Form 10-Q
period 1996-06-30
MCLEOD INC
filed 1996-08-14
CIK 919943

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549

                                   FORM 10-Q

(Mark One)

  ( x )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended  June 30, 1996

                                       or

  (   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period  ---------  to -----------

                         Commission file number 0-20763

                                  MCLEOD, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                      58-421407240
       (State of Incorporation)                (IRS Employer Identification No.)

        221 Third Avenue S.E.,
     Suite 500, Cedar Rapids Iowa                               52401
(Address of principal executive office)                       (Zip Code)

                                  319-364-0000
                        (Registrant's telephone number,
                              including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes       No  X
                                      ---      ---

         The number of shares outstanding of each class of the issuer's common stock as of August 7, 1996:


         Common Stock Class A: ($.01 par value)...............30,753,784 shares

         Common Stock Class B: ($.01 par value)...............15,625,929 shares

                                     INDEX


PART I.       Financial Information                                                                    Page
- -----------------------------------
Item 1.       Financial Statements............................................................         2

              Consolidated Balance Sheets, June 30, 1996 (unaudited)
              and December 31, 1995 ..........................................................         2

              Unaudited Consolidated Statements of Operations for the
              three and six months ended June 30, 1996 and 1995..............................          3

              Unaudited Consolidated Statements of Cash Flows for the
              six months ended June 30, 1996 and 1995.........................................         4

              Notes to Consolidated Financial Statements (unaudited).........................          5


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations .................................          7


PART  II -    Other Information
- --------------------------------

Item 1.       Legal Proceedings...............................................................        16

Item 4.       Submission of Matters to a Vote of Security-Holders ............................        17

Item 6.       Exhibits and Reports on Form 8-K ...............................................        18

Signatures ...................................................................................        19

                                    PART I

                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         MCLEOD, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,         DECEMBER 31,
                                                                                            1996              1995 *
                                                                                       --------------    ---------------
                                                                                         (Unaudited)
                      ASSETS
Current Assets
   Cash and cash equivalents                                                            $232,019,068          ------
   Trade receivables, less allowance for doubtful accounts and
      discounts 1995 $219,000; 1996 $280,000                                              12,975,005          6,689,069
   Inventory (Note 2)                                                                      3,075,351          2,638,829
   Prepaid expenses and other                                                              1,458,181            295,689
                                                                                       --------------    ---------------
            TOTAL CURRENT ASSETS                                                         249,527,605          9,623,587
                                                                                       --------------    ---------------
Property and Equipment
   Land                                                                                      309,539            310,917
   Telecommunication networks                                                             14,870,155          7,696,101
   Equipment                                                                              10,538,142          6,100,470
   Networks in progress                                                                   12,841,810          3,115,361
                                                                                       --------------    ---------------
                                                                                          38,559,646         17,222,849
   Less accumulated depreciation                                                           3,337,089          2,144,615
                                                                                       --------------    ---------------
                                                                                          35,222,557         15,078,234
                                                                                       --------------    ---------------

Intangible and Other Assets
   Deferred line installation costs, less accumulated amortization
      1995 $518,000; 1996 $737,000                                                         1,705,252          1,424,685
   Goodwill, less accumulated amortization 1995 $117,000; 1996 $205,000                    2,436,333          2,525,091
   Other                                                                                     407,746            334,855
                                                                                       --------------    ---------------
                                                                                           4,549,331          4,284,631
                                                                                       --------------    ---------------
                                                                                        $289,299,493        $28,986,452
                                                                                       ==============    ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                      $14,848,252         $5,832,543
   Checks issued not yet presented for payment                                             ------               918,932
   Accrued payroll and payroll related expenses                                            2,503,400          1,954,621
   Other accrued liabilities                                                               1,653,497            874,916
   Deferred revenue, current portion                                                         602,664            134,325
                                                                                       --------------    ---------------
            TOTAL CURRENT LIABILITIES                                                     19,607,813          9,715,337
                                                                                       --------------    ---------------
Long-Term Debt (Note 4)                                                                    ------             3,600,000
                                                                                       --------------    ---------------
Deferred Revenue, less current portion                                                     3,762,281            713,173
                                                                                       --------------    ---------------
Commitments
Stockholders' Equity
   Capital stock:
      Preferred, Class A, $5.50 par value; authorized 1,150,000 shares; none
         issued                                                                            ------             ------
      Preferred, $.01 par value; authorized 2,000,000 shares; none issued; terms
         determined upon issuance                                                          ------             ------
      Common, Class A, $.01 par value; authorized 75,000,000 shares; issued
         1995 16,387,081 shares; 1996 30,210,519                                             302,105            163,871
      Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares;
          issued 1995 and 1996 15,625,929 shares                                             156,259            156,259
   Additional paid-in capital                                                            299,833,502         40,117,164
   Accumulated deficit                                                                   (34,362,467)       (25,479,352)
                                                                                       --------------    ---------------
                                                                                         265,929,399         14,957,942
                                                                                       --------------    ---------------
                                                                                        $289,299,493        $28,986,452
                                                                                       ==============    ===============



* Condensed from audited financial statements

                 See Notes to Consolidated Financial Statements

                         MCLEOD, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                   -------------------------------    -----------------------------
                                                         1996             1995             1996            1995
                                                   ---------------    ------------    -------------  --------------
    Telecommunications revenue                        $13,918,304      $6,657,421      $26,405,823     $11,418,728
                                                   ---------------    ------------    -------------  --------------

    Operating expenses:
       Cost of service                                  9,474,008       4,361,335       18,723,990       7,628,002
       Selling, general and administrative              7,631,403       4,310,719       13,976,310       8,289,459
       Depreciation and amortization                    1,604,235         445,585        2,572,849         763,238
                                                   ---------------    ------------    -------------  --------------
                TOTAL OPERATING EXPENSES               18,709,646       9,117,639       35,273,149      16,680,699
                                                   ---------------    ------------    -------------  --------------
                OPERATING LOSS                         (4,791,342)     (2,460,218)      (8,867,326)     (5,261,971)

    Financial income (expense):
        Interest income                                   503,842          27,459          504,891          27,510
        Interest (expense)                               (255,309)       (332,378)        (520,679)       (487,396)
                                                   ---------------    ------------    -------------  --------------
                 LOSS BEFORE INCOME TAXES              (4,542,810)     (2,765,137)      (8,883,115)     (5,721,857)

    Income Taxes                                        -------         -------          -------         -------
                                                   ---------------    ------------    -------------  --------------
                 NET LOSS                             ($4,542,810)    ($2,765,137)     ($8,883,115)    ($5,721,857)
                                                   ===============    ============    =============  ==============

    Loss per common and common
       equivalent share                                    ($0.11)         ($0.07)          ($0.23)         ($0.15)
                                                   ===============    ============    =============  ==============

    Weighted average common and
       common equivalent shares
       outstanding                                     39,968,386      37,055,053       38,511,720      37,054,553
                                                   ===============    ============    =============  ==============





                 See Notes to Consolidated Financial Statements

                         MCLEOD, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                                 JUNE 30, 1996        JUNE 30, 1995
                                                                               ------------------   ------------------
Cash Flows from Operating Activities
   Net loss                                                                        ($8,883,115)         ($5,721,857)
   Adjustments to reconcile net loss to net cash ( used in)
      operating activities:
      Depreciation                                                                   1,197,499              560,187
      Amortization                                                                   1,716,515              460,051
      Changes in assets and liabilities, net of effects of
         purchase of MWR Telecom Inc.
         (Increase) in trade receivables                                            (6,285,935)            (906,170)
         (Increase) in inventory                                                      (436,522)             (92,023)
         (Increase) in deferred line installation costs                               (500,009)            (445,875)
         Increase in accounts payable and accrued
            expenses                                                                 7,003,339            1,343,620
         Increase (decrease) in deferred revenue                                     3,517,448              (14,263)
         Other, net                                                                 (1,167,521)            (194,917)
                                                                               ----------------     ----------------
            NET CASH (USED IN) OPERATING ACTIVITIES                                 (3,838,301)          (5,011,247)
                                                                               ----------------     ----------------

Cash Flows from Investing Activities
   Purchase of property and equipment                                              (17,997,066)            (564,069)
   Other                                                                              (258,038)            (267,749)
                                                                               ----------------     ----------------
            NET CASH (USED IN) INVESTING ACTIVITIES                                (18,255,104)            (831,818)
                                                                               ----------------     ----------------

Cash Flows from Financing Activities
    Decrease in checks issued not yet presented for
       payment                                                                        (918,932)             (34,115)
    Proceeds from line of credit agreement                                          34,400,000           33,400,000
    Payments on line of credit agreement                                           (38,000,000)         (35,100,000)
    Net proceeds from issuance of common stock                                     258,631,405           14,000,000
    Reissuance of treasury stock                                                        --                   39,000
                                                                               ----------------     ----------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                   254,112,473           12,304,885
                                                                               ----------------     ----------------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                                   232,019,068            6,461,820
Cash and cash equivalents:
    Beginning                                                                           --                   --
                                                                               ----------------     ----------------
    Ending                                                                        $232,019,068           $6,461,820
                                                                               ================     ================

Supplemental Disclosure of Cash Flow Information
  Cash payment for interest, net of interest
    capitalized 1995 $5,889; 1996 $204,056                                            $408,291             $227,782
                                                                               ================     ================

Supplemental Schedule of Noncash Investing and
   Financing Activities
   Accounts payable incurred for property and equipment                             $4,573,509              $66,548
                                                                               ================    =================

   Acquisition of MWR Telecom Inc.:
      Working capital acquired, net                                                                        $392,508
      Fair value of other assets acquired, principally fiber optic
          telecommunication networks                                                                      5,298,082
      Goodwill                                                                                            2,641,807
                                                                                                    ----------------
      Stock issued                                                                                       $8,332,397
                                                                                                    ================

                 See Notes to Consolidated Financial Statements

                         MCLEOD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (INFORMATION AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND
                              1996 IS UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

         Interim Financial Information (unaudited): The financial statements and notes related thereto as of June 30, 1996, and for the three and six month periods ended June 30, 1995 and 1996, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Registration Statement on Form S-1 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission in connection with its IPO (as defined in Note 3, below), and declared effective on June 10, 1996.


NOTE 2:  INVENTORIES

         Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts to maintain and build fiber optic networks. Inventories of approximately $1.6 million used to support a maintenance agreement are amortized on a straight-line basis over the 10-year life of the agreement.


NOTE 3:  OFFERING

         On June 14, 1996, the Company completed an initial public offering of its Class A Common Stock (the "IPO"). The Company issued 13,800,000 shares at an initial public offering price of $20.00 per share. The total proceeds from the IPO, net of underwriting discounts and expenses, were approximately $259 million.


NOTE 4:  DEBT

         Immediately following completion of the IPO, the Company paid off all existing indebtedness on its credit facility with the First National Bank of Chicago (the "Credit Facility") with proceeds from the IPO. The Credit Facility was subsequently canceled.

                         MCLEOD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (INFORMATION AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND
                              1996 IS UNAUDITED)



NOTE 5:  SUBSEQUENT EVENTS

         On July 15, 1996, the Company acquired Ruffalo, Cody & Associates, Inc., an Iowa corporation ("Ruffalo, Cody"), for a total purchase price of up to approximately $4.9 million in cash, 474,807 shares of Class A Common Stock issuable in exchange for Ruffalo, Cody common stock and 158,009 shares of Class A Common Stock issuable upon the exercise of options to purchase 158,009 shares of Class A Common Stock, which options were granted in exchange for cancellation of certain Ruffalo, Cody stock options (the "Substitute Options"). On July 15, 1996, the Company paid Ruffalo, Cody and its shareholders an aggregate of approximately $4.8 million in cash, 361,420 shares of Class A Common Stock, and Substitute Options to purchase 158,009 shares of Class A Common Stock. An additional $50,782 in cash and 113,387 shares of Class A Common Stock were placed into escrow by the Company, and will be delivered to the shareholders of Ruffalo, Cody over a period of 18 months, contingent upon the fulfillment of certain conditions relating to Ruffalo, Cody's ongoing revenues. The Company will record the Ruffalo, Cody acquisition as a purchase for accounting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of integrated local and long distance telecommunications services to small and medium-sized businesses primarily in Iowa and Illinois. The Company derives its telecommunications revenue from (i) the sale of "bundled" local and long distance telecommunications services to end users, (ii) telecommunications network maintenance services and (iii) competitive access services, including special access and private line services. The Company offers "one-stop" integrated telecommunications services tailored to the customer's individual needs. This approach simplifies the customer's telecommunications procurement and management tasks and provides for customized services, such as "least-cost" long distance pricing and enhanced calling features, to customers who might otherwise be unable to secure such services directly on a cost-effective basis. The Company also operates a competitive access provider that offers a variety of special access and private line services to 74 large businesses, institutional customers and interexchange carriers. In addition, the Company provides network maintenance services for the State of Iowa's fiber optic network. As of June 30, 1996, the Company served over 10,550 customers in 54 cities and towns.

         The Company was formed on June 6, 1991 as McLeod Telecommunications, Inc. It began operations in November of 1992, providing fiber optic maintenance services for the Iowa Communications Network. On August 1, 1993, the Company was reincorporated in the State of Delaware. McLeod Telemanagement, Inc. ("McLeod Telemanagement") received regulatory approvals in Iowa and Illinois to offer local and long distance services in December 1993 and began providing such services in January 1994. In April 1995, the Company acquired all of the outstanding stock of MWR Telecom Inc. ("MWR"), a competitive access provider in Des Moines, Iowa.

         The Company is organized as a holding company and operates through four wholly owned subsidiaries: (i) McLeod Telemanagement, which is the Company's retail marketing and sales entity, providing "telemanagement" services for small and medium-sized business customers and residential customers; (ii) MWR, which provides competitive access services to interexchange carriers and other high-volume users of telecommunications services, primarily in Des Moines, Iowa; (iii) McLeod Network Services, Inc., which is engaged in network construction; and (iv) McLeod Telecommunications, Inc., which is engaged in the Company's network maintenance activities.

         The Company currently derives its telecommunications revenue from (i) the sale of local and long distance telecommunications services to end users,
(ii) telecommunications network maintenance services and (iii) special access and private line services. The table set forth below summarizes the Company's percentage of revenues from these sources:

                                                                       Six Months
                                                                         Ended
                                                                        June 30,
                                                                     ------------
                                                                   1995         1996
                                                                   ----        -----
         Local and long distance telecommunications
         services . . . . . . . . . . . . . . . . . . . .          76%          68%

         Telecommunications network maintenance
         services . . . . . . . . . . . . . . . . . . . .          20%          11%

         Special access and private line services . . . .           4%          21%
                                                                    --          ---
                                                                  100%         100%
                                                                 -----        -----

         The Company began offering "bundled" local and long distance services to business customers in January 1994. At the end of 1995, the Company began marketing and providing long distance services to residential customers. The Company currently plans to continue its efforts to market and provide local and long distance telecommunications services to business customers and plans to accelerate its efforts to market such services to residential users by employing additional telemarketing sales personnel. The Company believes its efforts to market its residential telecommunications services offering, known as Primeline
(TM), will be enhanced by its July 1996 acquisition of Ruffalo, Cody & Associates ("Ruffalo, Cody"), a firm with expertise in telemarketing sales of telecommunications services. Because its revenue from network maintenance is derived almost exclusively from the Iowa Communications Network Maintenance Contract and such revenue is expected to increase more slowly than the Company's other types of revenue, the Company expects that revenue derived from network maintenance services will continue to constitute a decreasing percentage of the Company's revenue in the future. The percentage increase in revenue from special access and private line services for the six months ended June 30, 1996 was primarily due to the revenue from a one-time construction and sale of a fiber optic network. Excluding the revenue from this project, the percentage of total revenues from the three sources would have been 76%, 12% and 12%, respectively.

        The Company's principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service includes local services purchased from two Regional Bell Operating Companies, costs to terminate the long distance calls of the Company's customers through an interexchange carrier, costs associated with maintaining the Iowa Communications Network and costs associated with operating the Company's network. SG&A consists of selling and marketing, customer service and corporate administrative expenses. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment; amortization of goodwill related to the Company's acquisition of MWR; amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees, and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service.

         As the Company expands into new markets, both cost of service and SG&A will increase. The Company expects to incur SG&A expenses prior to achieving significant revenues in new markets. Significant levels of marketing activity may be necessary in new markets in order for the Company to build a customer base large enough to generate sufficient revenue to offset such marketing expenses. In addition, SG&A may increase as a percentage of revenue in the short term after the Company enters a new market, because many of the fixed costs of providing service in new markets are incurred before significant revenue can be expected from those markets.

         The Company has experienced operating losses since its inception as a result of efforts to build its customer base, develop and construct its network infrastructure, build its internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and geographic coverage. Expansion of the Company's operations and facilities, network and services will require significant capital expenditures. Accordingly, the Company expects that its cost of service, SG&A and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results. The Company expects to incur significant operating losses and to generate negative cash flows from operating and construction activities during the next several years while it develops its business and installs and expands its fiber optic network.

         The Company has generated net operating losses since its inception and, accordingly, has incurred no income tax expense. The Company has reduced the net deferred tax assets generated by these losses by a valuation allowance which offsets the net deferred tax asset due to the uncertainty of realizing the benefit of the tax loss carryforwards. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH
THREE MONTHS ENDED JUNE 30, 1995

     Telecommunications revenue increased from $6.7 million for the three months ended June 30, 1995 to $13.9 million for the three months ended June 30, 1996, representing an increase of $7.2 million or 109%. Revenue from the sale of local and long distance telecommunications services accounted for $4.6 million of this increase. There also was an increase of $2.4 million related to special access and private line services, of which $1.1 million was a one-time construction and sale of a fiber optic network.

     Revenue from telecommunications network maintenance services for the three months ended June 30, 1996 was $1.5 million, compared to $1.2 million for the second quarter of 1995. This increase was primarily attributable to additional services provided to the State of Iowa. The Company acquired MWR, a competitive access provider that offers special access and private line
services, in April 1995 in an acquisition accounted for as a purchase.   MWR
represented $393,000 and $862,000 of the Company's revenue, respectively, for the three months ended June 30, 1995 and 1996.

         Cost of service increased from $4.4 million for the three months ended June 30, 1995, to $9.5 million for the three months ended June 30, 1996, representing an increase of $5.1 million or 117%. This increase in cost of service resulted primarily from costs for providing local and long distance services and costs of $884,000 related to the one-time construction and sale of a fiber optic network discussed above. Cost of service as a percentage of telecommunication revenue increased from 66% for the three months ended June 30, 1995 to 68% for the three months ended June 30, 1996. While the cost of providing local and long-distance services remained the same as a percentage of the local and long-distance telecommunications revenue, the overall 2% increase was principally due to the low margin realized on the one-time construction and sale of a fiber optic network.

         SG&A increased from $4.3 million for the three months ended June 30, 1995 to $7.6 million for the three months ended June 30, 1996, an increase of $3.3 million or 77%. This increase was due to increased compensation resulting from selling and customer support activities of $1.3 million, additional administrative personnel expenses of $788,000 and associated costs of $1.2 million required to handle the growth experienced primarily in local and long distance services.

         Depreciation and amortization expenses increased from $446,000 for the three months ended June 30, 1995 to $1.6 million for the three months ended June 30, 1996, representing an increase of $1.2 million or 260%. The increase consisted of $567,000 of amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees and directors; depreciation of $184,000 related to the additional fiber optic network purchased and built during 1995 and the first six months of 1996; $87,000 resulting from the amortization of one-time installation costs primarily associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service; $310,000 of depreciation related to capital costs associated with the growth of the Company; and amortization of goodwill of $11,000 related to the Company's acquisition of MWR in April 1995.

         Net interest expense decreased from $332,000 for the second quarter of 1995 to $255,000 for the second quarter of 1996. The net decrease is primarily a result of increased amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to non-employees relative to a credit facility entered into in 1995; offset by lower interest expense on reduced borrowings as a result of the Company's payment of all amounts outstanding under its lines of credit with the First National Bank of Chicago (the "Credit Facility") in June 1996 with a portion of the proceeds from the Company's initial public offering ("IPO"); and the capitalization of interest costs in the amounts of $6,000 and $143,000 for the three-month periods ended June 30, 1995 and 1996 respectively.

         Interest income increased from $27,000 for the three-month period ended June 30, 1995, to $504,000 for the same period in 1996. This increase resulted from additional highly liquid interest-bearing investments made in June 1996 with a portion of the proceeds from the IPO.

         Net loss increased from $2.8 million for the three months ended June 30, 1995 to $4.5 million for the three months ended June 30, 1996, an increase of $1.7 million. This increase resulted primarily from the expansion of the local and long distance businesses and amortization expense related to stock options granted to certain officers, other employees and directors. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.


SIX MONTHS ENDED JUNE 30, 1996, COMPARED WITH
SIX MONTHS ENDED JUNE 30, 1995

         Telecommunications revenue increased from $11.4 million for the six-month period ended June 30, 1995, to $26.4 million for the same period in 1996, representing an increase of $15.0 million or 131%. Revenue from the sale of local and long distance telecommunications services accounted for $9.3 million of this increase. There also was an increase of $5.0 million related to special access and private line services, of which $2.8 million was a one-time construction and sale of a fiber-optic network.

         Revenue from telecommunications network maintenance services was $3.0 million for the six-month period ended June 30, 1996, and $2.3 million for the corresponding period in 1995. This increase was primarily attributable to increased revenues from the Company's Iowa Communications Network Maintenance Contract. The Company acquired MWR, a competitive access provider that offers most of the Company's special access and private line services, in April 1995 in an acquisition accounted for as a purchase. MWR represented $393,000 and $1.7 million, respectively, of the Company's revenue for the six-month periods ending June 30, 1995 and 1996.

         Cost of service increased from $7.6 million for the six-month period ended June 30, 1995, to $18.7 million for the six-month period ended June 30, 1996, an increase of $11.1 million or 145%. This increase in cost of service resulted primarily from costs for providing local and long distance services. Cost of service as a percentage of telecommunications revenue increased from 67% for the six-month period ended June 30, 1995 to 71% for the six-month period ended June 30, 1996. While the cost of providing local and long-distance services decreased as a percentage of the local and long-distance telecommunications revenue by less than 1%, the overall 4% increase was principally due to the low margin realized on the one-time construction and sale of a fiber optic network.

         SG&A increased from $8.3 million for the six-month period ended June 30, 1995 to $14.0 million for the six-month period ended June 30, 1996, an increase of $5.7 million or 69%. This increase was due to increased compensation resulting from selling and customer support activities of $2.4 million, additional administrative personnel expenses of $1.2 million and associated costs of $2.1 million required to handle the growth experienced primarily in local and long distance revenues.

         Depreciation and amortization expenses increased from $763,000 for the six-month period ended June 30, 1995 to $2.6 million for the six-month period ended June 30, 1996, an increase of $1.8 million or 237%. This increase consisted of $882,000 of amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees, and directors; depreciation of $359,000 related to the additional fiber optic network purchased and built during 1995 and the first six months of 1996; $367,000 of depreciation related to capital costs associated with the growth of the Company; $145,000 resulting from the amortization of one-time installation costs primarily associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service; and amortization of goodwill of $56,000 related to the Company's acquisition of MWR in April 1995.

         Net interest expense increased from $487,000 for the first half of 1995 to $521,000 for the first half of 1996. The net increase is primarily a result of increased amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to non-employees relative to a credit facility entered into in 1995; offset by lower interest expense on reduced borrowings as a result of the Company's payment of all amounts outstanding under its Credit Facility in June 1996 with a portion of the proceeds from the IPO; and the capitalization of interest costs in the amounts of $6,000 and $204,000 for the six-month periods ended June 30, 1995 and 1996, respectively.

         Interest income increased from $27,000 for the six-month period ended June 30, 1995 to $505,000 for the same period in 1996. This increase resulted from additional highly liquid interest-bearing investments made in June 1996 with a portion of the proceeds of the IPO.

         Net loss increased from $5.7 million for the six-month period ended June 30, 1995 to $8.9 million for the six-month period ended June 30, 1996, an increase of $3.2 million. This increase resulted primarily from the expansion of the local and long distance businesses and amortization expense related to stock options granted to certain officers, other employees, and directors. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.


LIQUIDITY AND CAPITAL RESOURCES

         Since the inception of the Company in June 1991, the Company's total assets have grown to $289.3 million at June 30, 1996. At June 30, 1996, $35.2 million of the total assets consisted of property and equipment, net of depreciation. The growth of the Company has been funded through private sales of equity securities yielding proceeds of $41.0 million, drawings under the Credit Facility, and net proceeds of $258.6 million from the IPO. At June 30, 1996, the Company's current assets of $249.5 million exceeded its current liabilities of $19.6 million, providing working capital of $229.9 million, which represents an improvement of $230.0 million compared to December 31, 1995 as a result of the Company's successful completion of the IPO. At December 31, 1995, the Company's current liabilities of $9.7 million exceeded current assets of $9.6 million, resulting in a working capital deficit of $92,000.
This working capital deficit resulted from the growth experienced by the Company, the increase in working capital components and the substantial investment in property and equipment.

         The net cash used in operating activities totaled $3.8 million for the six months ended June 30, 1996 and $9.5 million for the year ended December 31, 1995. During the six months ended June 30, 1996, cash for operating activities was used primarily to fund the Company's net loss of $8.9 million for such period. The Company also required cash to fund the growth in trade receivables of $6.3 million and other assets of $937,000 as a result of the growth in local and long distance telecommunications services and special access and private line services. These uses of cash were partially offset by an increase in accounts payable and accrued expenses of $7.0 million due to the costs associated with the increase in telecommunications revenue, an increase in deferred revenue of $3.5 million resulting primarily from amounts received in advance from completed segments under long-term leases of fiber optic telecommunication networks and an increase in depreciation and amortization expense. During the year ended December 31, 1995, cash for operating activities was used primarily to fund the Company's net loss of $11.3 million for such period. The Company also required cash to fund the growth in trade receivables of $3.6 million and deferred line installation costs of $800,000 as a result of the growth in local and long distance telecommunications services and entry into special access and private line services. The use of cash during the year ended December 31, 1995 was partially offset by an increase in accounts payable and accrued expenses of $4.1 million due to the costs associated with the increase in telecommunications revenue and an increase in depreciation and amortization expense.

         The Company's investing activities used cash of $18.3 million during the six months ended June 30, 1996 and $5.5 million during the year ended December 31, 1995 primarily as a result of its continued development and expansion of its fiber optic telecommunications network. During 1994, the Company started building its tele management business by offering local and long distance services to business customers through the purchase of Centrex services from two Regional Bell Operating Companies and interexchange carrier services for termination of long distance calls. The equipment required for the growth of the telemanagement business and the Company's development and construction of its fiber optic telecommunications network resulted in purchases of equipment and fiber optic cable totaling $18.0 million and $5.3 million during the six months ended June 30, 1996 and the year ended December 31, 1995, respectively.

         Cash received from net financing activities was $254.1 million during the six months ended June 30, 1996, primarily as a result of the IPO. The Company paid off and canceled the Credit Facility with a portion of the IPO proceeds during the same period. Cash received from financing activities during 1995 was $15.0 million and was primarily obtained through the issuance of Common Stock for an aggregate purchase price of $14.0 million in a private placement transaction. In addition, in April 1995 the Company issued Class B Common Stock valued at $8.3 million to acquire MWR.

         On July 15, 1996, the Company acquired Ruffalo, Cody, which will continue to provide affinity telemarketing services as a wholly owned
subsidiary of the Company.   The total purchase price for the acquisition
consisted of up to $4.9 million in cash, 474,807 shares of Class A Common Stock issuable in exchange for Ruffalo, Cody common stock and 158,009 shares of Class A Common Stock issuable upon the exercise of options to purchase 158,009 shares of Class A Common Stock, which options were granted in exchange for cancellation of certain Ruffalo, Cody stock options (the "Substitute Options"). On July 15, 1996, the Company paid Ruffalo, Cody and its shareholders an aggregate of $4.8 million in cash, 361,420 shares of Class A Common Stock, and
Substitute Options to purchase 158,009 shares of Class A Common Stock.   An
additional $50,782 in cash and 113,387 shares of Class A Common Stock were placed into escrow by the Company, and will be delivered to the shareholders of Ruffalo, Cody over a period of 18 months, contingent upon the fulfillment of certain conditions relating to Ruffalo, Cody's ongoing revenues. The Company will record the Ruffalo, Cody acquisition as a purchase for accounting purposes.

         The Company's cash management practices result in a short-term float position at the end of most months, which is reflected on the Company's balance sheet as checks issued not yet presented for payment. This position is due primarily to the timing of payments on telecommunications line capacity purchased from U S WEST Communications, Inc. ("U S West") and Ameritech Corporation ("Ameritech"). The Company generally writes checks every Friday for outstanding bills due within the next seven days. The Company releases the checks on the appropriate due dates.

         At December 31, 1995, the Company had actual remaining contractual capital commitments of $8.7 million for costs associated with the construction of fiber optic networks. The Company estimates its capital requirements for 1996, 1997 and 1998 will be, in the aggregate, approximately $157.0 million. These capital commitments and requirements are expected to be funded, in large part, by the net proceeds of the IPO and by lease payments to the Company for portions of the Company's network.

         The Company expects that it will require additional capital in the future for funding operating losses and working capital as well as continuing expansion into new markets and further network development and construction. In addition, the Company expects to explore alternatives to permit it to provide PCS and other wireless services and may decide to pursue the acquisition of PCS licenses or other strategic acquisitions, which could require substantial additional capital. The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings to be negotiated in the future, public and private debt and equity financings, and possible joint ventures. There can be no assurance that the Company will be successful in producing sufficient cash flows or raising sufficient debt or equity capital to enable it to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.

INFLATION

         The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

                 The Company is dependent on the Regional Bell Operating Companies for provision of its local and certain of its long distance services. U S WEST and Ameritech are currently the Company's sole suppliers of access to local central office switches. The Company uses such access to partition the local switch and provide local service to its customers.

                 The Company purchases access in the form of a product generally known as "Centrex." Without such access, the Company could not currently provide bundled local and long distance services, although it could provide stand-alone long distance service. Since the Company believes its ability to offer bundled local and long distance services is critical to its current sales efforts, any successful effort by U S WEST or Ameritech to deny or substantially limit the Company's access to partitioned switches would have a material adverse effect on the Company.

                 On February 5, 1996, U S WEST filed tariffs and other notices announcing its intention to limit future Centrex access to its switches by Centrex customers (including the Company) throughout U S WEST's fourteen-state service region, effective February 5, 1996. Although U S WEST stated that it would "grandfather" existing Centrex agreements with the Company and permit the Company to continue to use U S WEST's central office switches through April 29, 2005, it also indicated that it would not permit the Company to expand to new cities and would severely limit the number of new lines it would permit the Company to partition onto U S WEST's portion of the switches in cities currently served by the Company. Because of U S WEST's commitment to "grandfather" service to the Company, the Company does not believe its current customers are at risk that service will be interrupted. The Company has challenged, or is challenging, the U S WEST Centrex Action before the public utilities commissions in each of the states served by U S WEST where the Company is doing business or currently plans to do business. The Company based such challenges on various state and federal laws, regulations and regulatory policies, including Sections 251(b)(1) and 251(c)(4)(B) of the Telecommunications Act, which the Company believes impose upon the Regional Bell Operating Companies the duty not to prohibit, and not to impose unreasonable or discriminatory conditions or limitations on, the resale of their telecommunications services, and Section 251(c)(4)(A) of the Telecommunications Act, which the Company believes obligates the Regional Bell Operating Companies to offer for resale at wholesale rates any telephone communications services that are provided at retail to subscribers who are not telecommunications carriers. Additional statutes cited in the Company's challenges include provisions of the laws of Iowa, Minnesota and Colorado, which the Company believes prohibit restrictions on the resale of local exchange services, functions or capabilities; prohibit local exchange carriers from refusing access by other carriers to essential facilities on the same terms and conditions as the local exchange carrier provides to itself; and prohibit the provision of carrier services pursuant to rates, terms and conditions that are unreasonably discriminatory.

                 In Iowa, the Company filed a complaint with the Iowa Utilities Board against U S WEST's actions and was granted interim relief on an ex parte basis that allowed the Company to continue to expand to new cities and expand the number of new lines partitioned onto U S WEST's switches. Subsequent to the grant of interim relief, the Company on March 18, 1996 agreed to a settlement agreement with U S WEST that permits the Company to continue to expand, without restrictions, the number of new lines it serves in Iowa through March 18, 2001. In addition, the settlement agreement provides that the Company may expand to seven new markets (central offices) in Iowa per year through March 18, 2001. As a result of the settlement agreement, the Company has withdrawn its complaint before the Iowa Utilities Board.

                 In Iowa, the Utilities Board did not seek to review the settlement between US WEST and McLeod of the complaint filed by McLeod on this issue. Complaints filed by other parties with respect to US WEST's attempt to withdraw Centrex Plus service in Iowa proceeded to hearing before the Utilities Board, and resulted in a decision adverse to US WEST. US WEST has appealed this decision to Polk County, Iowa, District Court.

                 Litigation continues in all states where McLeod has challenged US WEST's action. In Nebraska, the matter is awaiting decision by the Nebraska Public Service Commission. In South Dakota, the Public Utilities Commission has rendered an oral decision rejecting US WEST's attempt to limit Centrex access, but no written order has yet been issued. McLeod expects US WEST to appeal a written order of the South Dakota Commission rejecting US WEST's action in that state. In Colorado, North Dakota, and Minnesota, proceedings before the respective regulatory agencies are still underway to consider
         US WEST's action.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

                 The following matters were submitted to a vote of security holders at the 1996 Annual Meeting of Stockholders held on April 30, 1996.

         1. Proposed amendment and restatement of the Certificate of Incorporation of the Company. There were 6,042,897 votes cast for approval of the amendment and restatement of the Certificate of Incorporation, no votes cast against approval of the amendment and restatement of the Certificate of Incorporation, no votes withheld and no abstentions. There were no broker non-votes recorded.

         2. Proposed amendment and restatement of the Amended Bylaws of the Company. There were 6,042,897 votes cast for approval of the amendment and restatement of the Amended Bylaws, no votes cast against approval of the amendment and restatement of the Amended Bylaws, no votes withheld and no abstentions. There were no broker non-votes recorded.

         3. Proposed Employee Stock Option Plan. There were 6,042,897 votes cast for approval of the Employee Stock Option Plan, no votes cast against approval of the Employee Stock Option Plan, no votes withheld and no abstentions. There were no broker non-votes recorded.

         4. Proposed Employee Stock Purchase Plan. There were 6,042,897 votes cast for approval of the Employee Stock Purchase Plan, no votes cast against approval of the Employee Stock Purchase Plan, no votes withheld and no abstentions. There were no broker non-votes recorded.

         5. Proposed Director Stock Purchase Plan. There were 6,042,897 votes cast for approval of the Director Stock Purchase Plan, no votes cast against approval of the Director Stock Purchase Plan, no votes withheld and no abstentions. There were no broker non-votes recorded.

         6.      Proposed amendment and restatement of the Company's
                 1992 Incentive Stock Option Plan, 1993 Incentive Stock Option Plan and 1995 Incentive Stock Option Plan (collectively, the "Incentive Stock Option Plans"). There were 6,042,897 votes cast for approval of the amendment and restatement of the Incentive Stock Option Plans, no votes cast against approval of the amendment and restatement of the Incentive Stock Option Plans, no votes withheld and no abstentions. There were no broker non-votes recorded.

         7. Election of two Directors to the Board of Directors of the Company. The following votes were cast in the election of directors:

                                                                           WITHHOLD
                                           FOR                            AUTHORITY
                                    ----------------------                ---------
                 Stephen C. Gray         6,042,897                           0
                 Paul D. Rhines          6,042,897                           0

         8. Proposed ratification of the appointment by the Board of Directors of the firm of McGladrey & Pullen, LLP as independent public accountants of the Company for the year ending December 31, 1996. There were 6,042,897 votes cast for ratification, no votes cast against ratification, no votes withheld and no abstentions. There were no broker non-votes recorded.


ITEM 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 11.      Statement Re: Computation of loss per common share

                 27.      Financial Data Schedule

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 MCLEOD, INC.
                                                 (registrant)




Date:  August 14, 1996             /s/       STEPHEN C. GRAY
              ---                     ------------------------------------------
                                           Stephen C. Gray
                                           President & Chief Operating Officer





Date:  August 14, 1996             /s/       BLAKE O. FISHER, JR.
              ---                     -----------------------------------------
                                           Blake O. Fisher, Jr.
                                           Chief Financial Officer & Treasurer

                              INDEX TO EXHIBITS

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                     Exhibit Description                       Page
  -------                    -------------------                   ------------

    11                   Statement Regarding Computation
                            of Per Share Earnings

    27                   Financial Data Schedule