Form 10-Q
period 1996-09-30
MCLEOD INC
filed 1996-11-08
CIK 919943

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD                 TO
                                       ---------------    --------------------

             COMMISSION FILE NUMBER 0-20763



                                  MCLEOD, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE                                58-421407240
        (STATE OF INCORPORATION)              (IRS EMPLOYER IDENTIFICATION NO.)


         221 THIRD AVENUE S.E.,                             52401
      SUITE 500, CEDAR RAPIDS IOWA                       (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


                                  319-364-0000
                        (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [x]        No   [ ]

   The number of shares outstanding of each class of the issuer's common stock as of November 5, 1996:

     Common Stock Class A:  ($.01 par value)  . . . . . . . . . . . . . . . . . . .  30,923,589 shares

     Common Stock Class B:  ($.01 par value)  . . . . . . . . . . . . . . . . . . .  15,625,929 shares

================================================================================

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2
         Consolidated Balance Sheets, September 30, 1996 (unaudited) and
         December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2
         Unaudited Consolidated Statements of Operations for the three and nine months
         ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
         Unaudited Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
         Notes to Consolidated Financial Statements (unaudited)   . . . . . . . . . . . . . . . . .        5
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

PART II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

                                   P A R T  I
                            FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         MCLEOD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                                                          1996                    1995*
                                                                                    --------------            -------------
                                                                                       (Unaudited)
                                                              ASSETS
 Current Assets
       Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .          $ 38,758                 $    ---
       Investment in available-for-sale securities . . . . . . . . . . . . . . .            53,002                      ---
       Trade receivables, net (Note 2) . . . . . . . . . . . . . . . . . . . . .            24,828                    6,689
       Inventory (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,333                    2,639
       Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,608                      ---
       Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . .             9,034                      296
                                                                                          --------                 --------
                  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .           146,563                    9,624
                                                                                          --------                 --------

 Property and Equipment
       Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,263                      311
       Telecommunication networks  . . . . . . . . . . . . . . . . . . . . . . .            21,996                    7,696
       Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,547                    6,101
       Networks in progress  . . . . . . . . . . . . . . . . . . . . . . . . . .            24,970                    3,115
                                                                                            ------                 --------
                                                                                            65,776                   17,223
       Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .             4,382                    2,145
                                                                                          --------                 --------
                                                                                            61,394                   15,078
                                                                                          --------                 --------

 Investments, Intangible and Other Assets
       Investment in available-for-sale securities . . . . . . . . . . . . . . .            31,239
       Deferred line installation costs, net (Note 2)  . . . . . . . . . . . . .             1,869                    1,425
       Other intangibles, net (Note 2) . . . . . . . . . . . . . . . . . . . . .            81,449                    2,525
       Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,563                      334
                                                                                          --------                 --------
                                                                                           116,121                    4,284
                                                                                          --------                 --------
                                                                                          $324,077                 $ 28,986
                                                                                          ========                 ========
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
      Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,697                      ---
      Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .             1,221                      ---
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,721                 $  5,832
      Checks issued not yet presented for payment  . . . . . . . . . . . . . . .               617                      919
      Accrued payroll and payroll related expenses . . . . . . . . . . . . . . .             4,464                    1,955
      Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .             4,945                      857
      Deferred revenue, current portion  . . . . . . . . . . . . . . . . . . . .               928                      134
      Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,348                       18
                                                                                          --------                 --------
                 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . .            39,941                    9,715
                                                                                          --------                 --------
 Long-Term Debt, less current maturities  (Note 4) . . . . . . . . . . . . . . .             4,155                    3,600
                                                                                          --------                 --------
 Deferred Revenue, less current portion  . . . . . . . . . . . . . . . . . . . .             6,274                      713
                                                                                          --------                 --------
 Commitments
 Stockholders' Equity
      Capital Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---                      ---
             Preferred, Class A, $5.50 par value; authorized 1,150,000 shares;
                   none outstanding  . . . . . . . . . . . . . . . . . . . . . .
             Preferred, $.01 par value; authorized 2,000,000 shares, none
                   issued; terms determined upon issuance  . . . . . . . . . . .               ---                      ---
             Common, Class A, $.01 par value; authorized 75,000,000 shares;
                   outstanding 1995 16,387,081 shares; 1996 30,742,610 shares                  307                      164
             Common, Class B, convertible, $.01 par value; authorized
                   22,000,000 shares; outstanding 1995 and 1996 15,625,929
                   shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .               156                      156
      Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .           312,141                   40,117
      Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (38,897)                 (25,479)
                                                                                          --------                 --------
                                                                                           273,707                   14,958
                                                                                          --------                 --------
                                                                                          $324,077                 $ 28,986
                                                                                          ========                 ========

* Condensed from audited financial statements.

                 See Notes to Consolidated Financial Statements

                         MCLEOD, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                                          ------------------------------          ------------------------------
                                                             1996                 1995               1996                 1995
                                                          ----------         -----------          ----------         -----------
 Revenue . . . . . . . . . . . . . . . . . . .               $19,091           $  8,019              $45,497             $19,438

 Operating expenses:
    Cost of service  . . . . . . . . . . . . .                12,969              5,044               31,693              12,672
    Selling, general and administrative  . . .                11,650              4,797               25,626              13,087
    Depreciation and amortization  . . . . . .                 2,161                466                4,734               1,229
                                                             -------           --------              -------            --------
       TOTAL OPERATING EXPENSES  . . . . . . .                26,780             10,307               62,053              26,988

           OPERATING LOSS  . . . . . . . . . .                (7,689)            (2,288)             (16,556)             (7,550)

 Nonoperating income (expense):
    Interest income  . . . . . . . . . . . . .                 2,899                 51                3,404                  79
    Interest expense . . . . . . . . . . . . .                   (23)              (205)                (544)               (693)
    Other  . . . . . . . . . . . . . . . . . .                   278                ---                  278                 ---
                                                             -------           --------              -------            --------
       TOTAL NONOPERATING INCOME (EXPENSE)                     3,154               (154)               3,138                (614)

       LOSS BEFORE INCOME TAXES  . . . . . . .                (4,535)            (2,442)             (13,418)             (8,164)
 Income taxes  . . . . . . . . . . . . . . . .                   ---                ---                  ---                 ---
                                                             -------           --------              -------            --------
       NET LOSS  . . . . . . . . . . . . . . .               $(4,535)          $ (2,442)             (13,418)           $ (8,164)
                                                             =======           ========               ======             =======

 Loss per common and common equivalent share                 $ (.10)           $  (0.07)             $ (0.33)            $ (0.22)
                                                             =======           ========              =======             =======
 Weighted average common and common
 equivalent shares outstanding                                46,233             37,055               41,188              37,055
                                                              ======             ======               ======              ======

                 See Notes to Consolidated Financial Statements

                         MCLEOD, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                 NINE MONTHS        NINE MONTHS
                                                                                    ENDED              ENDED
                                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                                    1996               1995
                                                                               ----------------  ----------------
 Cash Flows from Operating Activities
      Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ (13,418)          $ (8,164)
      Adjustments to reconcile net loss to net cash used in
             operating activities:
             Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .             2,243                882
             Amortization  . . . . . . . . . . . . . . . . . . . . . . . . .             2,832                791
             Changes in assets and liabilities, net of effects of purchase .
               business acquisitions (Note 5):
             (Increase) in trade receivables . . . . . . . . . . . . . . . .            (6,598)            (2,488)
             (Increase) in inventory . . . . . . . . . . . . . . . . . . . .            (2,694)              (152)
             (Increase) in deferred expenses . . . . . . . . . . . . . . . .              (730)               ---
             (Increase) in deferred line installation costs  . . . . . . . .              (842)              (661)
             Increase in accounts payable and accrued expenses . . . . . . .             4,095              1,888
             Increase in deferred revenue  . . . . . . . . . . . . . . . . .             6,354                 10
             Increase in customer deposits . . . . . . . . . . . . . . . . .             1,027                  9
             Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,727)              (188)
                                                                                     ---------           --------
                     NET CASH (USED IN) OPERATING ACTIVITIES . . . . . . . .           (10,458)            (8,073)
                                                                                     ---------           --------
 Cash Flows from Investing Activities
      Purchases of available-for-sale securities . . . . . . . . . . . . . .          (123,012)               ---
      Proceeds from sale of available-for-sale securities  . . . . . . . . .            39,047                ---
      Purchase of property and equipment . . . . . . . . . . . . . . . . . .           (39,742)            (2,403)
      Business acquisitions (Note 5) . . . . . . . . . . . . . . . . . . . .           (78,868)               ---
      Deposit on PCS licenses  . . . . . . . . . . . . . . . . . . . . . . .            (4,889)               ---
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (950)              (349)
                                                                                     ---------           --------
                      NET CASH (USED IN) INVESTING ACTIVITIES                         (208,414)            (2,752)
                                                                                     ---------           --------
 Cash Flows from Financing Activities
      Increase (decrease) in checks issued not yet presented for payment . .              (302)               286
      Proceeds from line of credit agreements  . . . . . . . . . . . . . . .            50,238             36,100
      Payments on line of credit agreements  . . . . . . . . . . . . . . . .           (52,441)           (39,600)
      Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . .             2,012                ---
      Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . .                (8)               ---
      Net proceeds from issuance of common stock . . . . . . . . . . . . . .           258,131             14,000
      Reissuance of treasury stock . . . . . . . . . . . . . . . . . . . . .               ---                 39
                                                                                     ---------           --------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . .           257,630             10,825
                                                                                     ---------           --------
                     NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . .            38,758                ---
 Cash and cash equivalents:
      Beginning  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---                ---
                                                                                     ---------           --------
      Ending . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  38,758           $    ---
                                                                                     =========           ========

                 See Notes to Consolidated Financial Statements

                         MCLEOD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS OF AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

  Interim Financial Information (unaudited): The financial statements and notes related thereto as of September 30, 1996, and for the three and nine month periods ended September 30, 1996 and 1995, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Registration Statement on Form S-1 (File No. 333-13885) and all related amendments and exhibits (including all financial statements and notes therein), initially filed by the Company with the Securities and Exchange Commission on October 10, 1996.

NOTE 2:  SUPPLEMENTAL ASSET DATA

 The balance in trade receivables, net is composed of the following:

                                                                  (Amounts in thousands)
                                                        SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                                       --------------------     --------------------
       Trade Receivables:
          Billed                                                $   21,129                  $6,908
          Unbilled                                                   7,172                     ---
                                                       --------------------     --------------------
                                                                $   28,301                  $6,908
       Allowance for doubtful accounts and discounts                (3,473)                   (219)
                                                       --------------------     --------------------
                                                                $   24,828                  $6,689
                                                       ====================     ====================

   Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain and build fiber optic networks. Inventories of approximately $1.6 million used to support a maintenance agreement are amortized on a straight-line basis over the 10-year life of the agreement.

   Deferred line installation costs are reflected net of accumulated amortization of $916,000 and $518,000 as of September 30, 1996 and December 31, 1995, respectively. Other intangibles are reflected net of accumulated amortization of $575,000 and $117,000 as of September 30, 1996 and December 31, 1995, respectively.

NOTE 3:  OFFERINGS

   On June 14, 1996, the Company completed an initial public offering (the "IPO") of its Class A Common Stock, par value $.01 per share ("Class A Common Stock"). The Company issued 13,800,000 shares at an initial public offering price of $20.00 per share. The total proceeds from the IPO, net of underwriting discounts and expenses, were approximately $258 million. The Company also filed a Registration Statement on Form S-1 (File No. 333-13885) with the Securities and Exchange Commission on October 10, 1996 in connection with a public offering of its Class A Common Stock to be completed during the fourth quarter of 1996 (the "Current Offering").

NOTE 4:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                (Amounts in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                           ------------------------------------
                                                                                   1996            1995
                                                                           ------------------------------------
                                                                                       (UNAUDITED)
 Supplemental Disclosure of Cash Flow information

       Cash payment for interest, net of interest
          capitalized 1996 $204,056; 1995 $61,914  . . . . . . . . . . . .         $   761         $      240
                                                                                   =======         ==========
 Supplemental Schedule of Noncash Investing and
       Financing Activities

       Accounts payable incurred for property and equipment  . . . . . . .         $ 5,172         $      141
                                                                                   =======         ==========
       Acquisition of MWR Telecom, Inc.
          Working capital acquired, net  . . . . . . . . . . . . . . . . .                         $      393
          Fair value of other assets acquired, principally
             fiber optic telecommunication networks  . . . . . . . . . . .                         $    5,298
          Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              2,642
                                                                                                   ----------
          Stock issued . . . . . . . . . . . . . . . . . . . . . . . . . .                         $    8,332
                                                                                                   ==========
       Acquisition of Ruffalo, Cody & Associates, Inc. (Note 5)
          Cash purchase price  . . . . . . . . . . . . . . . . . . . . . .         $ 4,808
          Stock issued . . . . . . . . . . . . . . . . . . . . . . . . . .           8,945
          Options to purchase Class A common stock . . . . . . . . . . . .           3,911
          Less cash to be received upon exercise of options  . . . . . . .            (610)
                                                                                   -------
                                                                                   $17,054
                                                                                   =======
          Working capital acquired, net  . . . . . . . . . . . . . . . . .         $   758
          Fair value of other assets acquired, principally equipment . . .           1,068
          Intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . .          15,228
                                                                                   -------
                                                                                   $17,054
                                                                                   =======
       Acquisition of Telecom*USA Publishing Group, Inc. (Note 5)
          Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $74,060
          Incentive Agreements . . . . . . . . . . . . . . . . . . . . . .           1,610
                                                                                   -------
                                                                                   $75,670
                                                                                   =======
          Working capital acquired, net  . . . . . . . . . . . . . . . . .         $ 8,475
          Fair value of other assets acquired, principally equipment . . .           4,405
          Intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . .          64,126
          Liabilities assumed, principally long-term debt  . . . . . . . .          (1,336)
                                                                                   -------
                                                                                   $75,670
                                                                                   =======


NOTE 5:  ACQUISITIONS

   Ruffalo, Cody & Associates, Inc. - On July 15, 1996, the Company consummated an acquisition of Ruffalo, Cody & Associates, Inc. ("Ruffalo, Cody"), from the shareholders of Ruffalo, Cody by means of a forward triangular merger pursuant to an Agreement and Plan of Reorganization, dated as of July 12, 1996 (the "Agreement"), by and among the Company, Ruffalo, Cody and certain shareholders of Ruffalo, Cody. Pursuant to the Agreement, (i) McLeod Merging Co., a newly incorporated Iowa corporation and a wholly-owned subsidiary of the Company, was merged with and into Ruffalo, Cody, with McLeod Merging Co. (which has been renamed "Ruffalo, Cody & Associates, Inc.") being the surviving corporation,
(ii) the outstanding shares of Ruffalo, Cody common stock were converted into the right to receive cash and/or shares of Class A Common Stock, and (iii) the outstanding options to purchase shares of the Ruffalo, Cody common stock were converted into options to purchase shares of Class A Common Stock (the "Substitute Options"). Under the Agreement, each issued and outstanding share of Ruffalo, Cody common stock was converted into the right to receive a maximum of approximately 0.7 of a share of Class A Common Stock.

   The Company agreed to purchase Ruffalo, Cody for a maximum aggregate purchase price of approximately $19.9 million (based on the average market price of the Class A Common Stock during the five business days before and after the acquisition date). The purchase price consisted of approximately $4.9 million in cash, 474,807 shares of Class A Common Stock issuable upon exchange for Ruffalo, Cody common stock, and 158,009 shares of Class A Common Stock issuable upon the exercise of the Substitute Options. On July 15, 1996, the Company paid an aggregate of approximately $4.8 million in cash and issued 361,420 shares of Class A Common Stock to the shareholders of Ruffalo, Cody, and granted to the Ruffalo, Cody option holders Substitute Options to purchase 158,009 shares of Class A Common Stock. An additional $50,782 in cash and 113,387 shares of Class A Common Stock were placed into escrow and will be delivered (if at all) to certain of the shareholders of Ruffalo, Cody over a period of 18 months, contingent upon certain conditions relating to Ruffalo, Cody's ongoing revenues from an agreement with a major long distance carrier to provide telemarketing services. The major long distance carrier has informed Ruffalo, Cody that it intends to terminate this contract effective December 31, 1996. The Company recorded the Ruffalo, Cody acquisition as a purchase for accounting purposes.

   Telecom*USA Publishing Group, Inc. - On September 20, 1996, the Company acquired Telecom*USA Publishing Group, Inc. ("Telecom") pursuant to an Agreement and Plan of Reorganization, dated as of August 15, 1996, between the Company and Telecom. Pursuant to this agreement, (i) Telecom was merged with and into McLeod Reverse Merging Co., a newly incorporated Iowa corporation and a wholly owned subsidiary of the Company, with Telecom as the surviving corporation, (ii) each outstanding share of common stock, no par value, of Telecom was converted into the right to receive $12.75 in cash, and (iii) all outstanding non-vested options to purchase shares of Telecom common stock were replaced with a deferred compensation program.

   This acquisition resulted in a total purchase price of approximately $75.7 million. The purchase consisted of approximately $74.1 million in cash and an additional amount currently estimated to be approximately $1.6 million resulting from the Company entering into a deferred compensation program with all holders of non-vested options to purchase shares of Telecom. At the time of the acquisition, Telecom had outstanding debt of approximately $6.6 million. The Company recorded the Telecom acquisition as a purchase for accounting purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

OVERVIEW

   The Company is a provider of integrated telecommunications services to small and medium-sized businesses and, since June 1996, residential customers, primarily in Iowa and Illinois. The Company derives its telecommunications revenue from (i) the sale of "bundled" local, long distance and other telecommunications services to end users, (ii) telecommunications network maintenance services, (iii) competitive access services, including special access and private line services, and (iv) ancillary services, including direct marketing and telemarketing services and the sale of advertising space in telephone directories. As of September 30, 1996, the Company served over 13,630 telecommunications customers in 68 cities and towns.

   The Company offers "one-stop" integrated telecommunications services, including local, long distance, voice mail, paging and Internet access services, tailored to the customer's specific needs. For business customers, this approach simplifies telecommunications procurement and management and makes available customized services, such as "least-cost" long distance pricing and enhanced calling features, that might not otherwise be directly available to such customers on a cost-effective basis. For residential customers, this approach provides integrated local, long distance and other telecommunications services, flat-rate long distance pricing and enhanced calling features as part of the

Company's basic PrimeLine(R) residential services. The Company also operates a competitive access provider that offers a variety of special access and private line services to 76 large businesses, institutional customers and interexchange carriers. In addition, the Company provides network maintenance services for the State of Iowa's fiber optic network.

   The Company was formed on June 6, 1991 as McLeod Telecommunications, Inc.
It began operations in November of 1992, providing fiber optic maintenance services for the State of Iowa's fiber optic network that links certain of the State's schools, libraries and other public buildings (the "Iowa Communications Network"). On August 1, 1993, the Company was reincorporated in the State of Delaware. McLeod Telemanagement, Inc., a wholly owned subsidiary of the Company, received regulatory approvals in Iowa and Illinois to offer local and long distance services in December 1993 and began providing such services in January 1994. In April 1995, July 1996 and September 1996, respectively, the Company acquired MWR Telecom, Inc. ("MWR"), a competitive access provider in Des Moines, Iowa, Ruffalo, Cody, a telemarketing company, and Telecom, a publisher of telephone directories.

   The Company is organized as a holding company and operates through six wholly owned subsidiaries. Since September 1996, the Company's business has
been organized into four operational groups:   (i) Business Services, which
develops, markets and sells the Company's telecommunications services to business customers; (ii) Consumer Services, which markets and sells the Company's PrimeLine(R) service to residential customers and engages in various direct marketing and telemarketing activities; (iii) Network Services, which designs, constructs, and operates the Company's fiber optic network and engages in the Company's network maintenance activities; and (iv) Publishing Services, which publishes and distributes telephone directories.

   The Company is currently offering telecommunications services to business and residential customers located primarily in Iowa and Illinois. The Company also offers long distance service in Omaha, Nebraska. The Company intends to begin sales of telecommunications services in a number of markets in Minnesota and Wisconsin during the fourth quarter of 1996. The Company plans to enter markets in South Dakota and North Dakota in 1997. Over the next several years, depending on competitive and other factors, the Company also intends to offer telecommunications services in Nebraska, Colorado, Wyoming, Montana, Utah and Idaho.

    The statements in the foregoing paragraph about the Company's expansion plans are "forward looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and the Company's actual geographic expansion may differ materially from that indicated by its current plans, in each case as a result of a variety of factors, including: (I) the availability of financing and regulatory approvals; (ii) the number of potential customers in a target market; (iii) the existence of strategic alliances or relationships; (iv) technological, regulatory or other developments in the Company's business; (v) changes in the competitive climate in which the Company operates; and (vi) the emergence of future opportunities.

   The Company believes it is the first telecommunications provider in most of its current markets to offer "bundled" local, long distance and other telecommunications services. As a result, the Company believes that it is well-positioned to take advantage of fundamental changes occurring in the telecommunications industry resulting from the Telecommunications Act of 1996 (the "Telecommunications Act") and to challenge incumbent local carriers. The Company provides local service using existing telephone lines obtained from incumbent local exchange carriers, which allows customers to switch to local service provided by the Company without changing existing telephone numbers. The Company provides long distance services by purchasing bulk capacity from a long distance carrier. Using the Company's sophisticated proprietary software, known as Raterizer(R), each business customer receives the lowest long distance rate available each month from among the pricing plans of AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Corporation that currently are most popular with the Company's business customers, and, in certain cases, rates specifically identified by a business customer and agreed to by the Company. The Company also provides paging and Internet access services.

   The Company has historically derived its telecommunications revenue from (i) the sale of local and long distance telecommunications services to end users,
(ii) telecommunications network maintenance services and (iii) special access and private line services. The Company also derives revenue from ancillary services as a result of its acquisitions of Ruffalo, Cody and Telecom in July 1996 and September 1996, respectively. The Company began deriving revenue from direct marketing and telemarketing services on July 15, 1996, the date the Company acquired Ruffalo, Cody. The Company also began deriving revenue from the sale of advertising space in telephone directories published by Telecom on September 20, 1996, the date the Company acquired Telecom. The table set forth below summarizes the Company's percentage of revenues from these sources:


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              ------------------------
                                                                                 1995        1996
                                                                              ----------   -----------
 Local and long distance telecommunications services                                75%           63%
 Telecommunications network maintenance services                                    19%           10%
 Special access and private line services                                            6%           18%
 Ancillary services                                                                 ---            9%
                                                                              ----------   -----------
                                                                                   100%          100%
                                                                              ==========   ===========


   The Company began offering "bundled" local and long distance services to business customers in January 1994. At the end of 1995, the Company began providing, on a test basis, long distance services to residential customers. In June 1996, the Company began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of telecommunications services, marketed under the name PrimeLine(R), that includes local and long distance service, voice mail, paging, Internet access and travel card services. The Company plans to continue its efforts to market and provide local, long distance and other telecommunications services to business customers and plans to accelerate its efforts to market its PrimeLine(R) service to residential customers. The Company believes its efforts to market its integrated telecommunications services will be enhanced by its July 1996 acquisition of Ruffalo, Cody, which specializes in direct marketing and telemarketing services, including telecommunications sales, and its September 1996 acquisition of Telecom, which publishes and distributes "white page" and "yellow page" telephone directories in fifteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets.

   Because its revenue from network maintenance is derived almost exclusively from the State of Iowa under a fiber optic maintenance contract for the Iowa Communications Network (the "Iowa Communications Network Maintenance Contract") and such revenue is expected to increase more slowly than the Company's other types of revenue, the Company expects that revenue derived from network maintenance services will continue to constitute a decreasing percentage of the Company's revenue in the future. Special access and private line services as a percentage of the Company's total revenue increased in 1995 due to the revenue generated by MWR, which was acquired in April 1995. The percentage increase in revenue from this source for the nine months ended September 30, 1996 was due primarily to non-recurring revenue from the construction, installation and sale of fiber optic networks and related equipment. Excluding the revenue from these projects as well as the ancillary revenues the Company began deriving from the acquisitions of Ruffalo, Cody and Telecom, the percentage of total revenues from the Company's three historical sources would have been 77%, 12%, and 11%, respectively.

   The Company's principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from two Regional Bell Operating Companies, costs to terminate the long distance calls of the Company's customers through an interexchange carrier, costs associated with maintaining the Iowa Communications Network and costs associated with operating the Company's network. Cost of service also includes the costs of printing and distributing the telephone directories published by Telecom. SG&A consists of selling and marketing, customer service and corporate administrative expenses. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment; amortization of goodwill related to the Company's acquisition of MWR, Ruffalo, Cody and Telecom; amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees, and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service.

   As the Company expands into new markets, both cost of service and SG&A will increase. The Company expects to incur SG&A expenses prior to achieving significant revenues in new markets. Significant levels of marketing activity may be necessary in new markets in order for the Company to build a customer base large enough to generate sufficient revenue to offset such marketing expenses. In addition, SG&A may increase as a percentage of total revenue in the short term after the Company enters a new market, because many of the fixed costs of providing service in new markets are incurred before significant revenue can be expected from those markets.

   The Company has experienced operating losses since its inception as a result of efforts to build its customer base, develop and construct its network infrastructure, build its internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and geographic coverage. Accordingly, the Company expects that its cost of service, SG&A and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results. The Company expects to incur significant operating losses and to generate negative cash flows from operating and construction activities during the next several years while it develops its business and installs and expands its fiber optic network. In addition, the Company may be forced to change its pricing policies to respond to a changing competitive environment, and there can be no assurance that the Company will be able to maintain its operating margin.
There can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability or positive cash flows.

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

    Revenue increased from $8 million for the three months ended September 30, 1995 to $19.1 million for the three months ended September 30, 1996, representing an increase of $11.1 million or 139%. Revenue from the sale of local and long distance telecommunications services accounted for $5 million of this increase. There also was an increase of $1.9 million related to special access and private line services. Revenue from telecommunications network maintenance services for the three months ended September 30, 1996 was $1.5 million, compared to $1.3 million for the third quarter of 1995, which increase was primarily attributable to additional services provided to the State of Iowa. The three months ended September 30, 1996 included ancillary revenues of $4 million related to the acquisition of Ruffalo, Cody in July 1996.

    Cost of service increased from $5 million for the three months ended September 30, 1995, to $13 million for the three months ended September 30, 1996, representing an increase of $8 million or 157%. This increase in cost of service resulted primarily from increased costs required to provide the increased levels of revenue noted above, including cost of service related to Ruffalo, Cody acquired in July 1996. Cost of service as a percentage of telecommunication revenue increased from 63% for the three months ended September 30, 1995 to 68% for the three months ended September 30, 1996.

This increase was primarily a result of an increased number of higher volume, price sensitive customers and increased local line costs associated with expansion into new markets.

   SG&A increased from $4.8 million for the three months ended September 30, 1995 to $11.7 million for the three months ended September 30, 1996, an increase of $6.9 million or 143%. This increase was due to increased compensation of $1.9 million resulting from selling and customer support activities, additional administrative personnel expenses of $1.1 million, additional expenses of $1.6 million related to Ruffalo, Cody and Telecom, and associated costs of $2.3 million required to handle the growth experienced primarily in local and long distance services.

   Depreciation and amortization expenses increased from $466,000 for the three months ended September 30, 1995 to $2.2 million for the three months ended September 30, 1996, representing an increase of $1.7 million or 364%. The increase consisted of $567,000 of amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees and directors; depreciation of $275,000 related to the additional fiber optic network purchased and built during 1995 and the first nine months of 1996; $82,000 resulting from the amortization of one-time installation costs primarily associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service; $443,000 of depreciation related to capital costs associated with the growth of the Company; and amortization of intangible assets of $329,000 related to the Company's acquisitions.

   Interest income increased from $51,000 for the three-month period ended September 30, 1995, to $2.9 million for the same period in 1996. This increase resulted from additional highly liquid interest-bearing investments made with a portion of the proceeds from IPO.

   Interest expense decreased from $205,000 for the third quarter of 1995 to $23,000 for the third quarter of 1996. This decrease was primarily a result of lower interest expense on reduced borrowings as a result of the Company's payment of the majority of the amounts outstanding under its lines of credit with the First National Bank of Chicago (collectively, the "Credit Facility") in June 1996 with a portion of the proceeds from the IPO. The Company also had other non-operating income of $278,000 for the three month period ended September 30, 1996.

   Net loss increased from $2.4 million for the three months ended September 30, 1995 to $4.5 million for the three months ended September 30, 1996, an increase of $2.1 million. This increase resulted primarily from the expansion of the local and long distance businesses and amortization expense related to stock options granted to certain officers, other employees and directors. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

   Revenue increased from $19.4 million for the nine-month period ended September 30, 1995 to $45.5 million for the nine months ended September 30, 1996, representing an increase of $26.1 million or 134%. Revenue from the sale of local and long distance telecommunications services accounted for $14.3 million of this increase. Total local and long-distance customers increased 72% from 7,870 at September 30, 1995 to 13,552 at September 30, 1996. Local lines under the Company's management increased 76% from 31,763 at September 30, 1995 to 55,993 at September 30, 1996. Average lines per customer increased from 4.03 at September 30, 1995 to 4.33 at September 30, 1996. Average monthly revenue per line decreased from $66.71 for the month ended September 30, 1995 to $65.77 for the month ended September 30, 1996, due to the inclusion of residential lines at September 30, 1996.

   Revenue from telecommunications network maintenance services increased from $3.6 million for the nine-month period ended September 30, 1995 to $4.4 million for the nine months ended September 30, 1996. This increase was primarily attributable to increased revenues from the Company's Iowa Communication Network Maintenance Contract. Revenue from special access and private line services accounted for $6.9 million of the total increase in telecommunications revenue, of which $2.9 million was from the non-recurring construction and sale of fiber-optic networks. The Company acquired MWR, a competitive access provider that offers most of the Company's special access and private line services, in April 1995 in an acquisition accounted for as a purchase. MWR represented $1 million and $2.6 million, respectively, of the Company's special access and private line services revenue for the nine-month periods ended September 30, 1995 and 1996. Revenue of $4 million from ancillary services was due wholly to Ruffalo, Cody direct marketing and telemarketing sales since its acquisition in July, 1996.

   Cost of service increased from $12.7 million for the nine-month period ended September 30, 1995, to $31.7 million for the nine-month period ended September 30, 1996, an increase of $19 million or 150%. This increase in cost of service resulted primarily from increased costs of providing local and long distance services. Cost of service as a percentage of telecommunications revenue increased from 65% for the nine-month period ended September 30, 1995 to 70% for the nine-month period ended September 30, 1996. The cost of providing local and long-distance services increased as a percentage of the local and long-distance telecommunications revenue by 2.7% primarily as a result of an increased number of higher volume, price-sensitive customers and increased local line costs associated with expansion into new markets. The additional increase in cost of service as a percentage of telecommunication revenue was due primarily to the low margin realized on the construction of sale of fiber optic networks.

   SG&A increased from $13.1 million for the nine-month period ended September 30, 1995 to $25.6 million for the nine-month period ended September 30, 1996, an increase of $12.5 million or 96%. This increase was due to increased compensation expense resulting from selling and customer support activities of $4.3 million, additional administrative personnel expense of $2.3 million, additional expenses of $1.6 million related to Ruffalo, Cody and Telecom and associated costs of 4.3 million related to the growth experienced primarily in local and long distance revenues.

   Depreciation and amortization expenses increased from $1.2 million for the nine-month period ended September 30, 1995 to $4.7 million for the nine-month period ended September 30, 1996, an increase of $3.5 million or 285%. This increase consisted of $1.5 million of amortization expense related to the excess of estimated aggregate fair market value of certain options over the aggregate exercise price of such options granted to certain officers, other employees, and directors; depreciation of $634,000 related to the additional fiber optic network purchased and built during 1995 and the first nine months of 1996; $764,000 of depreciation related to capital costs associated with the growth of the Company; $144,000 resulting from the amortization of one-time installation costs primarily associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service; and amortization of goodwill and other intangible assets of $514,000 related to the Company's acquisition of MWR in April 1995, Ruffalo, Cody in July 1996 and Telecom in September 1996.

   Interest income increased from $79,000 for the nine-month period ended September 30, 1995 to $3.4 million for the same period in 1996. This increase resulted from earnings on investments made with a portion of the proceeds from the IPO.

   Interest expense decreased from $693,000 for the nine months ended September 30, 1995 to $543,000 for the nine months ended September 30, 1996. This decrease was primarily a result of lower interest expense on reduced borrowings as a result of the Company's payment of all amounts outstanding under the Credit Facility in June 1996 with a portion of the net proceeds from the IPO. The Company also had other non-operating income of $278,000 for the nine month period ended September 30, 1996.

   Net loss increased from $8.2 million for the nine-month period ended September 30, 1995 to $13.4 million for the nine-month period ended September 30, 1996, an increase of $5.2 million. This increase resulted primarily from the expansion of the local and long distance businesses and amortization expense related to stock options granted to certain officers, other employees and directors. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

LIQUIDITY AND CAPITAL RESOURCES

   Since the inception of the Company in June 1991, the Company's total assets have grown to $324.1 million at September 30, 1996. At September 30, 1996, $61.4 million of the total assets consisted of property and equipment, net of depreciation. The growth of the Company has been funded through private sales of equity securities yielding proceeds of $41 million, drawings under the Credit Facility, and net proceeds of approximately $258.1 million from the IPO. At September 30, 1996, the Company's current assets of $146.6 million exceeded its current liabilities of $39.9 million, providing working capital of $106.7 million, which represents an improvement of $106.7 million compared to December 31, 1995 primarily attributable to the Company's completion of the IPO. At December 31, 1995, the Company's current liabilities of $9.7 million exceeded current assets of $9.6 million, resulting in a working capital deficit of $92,000. This working capital deficit resulted from the growth experienced by the Company, the increase in working capital components and the substantial investment in property and equipment.

   The net cash used in operating activities totaled $10.5 million for the nine months ended September 30, 1996 and $8.1 million for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, cash for operating activities was used primarily to fund the Company's net loss of $13.4 million for such period. The Company also required cash to fund the growth in trade receivables of $6.6 million and other assets of $4.3 million as a result of the growth in local and long distance telecommunications services and special access and private line services. These uses of cash were partially offset by an increase in accounts payable and accrued expenses of $4.1 million due to the costs associated with the increase in telecommunications revenue, an increase in deferred revenue of $6.4 million resulting primarily from amounts received in advance in connection with the completion of construction of network segments under long-term leases of fiber optic telecommunication networks and an increase in depreciation and amortization expense. During the nine months ended September 30, 1995, cash for operating activities was used primarily to fund the Company's net loss of $8.2 million for such period. The Company also required cash to fund the growth in trade receivables of $2.5 million and deferred line installation costs of $661,000 as a result of the growth in local and long distance telecommunications services and entry into special access and private line services. The use of cash during the nine months ended September 30, 1995 was partially offset by an increase in accounts payable and accrued expenses of $1.9 million due to the costs associated with the increase in telecommunications revenue and an increase in depreciation and amortization expense.

   The Company's investing activities used cash of $208.4 million during the nine months ended September 30, 1996 and $2.8 million during the nine months ended September 30, 1995. The significant use of cash for investing activities for the nine months ended September 30, 1996 consisted of the purchase of available-for-sale securities with certain of the net proceeds from the IPO, the purchase of Ruffalo, Cody and Telecom, and the Company's continued development and expansion of its fiber optic telecommunications network.

   During 1994, the Company started building its telemanagement business by offering local and long distance services to business customers through the purchase of Centrex services from two Regional Bell Operating Companies and interexchange carrier services for termination of long distance calls. The equipment required for the growth of the telemanagement business and the Company's development and construction of its fiber optic telecommunications network resulted in purchases of equipment and fiber optic cable totaling $39.7 million and $2.4 million during the nine months ended September 30, 1996 and 1995, respectively.

   Cash received from net financing activities was $257.6 million during the nine months ended September 30, 1996, primarily as a result of the IPO. The Company paid off and canceled the Credit Facility with a portion of the net proceeds from the IPO during the same period. Cash received from financing activities for the nine months ended September 30, 1995 was $10.8 million and was primarily obtained through the issuance of Common Stock for an aggregate purchase price of $14 million in a private placement transaction. In addition, in April 1995 the Company issued Class B Common Stock valued at $8.3 million to acquire MWR.

   On July 15, 1996, the Company acquired Ruffalo, Cody in a cash and stock transaction valued at up to a maximum of approximately $19.9 million, based on the average closing sales price of the Class A Common Stock on the Nasdaq National Market at the time of the transaction. On July 15, 1996, the Company paid approximately $4.8 million in cash and issued 361,420 shares of Class A Common Stock to the shareholders of Ruffalo, Cody, and granted options to purchase 158,009 shares of Class A Common Stock to the holders of options to purchase shares of Ruffalo, Cody common stock. An additional $50,782 in cash and 113,387 shares of Class A Common Stock were placed into escrow and will be delivered to certain of the shareholders of Ruffalo, Cody over a period of 18 months, contingent upon the fulfillment of certain conditions relating to Ruffalo, Cody's ongoing revenues from an agreement with a major long distance carrier to provide telemarketing services. The Company recorded the Ruffalo, Cody acquisition as a purchase for accounting purposes.

   On September 20, 1996, the Company acquired Telecom for approximately $74.1 million in cash and an additional amount currently estimated to be approximately $1.6 million to be paid to certain employees of Telecom as part of an incentive plan. At the time of the acquisition, Telecom had outstanding debt of approximately $6.6 million. The Company recorded the Telecom acquisition as a purchase for accounting purposes.

   The Company used a portion of the net proceeds from the IPO to fund the Telecom acquisition and for the cash portion of the Ruffalo, Cody acquisition.

   Telecom has a revolving line of credit and term loan (the "Telecom Credit Facility") with Norwest Bank Iowa, National Association (the "Telecom Credit Facility Bank"), with an aggregate credit limit of approximately $9.8 million. As of September 30, 1996, Telecom had borrowings of approximately $3.7 million outstanding under the Telecom Credit Facility. Borrowings of less than $6 million under the Telecom Credit Facility bear interest at the Telecom Credit Facility Bank prime rate as in effect from time to time. Borrowings in excess of $6 million under the Telecom Credit Facility bear interest at the

Telecom Credit Facility Bank prime rate as in effect from time to time plus
 .75%. Borrowings under the Telecom Credit facility are secured by substantially all of Telecom's assets. The Company currently intends to retain the Telecom Credit Facility.

   At September 30, 1996, the Company had actual contractual capital commitments of approximately $1.8 million for costs associated with the construction of fiber optic networks.

   The Company is currently bidding for certain personal communication services ("PCS") licenses being auctioned by the Federal Communications Commission (the "FCC") and expects to explore alternatives to permit it to provide other wireless services which may require substantial additional capital. As of October 22, 1996, the Company had submitted bids totaling approximately $32.3 million for "D" and "E" block frequency licenses covering areas of Iowa, Illinois, Nebraska and Minnesota in the FCC's auctions of PCS licenses. If the Company is successful in obtaining PCS licenses, it will be required to make significant expenditures to develop, construct and operate a PCS system.

   As of September 30, 1996, the Company estimates that its aggregate capital requirements for the remainder of 1996, 1997 and 1998 will be approximately $310 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network, (ii) market expansion activities, (iii) constructing its network operations center and corporate headquarters, and (iv) obtaining PCS licenses and related capital expenditures, including those licenses described above for which the Company currently has bids outstanding. These capital requirements are expected to be funded, in large part, out of the net proceeds to the Company from the Current Offering, the net proceeds remaining from the IPO (approximately $123 million as of September 30, 1996), and lease payments to the Company for portions of the Company's networks. A Registration Statement on Form S-1 (File No. 333-13885) has been filed by the Company with the Securities and Exchange Commission in connection with the Current Offering.

   The Company may require additional capital in the future for business activities related to those specified above and also for acquisitions, joint ventures and strategic alliances, as well as to fund operating deficits and net losses. These activities could require significant additional capital not included in the foregoing estimated aggregate capital requirements of $310 million.

   The Company's estimate of its future capital requirements contained in this report is a "forward looking statement" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual capital requirements may differ materially as a result of regulatory, technological and competitive developments (including new opportunities) in the Company's industry.

   The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, and additional debt and equity issuances. The Company currently plans to obtain one or more additional bank lines of credit, although no such lines of credit have yet been negotiated. There can be no assurance that the Company will be successful in producing sufficient cash flows or raising sufficient debt or equity capital to enable it to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.

EFFECTS OF NEW ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, which will require the Company to account for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Adoption of SFAS No. 121 is required in fiscal 1996.

   In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. SFAS No. 123 is effective in fiscal year 1996. The Company has elected to continue to apply the intrinsic value-based method of accounting for stock options.

   While the Company does not know precisely the impact of adopting SFAS
No. 121 and SFAS No. 123, the Company does not expect that the adoption of SFAS No. 121 or SFAS No. 123 will have a material effect on the Company's consolidated financial statements.

INFLATION

   The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

                                  P A R T  II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The Company is dependent on the Regional Bell Operating Companies for provision of its local and certain of its long distance services. U S WEST Communications, Inc. ("U S WEST") and Ameritech Corporation ("Ameritech") are currently the Company's sole suppliers of access to local central office switches. The Company uses such access to partition the local switch and provide local service to its customers.

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

   On February 5, 1996, U S WEST filed tariffs and other notices announcing its intention to limit future Centrex access to its switches by Centrex customers (including the Company) throughout U S WEST's fourteen-state service region, effective February 5, 1996 (the "U S WEST Centrex Action"). Although U S WEST stated that it would "grandfather" existing Centrex agreements with the Company and permit the Company to continue to use U S WEST's central office switches through April 29, 2005, it also indicated that it would not permit the Company to expand to new cities and would severely limit the number of new lines it would permit the Company to partition onto U S WEST's portion of the switches in cities currently served by the Company. Because of U S WEST's commitment to "grandfather" service to the Company, the Company does not believe its current customers are at risk that service will be interrupted. The Company has challenged, or is challenging, the U S WEST Centrex Action before the public utilities commissions in each of the states served by U S WEST where the Company is doing business or currently plans to do business. The Company based such challenges on various state and federal laws, regulations and regulatory policies, including Sections 251 (b)(1) and 251 (c)(4)(B) of the Telecommunications Act, which the Company believes impose upon the Regional Bell Operating Companies the duty not to prohibit, and not to impose unreasonable or discriminatory conditions or limitations on, the resale of their telecommunications services, and Section 251 (c)(4)(A) of the Telecommunications Act, which the Company believes obligates the Regional Bell Operating Companies to offer for resale at wholesale rates any telephone communications services that are provided at retail to subscribers who are not telecommunications carriers. Additional statutes cited in the Company's challenges include provisions of the laws of Iowa, Minnesota, Nebraska, South Dakota, North Dakota and Colorado, which the Company believes prohibit restrictions on the resale of local exchange services, functions or capabilities; prohibit local exchange carriers from refusing access by other carriers to essential facilities on the same terms and conditions as the local exchange carrier provides to itself; and prohibit the provision of carrier services pursuant to rates, terms and conditions that are unreasonably discriminatory.

   In Iowa, the Company filed a complaint with the Iowa Utilities Board against U S WEST's actions and was granted interim relief on an ex parte basis that allowed the Company to continue to expand to new cities and expand the number of new lines partitioned onto U S WEST's switches. Subsequent to the grant of interim relief, the Company on March 18, 1996 agreed to a settlement agreement with U S WEST that permits the Company to continue to expand, without restrictions, the number of new lines it serves in Iowa through March 18, 2001. In addition, the settlement agreement provides that the Company may expand to seven new markets (central offices) in Iowa per year through March 18, 2001.
As a result of the settlement agreement, the Company withdrew its complaint before the Iowa Utilities Board. Because MCI, AT&T and others also challenged U S WEST's action, the Iowa Utilities Board continued to review the U S West Centrex Action and on June 14, 1996 issued an order rejecting U S WEST's filing. The order of the Iowa Utilities Board was appealed by U S WEST to the Iowa District Court for Polk County on July 12, 1996. The appeal remains pending.

   In Nebraska, a complaint filed by the Company with respect to the U S WEST Centrex Action is awaiting decision by the Nebraska Public Utilities Commission. In North Dakota, the Public Service Commission, at an October 15, 1996 "working session," directed its staff to draft an order rejecting the U S WEST Centrex Action. The Public Service Commission staff has informed the Company that this order will be issued in November 1996. In Minnesota, U S WEST's initial filing was rejected on procedural grounds by the Public Utilities Commission. Nevertheless, on April 30, 1996, U S WEST refiled its proposed limitations on Centrex service in Minnesota, proposing to "grandfather" the service to existing customers as of July 9, 1996. The Company opposed this filing in a letter to the Minnesota Public Utilities Commission on

May 20, 1996. On May 31, 1996, the Minnesota Public Utilities Commission issued an order suspending the new U S WEST filing and scheduling a contested-case proceeding to consider it. The Minnesota Public Utilities Commission is expected to render a ruling in the proceedings by December 20, 1996. In South Dakota, U S WEST has appealed the unfavorable decision of the Public Utilities Commission in state court and has been granted a stay that prevents the Company from marketing and selling Centrex service in South Dakota pending appeal. The Company anticipates that U S WEST will appeal other unfavorable decisions by public utilities commissions in other states with respect to the U S WEST Centrex Action.

   Other telecommunication firms also have challenged the U S WEST Centrex Action in each of the other states where U S WEST engages in local telephone service and public utilities commissions in several of those states have also rejected the U S WEST Centrex action. In Oregon, U S WEST's filing was rejected by the Public Utilities Commission on March 7, 1996. In South Dakota, the Public Utilities Commission rejected the U S WEST Centrex Action on August 22, 1996. In Colorado, on September 3, 1996, an Administrative Law Judge issued a recommendation that the U S WEST Centrex Action be rejected. In Wyoming, U S WEST's filing was rejected by the Public Service Commission on September 6, 1996. On its own motion, the Arizona Corporation Commission ordered U S WEST to continue the availability of Centrex services until a comparable replacement system becomes available. In New Mexico, the Public Service Commission has not allowed the U S WEST's filing to become effective. In Utah, on September 25, 1996, the Public Service Commission rejected the U S WEST Centrex Action and ordered U S WEST to continue the availability of Centrex service for resale. In Montana, the Public Service Commission is expected to render a decision with respect to the U S WEST Centrex Action in November 1996.

   There can be no assurance that the Company will succeed in its legal challenges to the U S WEST Centrex Action, or that this action by U S WEST, or similar actions by other Regional Bell Operating Companies, will not have a material adverse effect on the Company.

   As a result of its use of the Centrex product, the Company depends upon U S WEST to process service orders placed by the Company to transfer new customers to the Company's local service. U S WEST has imposed a limit of processing one new local service order of the Company per hour for each U S WEST central office. Furthermore, according to the Company's records, U S WEST commits an error on one of every three lines ordered by the Company, thereby further delaying the transition of new customers to the Company's local service. The Company has repeatedly requested that U S WEST increase its local service order processing rate and improve the accuracy of such processing. U S WEST has refused to change its service order processing practices.

   On July 12, 1996, the Company filed a complaint with the Iowa Utilities Board against U S WEST in connection with such actions. At a hearing held to consider the complaint, U S WEST acknowledged that it had not dedicated resources to improve its processing of the Company's service orders to switch new customers to the Company's local service because of its desire to limit Centrex service. In an order issued on October 10, 1996, the Iowa Utilities Board determined that U S WEST's limitation on the processing of the Company's service orders constituted an unlawful discriminatory practice under Iowa law. The Iowa Utilities Board ordered the Company and U S WEST jointly to file supplemental evidence regarding U S WEST's rate of processing orders. There can be no assurance, however, that the decision of the Iowa Utilities Board will adequately resolve the service order problems or that such problems will not impair the Company's ability to expand or to attract new customers, which could have a material adverse effect on the Company. U S WEST has, however, recently begun to increase its local service order processing rate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         11.  Statement Re:  Computation of loss per common share

         27.  Financial Data Schedule

   (b)   Report on Form 8-K

   On July 29, 1996, the Company filed a Current Report on Form 8-K which reported that the Company had consummated the acquisition of Ruffalo, Cody for a maximum aggregate purchase price of approximately $19.9 million. Since it was not practicable at the time of filing this report to provide financial statements of Ruffalo, Cody or pro forma financial information relating to this transaction, no financial statements were filed with this report.

   On August 26, 1996, the Company filed a Current Report on Form 8-K which reported that the Company had entered into an Agreement and Plan of Reorganization, dated August 15, 1996, with Telecom pursuant to which a newly formed subsidiary of the Company would be merged with and into Telecom, and Telecom would become a wholly owned subsidiary of the Company.

   On September 27, 1996, the Company filed a Current Report on Form 8-K/A, amending its Current Report on Form 8-K dated July 29, 1996, to file consolidated statements of income, cash flows, and redeemable common stock and warrants and common stockholders' equity of Ruffalo, Cody for the year ended December 31, 1993 and consolidated financial statements of Ruffalo, Cody for the years ended December 31, 1994 and 1995 and the six months ended June 30, 1995 and 1996. A pro forma condensed balance sheet as of June 30, 1996 and pro forma condensed statements of income for the year ended December 31, 1995 and the six months ended June 30, 1996 reflecting the acquisition of Ruffalo, Cody were also filed with this report.

   On October 7, 1996, the Company filed a Current Report on Form 8-K which reported that the Company had consummated the acquisition of Telecom on September 20, 1996. Since it was not practicable at the time of filing this report to provide financial statements of Telecom or pro forma financial information relating to this transaction, no financial statements were filed with this report.

   On October 11, 1996, the Company filed a Current Report on Form 8-K/A, amending its Current Report on Form 8-K dated October 7, 1996, to file consolidated statements of income, stockholders' equity and cash flow of Telecom for the year ended August 31, 1994 and the consolidated financial statements of Telecom for the years ended August 31, 1995 and 1996. A pro forma condensed consolidated balance sheet as of June 30, 1996 and pro forma condensed consolidated statements of income for the year ended December 31, 1995 and the six months ended June 30, 1996 reflecting the acquisition of Telecom were also filed with this report.

                                   SIGNATURES


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                      McLEOD, INC.
                                      (registrant)


Date: November 8, 1996                        /s/ CLARK E. MCLEOD
                                              -------------------
                                                  CLARK E. MCLEOD
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: November 8, 1996                     /s/  STEPHEN C. GRAY
                                           ------------------------
                                                STEPHEN C. GRAY
                                      PRESIDENT & CHIEF OPERATING OFFICER

                               INDEX TO EXHIBITS




                                                                                                    SEQUENTIALLY
   EXHIBIT                                                                                            NUMBERED
    NUMBER                                    EXHIBIT DESCRIPTION                                       PAGE
    ------                                    -------------------                                 ----------------
      11      Statement Regarding Computation of Per Share Earnings   . . . . . . . . . . . .
      27      Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . .