Form 10-K
period 1996-12-31
MCLEOD INC
filed 1997-03-31
CIK 919943

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

          [X]      Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 1996

                                       OR

          [  ]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the transition period from ______ to ______

                       Commission File Number:  0-20763

                                 McLEOD, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          58-421407240
-----------------------------------------              -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     221 Third Avenue SE, Suite 500
            Cedar Rapids, IA                                 52401
-----------------------------------------              -------------------
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (319) 364-0000

          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, par value $.01 per share
               ------------------------------------------------
                                 Title of Class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 19, 1997 is $328,114,167. */
                                -

  The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

 Class A Common Stock, par value $.01 per share, outstanding as of March 19,
                               1997: 36,989,242

  Class B Common Stock, par value $.01 per share, outstanding as of March 19,
                               1997:  15,625,929

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1997, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into
    Part III, Items 10 - 13 of this Form 10-K.

----------

*/  Solely for the purposes of this calculation, all directors and executive
-
officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                               TABLE OF CONTENTS


                                                                            Page

PART I   Item 1.   Business...............................................     1
         Item 2.   Properties.............................................    36
         Item 3.   Legal Proceedings......................................    36
         Item 4.   Submission of Matters to a Vote of Security Holders....    39

PART II  Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters....................................    39
         Item 6.   Selected Financial Data................................    41
         Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................    42
         Item 8.   Financial Statements and Supplementary Data............    49
         Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure....................    50

PART III Item 10.  Directors and Executive Officers of the Registrant.....    50
         Item 11.  Executive Compensation.................................    50
         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.............................................    50
         Item 13.  Certain Relationships and Related Transactions.........    51

PART IV  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K...............................................    51

GLOSSARY..................................................................    61

SIGNATURES................................................................    64

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................   F-1

INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENT SCHEDULES.........   S-1

            This Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the caption "Business--Risk Factors" and elsewhere in this Form 10-K. Unless the context suggests otherwise, references in this Form 10-K to the "Company" mean McLeod, Inc. and its subsidiaries and predecessors. Unless otherwise indicated, the information in this Form 10-K reflects the recapitalization, effective May 2, 1996, in which shares of the Company's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), and Class B Common Stock, $.01 par value per share (the "Class B Common Stock"), were split on the basis of 3.75 for one. Unless otherwise indicated, dollar amounts over $1 million have been rounded to one decimal place and dollar amounts less than $1 million have been rounded to the nearest thousand. See the "Glossary" appearing elsewhere herein for definitions of certain terms used in this Form 10-K.

                                    PART I

  Item 1.  Business.

  Overview

       The Company is a provider of integrated telecommunications services to small and medium-sized businesses and, since June 1996, residential customers, primarily in Iowa and Illinois. The Company derives its telecommunications revenue from (i) the sale of "bundled" local, long distance and other telecommunications services to end users, (ii) telecommunications network maintenance services, (iii) competitive access services, including special access and private line services, and (iv) ancillary services, including direct marketing and telemarketing services, the sale of advertising space in telephone directories and the sale of business telephone systems. As of December 31, 1996, the Company served over 17,800 telecommunications customers in 92 cities and towns.

       The Company offers "one-stop" integrated telecommunications services, including local, long distance, voice mail, paging and Internet access services, tailored to the customer's specific needs. For business customers, this approach simplifies telecommunications procurement and management and makes available customized services, such as "least-cost" long distance pricing and enhanced calling features, that might not otherwise be directly available to such customers on a cost-effective basis. For residential customers, this approach provides integrated local, long distance and other telecommunications services, flat-rate long distance pricing and enhanced calling features as part of the Company's basic PrimeLine(R) residential services. The Company also offers a variety of special access and private line services to large businesses, institutional customers and interexchange carriers, primarily in Des Moines, Iowa. In addition, the Company provides network maintenance services for the State of Iowa's fiber optic network.

       The Company was formed on June 6, 1991 as McLeod Telecommunications, Inc. It began operations in November of 1992, providing fiber optic maintenance services for the Iowa Communications Network. The Iowa Communications Network is a fiber optic network that links certain of the State of Iowa's schools, libraries and other public buildings. On August 1, 1993, the Company was reincorporated in the State of Delaware. McLeodUSA Telecommunications Services, Inc., a wholly owned subsidiary of the Company ("McLeodUSA Telecommunications"), received regulatory approvals in Iowa and Illinois to offer local and long distance services in December 1993 and began providing such services in January 1994. In April 1995, July 1996, September 1996 and January 1997, respectively, the Company acquired MWR Telecom, Inc. ("MWR") (now part of McLeodUSA Network Services, Inc. ("McLeodUSA Network Services")), a competitive access provider in Des Moines, Iowa, Ruffalo, Cody & Associates, Inc. ("Ruffalo, Cody"), a telemarketing company, Telecom*USA Publishing Group, Inc. (now known as McLeodUSA Media Group, Inc. ("McLeodUSA Publishing")), a publisher of telephone directories, and Digital Communications of Iowa, Inc. ("Digital Communications"), a telephone equipment company.

       The Company is organized as a holding company and operates primarily through wholly owned subsidiaries. Since September 1996, the Company's business has been organized into four operational groups: (i) Business Services, which develops, markets and sells the Company's telecommunications services to business customers; (ii) Consumer Services, which markets and sells the Company's PrimeLine(R) service to residential customers and engages in various direct marketing and telemarketing activities; (iii) Network Services, which designs, constructs, and operates the Company's fiber optic network and engages in the Company's network maintenance activities; and (iv) Publishing Services, which publishes and distributes telephone directories.

       As of the date hereof, the Company is offering integrated telecommunications services to business and residential customers located primarily in Iowa and Illinois. The Company has recently begun sales of integrated telecommunications services in a number of markets in Minnesota and Wisconsin. The Company plans to begin offering integrated telecommunications services in markets in South Dakota, North Dakota, Colorado and Wyoming in 1997. Over the next several years, depending on competitive and other factors, the Company also intends to offer integrated telecommunications services in Montana, Idaho, Utah and Nebraska. The Company also offers long distance service in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Georgia, Idaho, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Mississippi, Michigan, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming.

       On January 15, 1997, the Federal Communications Commission ("FCC") notified the Company that it was the successful bidder for 26 "D" and "E" block frequency personal communications services ("PCS") licenses in 24 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The Company bid an aggregate of approximately $32.8 million for these PCS licenses, which the Company will be required to pay to the FCC following grant of the licenses, anticipated to occur during the second or third quarter of 1997. The PCS licenses encompass approximately 110,000 square miles and a population of approximately 6.5 million. The Company is assessing its technological options and beginning to design and engineer its proposed PCS system. The Company expects to begin constructing its PCS network by the end of 1997 and offering PCS services as part of its integrated telecommunications services in 1998. See "--Risk Factors--PCS System Implementation Risks."

       The statements in the foregoing paragraphs about the Company's expansion plans and proposed PCS services are "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and the Company's actual geographic expansion and wireless services may differ materially from that indicated by its current plans, in each case as a result of a variety of factors, including: (i) the availability of financing and regulatory approvals; (ii) the number of potential customers in a target market; (iii) the existence of strategic alliances or relationships; (iv) technological, regulatory or other developments in the Company's business; (v) changes in the competitive climate in which the Company operates; and (vi) the emergence of future opportunities.

       As of the date hereof, the Company believes it is the first telecommunications provider in most of its markets to offer "bundled" local, long distance and other telecommunications services. As a result, the Company believes that it is well-positioned to take advantage of fundamental changes occurring in the telecommunications industry resulting from the Telecommunications Act of 1996 (the "Telecommunications Act") and to challenge incumbent local carriers. The Company provides local service using existing telephone lines obtained from incumbent local exchange carriers, which allows customers to switch to local service provided by the Company without changing existing telephone numbers. The Company provides long distance services by purchasing bulk capacity from a long distance carrier. Using the Company's sophisticated proprietary software, known as Raterizer(R), each business customer subscribing to the Company's integrated telecommunications services receives the lowest long distance rate available each month from among the pricing plans of AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint") that generally are most popular with the Company's business customers, and, in certain cases, rates specifically identified by a business customer and agreed to by the Company. The Company also provides paging and Internet access services.

       The Company's principal executive offices are located at 221 Third Avenue SE, Suite 500, Cedar Rapids, Iowa 52401, and its phone number is (319) 364-0000.

  Recent Transactions

       On July 15, 1996, the Company acquired Ruffalo, Cody by means of a merger of Ruffalo, Cody with and into a newly formed wholly owned subsidiary of the Company. As consideration for the acquisition, the Company paid approximately $4.8 million in cash and issued an aggregate of 361,420 shares of Class A Common Stock to the shareholders of Ruffalo, Cody, and granted options to purchase an aggregate of 158,009 shares of Class A Common Stock to the holders of options to purchase shares of Ruffalo, Cody common stock. An additional $50,782 in cash and 113,387 shares of Class A Common Stock were placed into escrow to be delivered to certain of the shareholders of Ruffalo, Cody over a period of 18 months, contingent upon the fulfillment of certain conditions relating to Ruffalo, Cody's ongoing revenues from a material agreement with a major long distance carrier to provide telemarketing services. The major long distance carrier terminated this agreement, effective December 31, 1996. A total of $50,782 and 37,107 shares of Class A Common Stock were distributed pursuant to the escrow agreement in January 1997 and the Company expects one additional distribution of 19,070 shares of Class A Common Stock to occur in April 1997.

       Ruffalo, Cody specializes in direct marketing and telemarketing services, including telecommunications sales, as well as a variety of fund-raising services for colleges, universities and other non-profit organizations throughout the United States.

       On September 20, 1996, the Company acquired McLeodUSA Publishing by means of a merger of a newly formed wholly owned subsidiary of the Company with and into McLeodUSA Publishing. As consideration for the acquisition, the Company paid approximately $74.1 million in cash and an additional amount estimated as of the date hereof to be approximately $1.6 million to be paid to certain employees of McLeodUSA Publishing as part of an incentive plan. At the time of the acquisition, McLeodUSA Publishing had outstanding debt of approximately $6.6 million.

       McLeodUSA Publishing publishes and distributes "white page" and "yellow page" telephone directories in nineteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets. McLeodUSA Publishing derives its revenues primarily from the sale of advertising space in its telephone directories.

       On December 9, 1996, the Company, through McLeodUSA Telecommunications, acquired the customer base of Total Communication Systems, Inc. ("TCSI") for an aggregate cash purchase price of approximately $534,000. TCSI is an Iowa corporation that offered local and long distance service in Iowa by partitioning central office switches of U S WEST Communications, Inc. ("U S WEST"). TCSI managed approximately 1,600 local and long distance lines in Iowa prior to the acquisition.

       McLeodUSA Publishing entered into an option agreement with Fronteer Directory Company, Inc. ("Fronteer") on April 27, 1995 pursuant to which Fronteer granted to McLeodUSA Publishing the right and option to acquire nine telephone directories published by Fronteer (the "Fronteer Option"). On January 27, 1997, McLeodUSA Publishing exercised the Fronteer Option to acquire six of the telephone directories at a price to be determined based on the sum of the revenues derived from the last Fronteer editions of the directories. The purchase price is estimated as of the date hereof to be approximately $4 million. The transaction was consummated on February 25, 1997.

       On January 30, 1997, the Company acquired Digital Communications by means of a merger of a newly formed wholly owned subsidiary of the Company with and into Digital Communications. As consideration for the acquisition, the Company issued an aggregate of 84,430 shares of Class A

  Common Stock to the shareholders of Digital Communications. Digital Communications sells, installs and services telephone systems primarily to small businesses in eastern Iowa.

       On February 27, 1997, McLeodUSA Publishing entered into an agreement with Indiana Directories, Inc. to acquire 26 telephone directories published by Indiana Directories, Inc. at a price to be determined based on the sum of the revenues derived from the last Indiana Directories, Inc. editions of the directories. The purchase price is estimated as of the date hereof to be approximately $10.5 million. Closing of the transaction is expected to occur on March 31, 1997.

       On March 4, 1997, the Company completed a private offering of $500 million aggregate principal amount at maturity of 10 1/2% senior discount notes due March 1, 2007 (the "Notes"). The Notes were priced at a discount and the Company received net proceeds of approximately $289.5 million.


  Business Strategy

       The Company's objective is to become a leading provider of integrated wireline and wireless telecommunications services in Iowa, Illinois, Minnesota, Wisconsin, South Dakota, North Dakota, Colorado, Wyoming, Montana, Utah, Idaho and Nebraska. The Company intends to increase its penetration of its current markets and expand into new markets by: (i) aggressively capturing market share and generating revenues using leased network capacity and (ii) concurrently constructing additional network infrastructure to more cost-effectively serve its customers.

       The principal elements of the Company's business strategy include:

       .  Provide Integrated Telecommunications Services.   The Company believes
          that there is substantial demand among business and residential customers in its target markets for an integrated package of wireline and wireless telecommunications services that meets all of the customer's telecommunications needs. The Company believes that, by bundling a variety of telecommunications services, it will position itself to become an industry leader in offering "one-stop" integrated telecommunications services, to penetrate rapidly its target markets and to build customer loyalty. The Company intends to add PCS services to its current array of integrated telecommunications services beginning in 1998.

       .  Build Market Share Through Branding and Customer Service.   The
          Company believes that, by branding its telecommunications services with the trade name *McLeodUSA in combination with the distinctive black-and-yellow motif of the McLeodUSA Publishing directories, it will create and strengthen brand awareness in all of the Company's markets. The Company also believes that the key to revenue growth in its target markets is capturing and retaining customers through an emphasis on marketing, sales and customer service. The Company's customer-focused software and network architecture allow immediate access to the Company's customer data by Company personnel, enabling a quick and effective response to customer requests and needs at any time. This software permits the Company to present its customers with one fully integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card services, and will permit the Company to include additional services, such as PCS, when available. The Company believes that its customer-focused software platform is an important element in the marketing of its telecommunications services and gives it a competitive advantage in the marketplace. The Company has been successful in obtaining long-term commitments from its business customers and responding rapidly and creatively to customer needs.

       .  Focus on Small and Mid-sized Markets.   The Company principally
          targets small and mid-sized markets (cities and towns with a population between 8,000 and 350,000) in its service areas. The Company estimates that its current and planned target markets have a combined population of approximately 9.5 million. The Company strives to be the first to market integrated telecommunications services in its principal markets and expects that intense competition in bundled telecommunications services will be slower to develop in these markets than in larger markets.

       .  Expand its Fiber Optic Network.   The Company is constructing a state-
          of-the-art digital fiber optic telecommunications network designed to serve markets in Iowa. In the future, the Company expects to expand its fiber optic network to include additional markets. The Company's decision to expand its fiber optic network will be based on various economic factors, including: (i) the number of its customers in a market; (ii) the anticipated operating cost savings associated with such construction; and (iii) any strategic relationships with owners of existing infrastructure (e.g., utilities and cable operators). As of March 21, 1997, the Company owned approximately 2,500 route miles of fiber optic network and, subject to the foregoing factors, expects to construct approximately 5,000 additional route miles of fiber optic network during the next three years. Through its strategic relationships with its electric utility stockholders and its contracts to build the final links of the Iowa Communications Network and lease a portion of the capacity on those links to the State of Iowa, the Company believes that it will be able to achieve capital efficiencies in constructing its fiber optic network in a rapid and cost-effective manner. The Company also believes that its fiber optic network in combination with its proprietary software will create an attractive customer-focused platform for the provision of local, long distance, wireless and enhanced services.

       .  Transition into Local Switched Services Business.   When certain
          judicial and regulatory proceedings are resolved, and assuming the economics are favorable to the Company, the Company intends to begin offering facilities-based switched services by using its existing high capacity digital AT&T switch and installing additional switches. In August 1996, the FCC released a decision implementing the interconnection portions of the Telecommunications Act (the "Interconnection Decision"). Certain provisions of the Interconnection Decision have been stayed by an October 1996 court decision, and will be subject to further judicial and regulatory proceedings. The Company believes that these proceedings should be substantially resolved, and that the Company could begin offering local facilities-based switched services, during the next three years. In March 1995 and April 1996, respectively, the Company received state regulatory approval in Iowa and Illinois to offer local switched services in Cedar Rapids, Iowa and in Illinois cities other than Chicago. The Company intends to seek regulatory approval to provide such services in other cities and towns in Iowa and other states targeted by the Company when the economic terms of interconnection with the incumbent local exchange carrier make the provision of local switched services cost-effective.

       .  Explore Potential Acquisitions and Strategic Alliances.   The Company
          believes that its strategic alliances with two utilities in its Iowa markets provide it with access to rights-of-way and other resources on favorable terms. The Company believes that its acquisitions of Ruffalo, Cody and McLeodUSA Publishing during 1996 will increase the Company's penetration of its current markets and accelerate its entry into new markets. As part of its expansion strategy, the Company contemplates additional acquisitions, joint ventures and strategic alliances with businesses that are related or complementary to its current operations. The Company believes that the addition of such related or complementary businesses will help it to expand its operations into its target markets. As a result, the Company plans to consider acquisitions, joint ventures and strategic alliances in areas such as wireline and wireless services, directory publishing, network construction and infrastructure and Internet access.

       .  Leverage Proven Management Team.   The Company has recruited a team of
          veteran competitive telecommunications managers, led by entrepreneur Clark McLeod, who have together in the past successfully implemented a similar customer-focused telecommunications strategy in the same regions. Seven of the nine executive officers of the Company served as officers of Teleconnect Company ("Teleconnect") or its successor, Telecom*USA, Inc. ("Telecom*USA"). Teleconnect began providing long distance services in Iowa in 1982 and rapidly expanded into dozens of cities and towns in the Midwest. Telecom*USA was the fourth-largest U.S. long distance provider when MCI purchased it in 1990 for $1.25 billion.

  Market Potential

       The telecommunications industry is undergoing substantial changes due to statutory, regulatory and technological developments. The Company believes that it is well-positioned to take advantage of these fundamental changes.

       Wireline Services.   The market for local exchange services consists of a
  number of distinct service components. These service components are defined by specific regulatory tariff classifications including: (i) local network services, which generally include basic dial tone, local area charges, enhanced calling features and private line services (dedicated point-to-point intraLATA service); (ii) network access services, which consist of access provided by local exchange carriers to long distance network carriers; (iii) long distance network services, which include intraLATA long distance calls; and (iv) other varied services, including the publication of "white page" and "yellow page" telephone directories and the sale of business telephone equipment. Industry sources have estimated that the 1995 aggregate revenues of all local exchange carriers approximated $95 billion. Until recently, there was virtually no competition in the local exchange markets.

       Until 1984, AT&T largely monopolized local and long distance telephone services in the United States. Technological developments gradually enabled others to compete with AT&T in the long distance market. In 1984, largely as the result of a court decree, AT&T was required to divest its local telephone systems (the "Divestiture"), which created the present structure of the telecommunications industry. The Divestiture and subsequent related proceedings divided the country into 201 Local Access and Transport Areas ("LATAs"). As part of the Divestiture, AT&T's former local telephone systems were organized into seven independent Regional Bell Operating Companies. The Regional Bell Operating Companies were given the right to provide local telephone service, local access service and intraLATA long distance service, but were prohibited from providing interLATA service. AT&T retained its long distance services operations. The separation of the Regional Bell Operating Companies from AT&T's long distance business created two distinct telecommunications market segments: local exchange and long distance. The Divestiture decreed direct, open competition in the long distance segment, but continued the regulated monopoly environment in local exchange services.

       In 1984, a separate court decree (the "GTE Decree") required the local exchange operations of the General Telephone Operating Companies to be structurally separated from the competitive operations of GTE Corp., their parent company. As a result, the GTE Decree also prohibited the General Telephone Operating Companies from providing interLATA services.

       On February 8, 1996, the Telecommunications Act was enacted. The Telecommunications Act removed the restrictions in the Divestiture and the GTE Decree concerning the provision of interLATA service by the Regional Bell Operating Companies and the General Telephone Operating Companies. These decree restrictions have been replaced, with respect to the Regional Bell Operating Companies, by provisions of the Telecommunications Act setting forth the conditions under which the Regional Bell Operating Companies may enter formerly prohibited markets. The Telecommunications Act requires all local exchange carriers to "unbundle" their local network offerings and allow other providers of telecommunications services to interconnect with their facilities and equipment. Most significantly, the incumbent local exchange carriers will be required to complete local calls originated by the Company's customers and switched by the Company and to deliver inbound local calls to the Company for termination to its customers, assuring customers of unimpaired local calling ability. Although there can be no assurance, the Company believes that it should also be able to obtain access to incumbent carrier "loop" facilities (the transmission lines connecting customers' premises to the public telephone network) on an unbundled basis at reasonable and non-discriminatory rates. In addition, local exchange carriers are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Local exchange carriers also are required to allow competitors non-discriminatory access to local exchange carrier poles, conduit space and other rights-of-way. Moreover, states may not erect "barriers to entry" of local competition, although they may regulate such competition.

       The Company believes that each of these requirements is likely, when fully implemented, to increase competition among providers of local telecommunications services and simplify the process of switching from local exchange carrier services to those offered by competitive access provider/competitive local exchange carriers. However, the Telecommunications Act also offers important benefits to the incumbent local exchange carriers. The incumbent local exchange carriers have been granted substantial new pricing flexibility. Regional Bell Operating Companies and General Telephone Operating Companies have regained the ability to provide long distance services under specified conditions and have new rights to provide certain cable TV services. The Telecommunications Act, however, also provides for certain safeguards to attempt to protect against anticompetitive abuses by the Regional Bell Operating Companies. Among other protections, the ability of the Regional Bell Operating Companies to market jointly interLATA and local services is limited under certain circumstances.

       Prior to the enactment of the Telecommunications Act, several factors served to promote competition in the local exchange market, including: (i) rapidly growing customer demand for an alternative to the local exchange carrier monopoly, spurred partly by the development of competitive activities in the long distance market; (ii) advances in the technology for transmission of data and video, which require greater capacity and reliability levels than many local exchange carrier networks (which principally are copper-based) can accommodate; (iii) the development of fiber optic and digital electronic technology, which reduced network construction costs while increasing transmission speeds, capacity and reliability as compared to the local exchange carriers' copper-based network; (iv) the significant access charges interexchange carriers are required to pay to local exchange carriers to access the local exchange carriers' networks; and (v) a willingness on the part of legislators to enact and regulators to enforce legislation and regulations permitting and promoting competition in the local exchange market.

       Competitors in the local exchange market, designated as competitive access providers by the FCC, were first established in the mid-1980s. Initially, competitive access providers were allowed to compete for only the non-switched special access/private line service of the local exchange market. In New York City, Chicago and Washington, D.C., newly formed companies provided dedicated non-switched services by installing fiber optic facilities capable of connecting points of presence of interexchange carriers within a metropolitan area, connecting two or more customer locations with private line service and, in some cases, connecting business and government users with interexchange carriers. Competitive access providers used the substantial capacity and economies of scale inherent in fiber optic cable to offer customers service that was generally less expensive and of higher quality than could be obtained from the local exchange carriers due, in part, to copper-based facilities used in many local exchange carrier networks. In addition, competitive access providers offered shorter installation and repair intervals and improved reliability in comparison to the local exchange carriers.

       Most of the early competitive access providers were entrepreneurial enterprises that operated limited networks in the central business districts of major cities in the United States where the highest concentration of voice and data traffic, including interexchange carrier to interexchange carrier traffic, was located. The provision of competitive access services, however, need not be confined to large metropolitan areas. The Company believes that, through proper design and installation of its network in its targeted markets, it can effectively provide integrated local and long distance services not only to interexchange carriers and large users, but also to residential and small to medium-sized business customers.

       As a result of regulatory changes and competitive trends, competitive local telecommunications companies and access providers appear to be positioned for dramatic growth. Effective in early 1994, FCC decisions announced in September 1992 and August 1993, as modified by subsequent FCC and court decisions (the "Initial Interconnection Decisions"), opened additional segments of the market by permitting competitive access providers expanded authority to interconnect with and use facilities owned by local exchange companies for interstate traffic. The Company believes that the Initial Interconnection

  Decisions, together with other statutory and regulatory initiatives in the telecommunications industry (including the Telecommunications Act), recently introduced to foster competition in the local exchange markets, have stimulated demand for competitive local services. In August 1996 the FCC released the Interconnection Decision implementing the interconnection portions of the Telecommunications Act. The Interconnection Decision establishes rules for negotiating interconnection agreements and guidelines for review of such agreements by state public utilities commissions. Certain provisions of the Interconnection Decision have been stayed by an October 1996 court decision, and will be subject to further judicial and regulatory proceedings. Although this judicial stay does not prevent the Company from negotiating interconnection agreements, it does create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements and will likely delay the execution of these agreements. If the Company can negotiate favorable interconnection agreements, and subject to the resolution of judicial and regulatory proceedings necessary to implement such agreements, the Company believes that it could begin offering local facilities-based switched services within three years.

       As of December 31, 1996, a number of states, including Iowa, Illinois, Minnesota, Wisconsin and North Dakota, have taken regulatory and legislative action to open local telecommunications markets to various degrees of competition. State regulatory agencies in other states within the Company's target market area, including South Dakota, Nebraska, Colorado, Montana, Idaho and Wyoming, are conducting administrative proceedings to investigate opening local telecommunications markets to competition. The Telecommunications Act preempts any remaining state prohibitions of local competition and also forbids unreasonable restrictions on resale of local services. The Company expects that continuing pro-competitive regulatory changes, together with increasing customer demand, will create more opportunities for competitive service providers to introduce additional services, expand their networks and address a larger customer base.

       Wireless Services.   Demand for wireless communications has grown rapidly
  over the past decade. According to the Cellular Telecommunications Industry Association ("CTIA"), the number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to an estimated 38.2 million as of June 30, 1996, with a compound annual growth rate in excess of 45% from 1990 through 1995. Wireless communication revenues for the 12-month period ended June 30, 1996 are estimated by CTIA to have totaled over $21 billion, a 31% increase over the prior 12-month period. The Company believes that the demand for wireless communications will continue to grow dramatically, and that PCS will capture a significant share of the wireless market, due to anticipated declines in costs of service, increased function versatility, and increased awareness of the productivity, convenience and safety benefits associated with such services. The Company also believes the rapid growth of notebook computers and personal digital assistants, combined with emerging software applications for wireless delivery of electronic mail, fax and database searching, will further stimulate demand for wireless service. BIA Consulting, Inc. estimates that the number of wireless service subscriptions will reach 90.5 million by the year 2000, with PCS accounting for approximately 23.1 million of such subscriptions.

  Current Products and Services

       The Company has historically derived revenue from: (i) the sale of local and long distance telecommunications services, (ii) special access and private line services and (iii) telecommunications network maintenance services. As a result of the acquisition by the Company of Ruffalo, Cody, McLeodUSA Publishing and Digital Communications in July 1996, September 1996 and January 1997, respectively, the Company also derives revenue from ancillary services, including direct marketing and telemarketing services, the sale of advertising space in telephone directories and the sale of business telephone systems. For the year ended December 31, 1996, these services represented 51%, 13%, 7% and 29%, respectively, of the Company's total revenues.

       Integrated Telecommunications Services.   As of December 31, 1996, the
  Company was providing service, on a retail basis, to approximately 65,000 lines in its Iowa and Illinois markets, primarily to small and medium-sized business customers. Since beginning sales activities in January 1994, the Company has increased its revenue approximately 800% from the sale of local and long distance telecommunications services from $4.6 million for the year ended December 31, 1994 to $41.4 million for the year ended December 31, 1996. In order to provide integrated telecommunications services to its business and residential customers, the Company, pursuant to agreements with U S WEST for its Iowa and Minnesota customers and Ameritech Corporation ("Ameritech") for its Illinois and Wisconsin customers, partitions part of the central office switches serving the communities in which the Company provides such services ("Centrex" services). The Company's customers' telephone lines and numbers are assigned to the Company's portion of the switch. U S WEST or Ameritech, as the case may be, bills the Company for all the lines that the Company has assigned to the Company's customers and provides the Company with call detail reports, which enable the Company to verify its customers' bills for both local and long distance service.

       The Company believes that these services are superior to a standard business or residential telephone line, since the Company can offer features, such as three-way calling, consultation hold and call transfer, at no extra charge to the end user. Certain other custom calling features are also available at additional cost to the end user. Because the Company has also purchased the "Centrex Management System" and the "Centrex Mate Service" from U S WEST and Ameritech, respectively, Company personnel have on-line access to U S WEST and Ameritech facilities and may make changes to the customers' services electronically and quickly.

       In March 1996, the Company entered into a settlement agreement with U S WEST in connection with a complaint brought against U S WEST by the Company before the Iowa Utilities Board. The settlement agreement permits the Company to obtain access to the partitioned portion of U S WEST central office switches in Iowa until March 18, 2001 and contains rates that may not be increased by U S WEST unless the rates are renegotiated by the parties based on U S WEST's rates for access to unbundled elements of its network. See "Legal Proceedings." As of the date hereof, the Company is purchasing Centrex service in Minnesota from U S WEST on a month-to-month basis while negotiating a term agreement. The Company has seven-year Centrex agreements with Ameritech that extend through 2001 or 2002 in Illinois and 2003 in Wisconsin. These agreements provide for stabilized rates that may not be unilaterally increased by Ameritech.

       The Company provides long distance service by purchasing capacity, in bulk, from WorldCom Network Services, Inc., d/b/a Wiltel ("WilTel"), a wholly owned subsidiary of WorldCom, Inc. ("WorldCom"), and routing its customers' long distance traffic over this capacity. The Company is subject to certain minimum monthly purchase requirements under its agreement with WilTel. If the Company fails to meet the minimum purchase requirement in any month, it is obligated to pay WilTel the difference between its actual purchases and the minimum commitment. The Company has consistently met the minimum purchase requirements under its agreement with WilTel. The Company believes that it will be able to continue to meet such requirements in the future. Because of the many potential suppliers of wholesale long distance services in the marketplace, the Company expects, as of the date hereof, that it will be able to continue to obtain favorable wholesale long distance pricing.

       The Company has also developed and installed state-of-the-art, "customer-focused" software for providing integrated telecommunications services. This software permits the Company to present its customers with one fully integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card services, and will permit the Company to include additional services, such as PCS, when available. The Company believes that its customer-focused software platform is an important element in the marketing of its telecommunications services and gives it a competitive advantage in the marketplace.

       Business Services.   End-user business customers in each of the 91 cities
  and towns in which the Company offers its integrated telecommunications services as of the date hereof can obtain local, long distance and ancillary (such as three-way calling and call transfer) services directly from the Company. By using Centrex service instead of a private branch exchange ("PBX") to direct their telecommunications traffic, business customers can also avoid the large investment in equipment required and the fixed costs associated with maintaining a PBX network infrastructure. The Company's telemanagement services allow small to medium-sized business customers, which may lack the resources to support their own PBX, to benefit from a sophisticated telecommunications system managed by industry experts.

       Business customers subscribing to the Company's integrated telecommunications services generally receive local service at prices that are substantially similar to the published retail local exchange carrier rates for basic business service provided by the incumbent local exchange carrier. Long distance rates for such business customers generally are calculated by totaling each business customer's monthly calls and comparing the total charges that would be applicable to that customer's calls under each of the pricing plans of the major long distance carriers that generally are most popular with the Company's business customers. The Company then bills the customer the lowest long distance charges identified in this comparison. Specifically, the Company's billing software, known as Raterizer(R), enables the Company to calculate the monthly charges that each customer would be billed based on the customer's actual calls under each of several long distance plans offered by AT&T, MCI and Sprint and, in certain instances, other rates specifically identified by a customer and agreed to by the Company. The customer is then billed an amount equal to such "lowest cost" monthly charges calculated using this software, minus any discount to which the customer may be entitled as a result of having made a long-term commitment to use the Company's services. As of the date hereof, the Company compares the monthly calls of business customers subscribing to the Company's integrated telecommunications services to the following plans offered by other long distance carriers:

            Outbound Products.   AT&T Commercial Long Distance; AT&T CustomNet;
       AT&T ProWATS/Plan Q; AT&T Megacom; AT&T Uniplan; MCI Commercial Dial 1; MCI Prism Plus; MCI Preferred; MCI Vision (Switched Access); MCI Vision (Dedicated Access); MCI Prism I; Sprint Business Sense; Sprint Business Sense ($200 minimum usage required); Sprint Clarity "Most for Business"; Sprint Clarity (Dedicated Access); and Sprint UltraWATS.

            800 Service Products.   AT&T Readyline; AT&T Starterline (Plan K);
       AT&T Megacom 800; AT&T Uniplan 800; MCI Business Line 800; MCI Preferred 800; MCI Vision 800; MCI 800; Sprint FONline 800; Sprint Business Sense ($0 commitment); Sprint Business Sense ($200 minimum usage required); Sprint Clarity 800; and Sprint Ultra 800.

       The Company has developed the software that performs its long distance rating analysis. Like other Company software, it is designed around the customer rather than around a given product. The Company believes that its method of computing long distance service rates is an important factor in attracting and retaining business customers. As of March 21, 1997, the Company's average integrated telecommunications service contract for business customers had an approximately 40-month term.

       The Company also offers other long distance rates to certain business customers, based on the customer's particular needs. Furthermore, in certain states, including states outside of its target markets, the Company offers business customers long distance service only, in order to enhance the Company's ability to attract business customers that have offices outside of the Company's target markets. In the markets in which the Company offers long distance service only, business customers generally receive flat-rate long distance pricing at rates ranging from $.115 to $.185 per minute as of the date hereof.

       Residential Services.   In June 1996, the Company introduced its
  PrimeLine(R) service to residential and certain small business customers in the Cedar Rapids and Iowa City, Iowa markets. The Company expanded its PrimeLine(R) service to Cedar Falls and Waterloo, Iowa in January 1997, Des Moines, Iowa in February 1997, and Ames, Davenport and Bettendorf, Iowa in March 1997. The Company intends to begin offering PrimeLine(R) service in all of its Iowa markets and in Illinois, Minnesota and Wisconsin in the near future. PrimeLine(R) service includes local and long distance telephone service, paging, voice mail, Internet access and travel card services, as well as enhanced features such as three-way calling, call transfer and consultation hold. As of the date hereof, PrimeLine(R) customers may choose from five integrated telecommunications service packages generally ranging in price from $16.95 to $39.95 per month. Per minute long distance rates for PrimeLine(R) customers range from $.12 to $.15, depending on monthly calling volumes. These rates are applied 24 hours a day, seven days a week for all calls within the continental United States. The Company's standard PrimeLine/(R)/ service contract has either a month-to-month or a 12-month term.

       Special Access and Private Line Services.   The Company provides, on a
  private carrier basis, a wide range of special access and private line services to its interexchange carrier and end-user (including two cable television company) customers. These services include POP-to-POP special access, end user/interexchange carrier special access and private line services. POP-to-POP special access services provide telecommunications lines that link the POPs of one interexchange carrier, or the POPs of different interexchange carriers, in a market, allowing these POPs to exchange telecommunications traffic for transport to final destinations. End user/interexchange carrier special access services provide telecommunications lines that connect an end user (such as a large business) to the local POP of its selected interexchange carrier. Private line services provide telecommunications lines that connect various locations of a customer's operation to transmit internal voice, video and/or data traffic.

       To provide these services, the Company offers various types of highly reliable fiber optic lines that operate at different speeds and handle varying amounts of traffic to provide tailor-made solutions to meet its customers' needs. These lines include:

            DS-0.   A dedicated line that meets the requirements of everyday
       business communications, with transmission capacity of up to 64 kilobits of bandwidth per second (one voice-grade equivalent circuit). This service offers a basic low-capacity dedicated digital channel for connecting telephones, fax machines, personal computers and other telecommunications equipment.

            DS-1.   A high-speed channel typically linking high volume customer locations to interexchange carriers or other customer locations. Used for voice transmissions as well as the interconnection of local area networks, DS-1 service accommodates transmission speeds of up to 1.544 megabits per second, the equivalent of 24 voice-grade equivalent circuits. The Company offers this high-capacity service for customers who need a larger communications pipeline.

            DS-3.   A very high-capacity digital channel with transmission
       capacity of 45 megabits per second, which is equivalent to 28 DS-1 circuits or 672 voice-grade circuits. This is a digital service used by interexchange carriers for central office connections and by some large commercial users to link multiple sites.

       The Company's networks are designed to support this wide range of communications services, provide increased network reliability and reduce costs for its customers. The Company's network consists of fiber optic cables, which typically contain between 24 and 144 fiber strands, each of which is capable of providing many telecommunications circuits. As of the date hereof, a single pair of fibers on the Company's network can transmit 32,256 simultaneous voice conversations, whereas a typical pair of copper wires can carry a maximum of 24 digitized simultaneous voice conversations. The Company expects that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber, thereby providing more capacity at relatively low incremental cost.

       Network Maintenance Services.   In 1990, the State of Iowa authorized
  construction of the initial fiber optic links of the Iowa Communications Network (the "Part I and II segments"). The Part I and II segments, which were completed in 1993 and are owned by the State of Iowa, provide fiber optic connections to over 100 classrooms or other meeting facilities in Iowa, and are used primarily for interactive distance learning, telemedicine and the State's own long distance telephone traffic. The Company maintains the Part I and II segments of the 2,900 miles of the Iowa Communications Network pursuant to a fiber optic maintenance contract (the "Iowa Communications Network Maintenance Contract"). The Company's maintenance activities under the Iowa Communications Network Maintenance Contract are available on a 24-hour-per-day, 365-days-per-year basis, and consist of alarm monitoring, repair services (include splicing, digital circuit card replacement, cable relocation and circuit installation testing) and cable location services. The Iowa Communications Network Maintenance Contract expires in 2004.

       For its services under the Iowa Communications Network Maintenance Contract, the Company receives approximately $3.2 million per year, plus an additional amount based on an hourly rate for certain overtime, equipment and repair supervision activities. The Company believes that the expertise in fiber optic maintenance developed through the maintenance of the Iowa Communications Network will provide significant advantages in maintenance of the Company's own network facilities. Because commercial telecommunications use of the Part I and II segments is forbidden, however, neither the Company nor any other telecommunications carrier may use capacity on the Part I and II segments to provide telecommunications services to customers.

       Ancillary Services.   Through McLeodUSA Publishing, the Company publishes
  and distributes annual "white page" and "yellow page" telephone directories to local telephone subscribers in nineteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets. In its fiscal year 1996, McLeodUSA Publishing published and distributed an aggregate of over 7 million copies of 80 telephone directories and had revenues of $52.1 million, primarily from the sale of advertising space in its telephone directories to approximately 85,000 advertisers.

       In addition, the Company provides direct marketing and telemarketing services through Ruffalo, Cody. Such services include telecommunications sales, as well as a variety of fund-raising services for colleges, universities and other non-profit organizations throughout the United States. Ruffalo, Cody derived approximately 40% of its revenues in 1996 from an agreement with a major long distance carrier to provide telemarketing services. The major long distance carrier terminated this agreement, effective December 31, 1996. As a result, the Company is redirecting telemarketing resources towards selling the Company's local, long distance and other telecommunications services.

       The Company believes that its telephone directories and its direct marketing and telemarketing services will provide valuable marketing opportunities and expertise for its telecommunications services, particularly with respect to potential residential customers. The Company intends to utilize McLeodUSA Publishing's sales force of 260 direct sales personnel and telemarketers to sell both advertising space in the Company's telephone directories and, where available, the Company's telecommunications services. Furthermore, by December 31, 1996, 52 of the Company's 206 full-time telemarketing sales personnel at its Ruffalo, Cody subsidiary were engaged in sales of the Company's PrimeLine(R) residential services. See "--Sales and Marketing."

       The Company also sells, installs and services telephone systems, primarily to small businesses in eastern Iowa, through Digital Communications, which the Company acquired in January 1997. The Company believes that these services will provide valuable expertise for and complement its telecommunications services offerings.

  Expansion of Certain Facilities-based Services

       The Company is constructing a fiber optic network that will enable it, upon receipt of all necessary regulatory approvals, to serve its end-user customers on a local switched basis as well as to serve other wireline and wireless carriers on a wholesale basis.

       The Company has leased and is testing a state-of-the-art high-capacity digital AT&T switch and plans to acquire additional switches in the future. Although, as of the date hereof, the Company is not engaged in negotiations to acquire additional switches, such products are readily available from several suppliers, and the Company does not believe it will experience any difficulties or delays when it determines to acquire additional switches. It is anticipated that these switches will provide the switching platform for the local exchange switched telephone and long distance services to be offered by the Company. Given the size and regional concentration of the Company's markets, available technology and current cost structures, the Company plans ultimately to deploy a hubbed switching strategy, whereby one or more central switches would serve multiple markets via remote switching modules.

       In March 1995, the Iowa Utilities Board approved the Company's application for authorization to provide competitive switched local telephone service to business and residential customers in Cedar Rapids, Iowa. In April 1996, the Company received similar approval from the Illinois Commerce Commission to offer such service in Illinois cities other than in Chicago (which was not included in the Company's application). The Company intends to seek authorizations from the appropriate public utilities commissions to provide similar services in other markets served by the Company.

       The Company's plans to provide local switched services are dependent upon obtaining favorable interconnection agreements with local exchange carriers. In August 1996, the FCC released the Interconnection Decision implementing the interconnection portions of the Telecommunications Act. Certain provisions of the Interconnection Decision have been appealed in proceedings before the U.S. Eighth Circuit Court of Appeals. In October 1996, the U.S. Eighth Circuit Court of Appeals temporarily stayed the effectiveness of portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements, pending a decision on the merits. Although the judicial stay of the Interconnection Decision does not prevent the Company from negotiating interconnection agreements with local exchange carriers, it does create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements, and could make negotiating such agreements more difficult and protracted. The FCC applied to the U.S. Supreme Court to vacate the judicial stay, but the U.S. Supreme Court, on November 12, 1996, refused to do so. The U.S. Eighth Circuit Court of Appeals heard oral arguments on the merits of the challenges to the Interconnection Decision on January 17, 1997, but as of the date hereof had not ruled in the case. Further appeals are possible. There can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company.

       Although the Company has made no final determinations as to its target markets for facilities-based switched services, the Company intends initially to provide facilities-based switched services in Cedar Rapids, Des Moines, Waterloo, Cedar Falls, Dubuque, Sioux City, Council Bluffs, and Iowa City, Iowa and the Quad Cities of Iowa/Illinois (Davenport, Bettendorf, Rock Island and Moline), among other places. The Company plans to expand its facilities-based services to other cities as its network develops and its market penetration increases. The foregoing statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and where the Company actually provides such services will depend on factors such as the outcome of the judicial proceedings regarding the Interconnection Decision. See "--Regulation."

       For a detailed description of the expansion of the Company's fiber optic network, see "--Network Facilities."

  Wireless Services

       The Company believes that the market for wireless telecommunications services is likely to expand significantly as equipment costs and service rates continue to decline, equipment becomes more convenient and functional and wireless services become more diverse. The Company also believes that wireline and wireless markets are converging, and that providers of wireless services increasingly will offer, in addition to products that supplement a customer's wireline communications (similar to cellular telephone services in use today), wireline replacement products that may result in wireless services becoming the customer's primary mode of communication. The Company anticipates that in the future there could potentially be eight wireless competitors in each of its proposed PCS markets: two existing cellular providers, five other PCS providers and one enhanced specialized mobile radio ("ESMR") provider.

       Wireless telecommunications networks use a variety of radio frequencies to transmit voice and data in place of, or in addition to, standard wireline telephone networks. Wireless telecommunications technologies include one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular and PCS telephone networks. In 1993, the FCC allocated 140 MHz of the radio spectrum (and subsequently allocated an additional 10 MHz of spectrum) for the provision of a new wireless communications service, commonly known as PCS. PCS differs from traditional cellular telephone service principally in that PCS systems will operate at a higher frequency band and employ advanced digital technology. Relative to existing cellular service, these features are expected to enable PCS system operators to offer customers lower cost service options, lighter handsets with longer battery lives, and new and enhanced service offerings.

       To accommodate a wide range of services and technologies with different spectrum requirements and to facilitate the entry of small business and rural telephone companies, the FCC divided the 150 MHz of PCS spectrum into three 10 MHz blocks, three 30 MHz blocks and 30 MHz of unlicensed spectrum. The FCC adopted the following frequency plan.

       Block A:    30 MHz (1850-1865/1930-1945 MHz)
       Block B:    30 MHz (1870-1885/1950-1965 MHz)
       Block C:    30 MHz (1895-1910/1975-1990 MHz)
       Block D:    10 MHz (1865-1870/1945-1950 MHz)
       Block E:    10 MHz (1885-1890/1965-1970 MHz)
       Block F:    10 MHz (1890-1895/1970-1975 MHz)

       The FCC divided service areas based upon the 51 Major Trading Areas ("MTA") and the 493 Basic Trading Areas ("BTA"), as defined by Rand McNally Commercial Atlas and Marketing Guide. Two 30 MHz frequency blocks were designated for MTA operation, and one 30 MHz frequency block was designated for BTA operation. The FCC determined that providing two frequency blocks on an MTA basis will provide economies of scale and scope necessary for the development of low-cost PCS equipment. The remaining three 10 MHz frequency blocks are designated for BTA operation. The FCC concluded that a combination of these frequency blocks and BTA service areas will minimize the start-up costs likely to result from competitive bidding, and therefore provide greater opportunity for participation by small businesses, rural telephone companies and others.

       On January 15, 1997, the FCC notified the Company that it was the successful bidder for 26 "D" and "E" block frequency PCS licenses in 24 BTAs covering all of Iowa, seven cities in Illinois, three cities in southern Minnesota, Omaha, Nebraska and Sioux Falls, South Dakota. The Company bid an aggregate of approximately $32.8 million for these PCS licenses, which the Company will be required to pay to the FCC following grant of the licenses, anticipated to occur during the second or third quarter of 1997. The Company is assessing its technological options and beginning to design and engineer its proposed PCS system. The Company expects to begin constructing its PCS network by the end of 1997 and offering PCS services as part of its integrated telecommunications services in 1998.

       The infrastructure of a PCS system generally consists of digital switches, base station transmitters and receivers, and related equipment. Additional costs are attributable to site acquisition and preparation, and installation services. The Company expects to begin selecting and acquiring sites for transmitters by the end of 1997. Sites will be selected on the basis of their coverage of targeted customers and on frequency propagation characteristics. In many cases, the Company may be required to obtain zoning approval or other permits. The use of existing towers and other facilities occupied by other telecommunications service providers and utility companies is also expected to facilitate this process. The Company has entered into long-term agreements with its electric utility stockholders (MidAmerican Energy Holdings Company (collectively with its predecessors and subsidiaries, "MidAmerican") and IES Industries Inc. (collectively with its subsidiaries, "IES")), and may negotiate similar agreements with other companies, that will enable the Company to install PCS base stations and other equipment on such companies towers. See "--Network Facilities." For new sites, the Company estimates that the site acquisition process may take three to twelve months. Once sites are acquired and the requisite governmental approvals are obtained, preparation of each site, including grounding, ventilation and air conditioning, equipment installation, testing and optimization, generally will require an additional two to four months. In addition to system design and site acquisitions, the implementation of the proposed PCS system will require frequency planning, construction and equipment procurement, installation and testing. The Company will be required to make significant expenditures to develop, construct and operate a PCS system.

       In order to build and operate a PCS system, the Company will be required to select from among competing and potentially incompatible technologies. Digital signal transmission is accomplished through the use of frequency management technologies, or "protocols." These protocols "manage" the radio channel either by dividing it into distinct time slots (a method known as Time Division Multiple Access, or "TDMA") or by assigning specific coding instructions to each packet of digitized data that comprises a signal (a method known as Code Division Multiple Access, or "CDMA"). While the FCC has established compatible analog signaling protocols for licensed cellular systems in the U.S., there is no required universal digital signaling protocol. As of the date hereof, two principal competing, incompatible signaling protocols have been proposed by various vendors for use in PCS systems: Global System for Mobile Communications ("GSM") (a TDMA-based protocol) and CDMA. Because these protocols are incompatible, a subscriber of a system that relies on GSM technology, for example, will be unable to use a GSM handset when traveling in an area served only by CDMA-based wireless operators, unless it is a dual-mode handset that permits the subscriber to use the cellular system in that area. For this reason, the success of each protocol will depend both on its ability to offer enhanced wireless service and on the extent to which its users will be able to use their handsets when roaming outside their service area. Each of the two principal PCS signaling protocols have been adopted by at least one PCS licensee, and each offers certain advantages and disadvantages.

       The Company has not yet selected one of the digital signaling protocols for its planned PCS network. The Company anticipates that its decision will be based primarily on an assessment of the signaling protocols selected by PCS licensees in the markets in which the Company wishes to offer roaming services as well as the technical advantages and disadvantages of each protocol.

       The Company intends to provide roaming service in its proposed PCS markets by establishing suitable roaming arrangements with other PCS operators in other markets constructing systems compatible with the digital protocol technology to be selected by the Company. The Company cannot predict when, or whether, it will be able to enter into such roaming agreements with local providers. Future subscribers to the Company's proposed PCS services will not be able to roam in markets without at least one PCS licensee using the protocol selected by the Company unless the subscriber uses a dual-mode telephone that would permit the subscriber to use the existing cellular wireless system in such other market. Such dual-mode phones are heavier and more expensive than single-mode phones.

       The Company plans to operate a fully digital PCS system. As of the date hereof, most cellular services transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. The Company believes that this enhanced capacity, along with improvements in digital protocols, will allow the Company's proposed PCS system to offer new and enhanced services, including:

       .      Secure Communications.   Sophisticated encryption algorithms
          provide increased call security, encouraging users to make private professional and personal calls that they might otherwise have made only on wireline telephones.

       .      Sophisticated Call Management.   The Company expects that it will
          be able to offer call screening, routing and forwarding, caller I.D., message waiting, call hold, call transfer, voice activated dialing and selective call screening, rejection and forwarding through a digital PCS system.

       .      Enhanced Battery Performance.   While analog handsets transmit
          continuous electronic signals, digital handsets transmit messages in segments, turning the handset off between transmissions. (Because the handset is turned on and off hundreds of times each second, this switching is not noticed by the user.) As a result, the handset is effectively turned off for almost 90 percent of each call, thereby extending the amount of time a battery can be used without having to be recharged. Digital handsets are also capable of entering into "sleep" and "hibernation" modes when not in use, which will significantly extend the handset's battery life.

       .      Single Number Service.   This service provides subscribers with a
          convenient way to transfer all incoming calls between primary wireline and wireless locations automatically. When a subscriber's handset is activated, the network will route all incoming calls to the subscriber's wireless number. When the handset is deactivated, all calls will be directed to the subscriber's primary wireline location. Such service will enable subscribers to direct their incoming calls to one of several alternative locations (wireline telephone, paging system handset, mailbox, etc.) on an ongoing basis.

       .      Enhanced Wireless Data Transmission.   Digital networks will offer
          simultaneous voice and data communications. The Company believes that, as data transmission technologies develop, a number of potential uses for such services will merge, including short message service, "mobile office" applications (e.g., facsimile, electronic mail and connecting notebook computers with computer/data networks), access to stock quote services, transmission of text such as maps and manuals, transmission of photographs, connections of wireless point-of-sale terminals to host computers, monitoring of alarm systems, automation of meter reading and monitoring of status and inventory levels of vending machines.

       .      SIM Card.   Credit card-sized Subscriber Identity Module ("SIM")
          cards, programmed with the user's billing information and a specified service package, will allow subscribers to open accounts and obtain PCS connectivity automatically, simply by inserting their SIM cards into compatible PCS handsets. With roaming agreements between the local providers and the Company, SIM cards could also enable subscribers to roam wherever the digital protocol technology selected by the Company is deployed by using their SIM cards with handsets compatible with the local system as they travel.

       The Company intends to offer a variety of wireless telecommunications services, ranging from wireline enhancement services that supplement the customer's wireline telephone (much like cellular) to wireline replacement services that will serve as the customer's primary mode of communication. An example of the latter service is "enhanced cordless" handsets, which operate as cordless wireline telephones when used in or near the customer's home and operate as wireless PCS handsets when used elsewhere.

       As the wireline and wireless markets converge, the Company believes that it can also identify other opportunities to generate revenues from the wireless industry on both a retail and a wholesale basis. On a retail basis, the Company believes that it will be able to enter into "bundling/branding" arrangements with both cellular and PCS companies on favorable economic terms. On a wholesale basis, these opportunities may include (i) leasing tower sites to wireless providers, (ii) switching wireless traffic through the Company's switching platform and (iii) transporting wireless traffic using the Company's fiber optic network to interconnect wireless providers' cell sites or to connect such sites to either the Company's switches or to switches of other providers of wireline services. In May 1996, the Company entered into an agreement with a paging company to provide access to several of the towers controlled by the Company.

       The statements in the foregoing paragraphs about the Company's plans to own, develop, construct and operate a PCS system are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and the Company's actual wireless services may differ materially from that indicated by its current plans, in each case as a result of a variety of factors, including: (i) the availability of financing and regulatory approvals; (ii) the number of potential customers in a target market; (iii) the existence of strategic alliances or relationships; (iv) technological, regulatory or other developments in the Company's business; (v) changes in the competitive climate in which the Company operates; and (vi) the emergence of future opportunities. See "--Risk Factors--PCS System Implementation Risks."

  Network Facilities

       As the incumbent local exchange carriers are compelled, by regulatory changes and competitive forces, to "unbundle" their network components and to permit resale of their products, the Company expects to be able to provide its customers with a full range of telecommunications services using a combination of its own network, the networks of the incumbent local exchange carriers and the networks of other competitive carriers.

       In April 1995, as part of its overall business strategy, the Company acquired MWR from MidAmerican. MWR, which is now part of McLeodUSA Network Services, is a competitive access provider which owns and operates a fiber optic network and offers special access and private line services to large businesses, institutional customers and interexchange carriers, primarily in Des Moines, Iowa. As a result of this strategic acquisition, the Company believes that it is the only competitive access provider in the Des Moines market. The Company believes the already-installed MWR network is an important aspect of its efforts to become the first state-wide integrated telecommunications provider.

       In 1995, the Iowa General Assembly passed legislation to extend the Iowa Communications Network to 543 more "endpoints" (which are usually located in schools or public libraries) throughout the state (the "Part III segments"). The majority of these fiber optic links, unlike the Part I and II segments of the Iowa Communications Network, are not to be owned by the State of Iowa, but are to be leased from a private entity, such as the Company. As a result of public bidding, the Company has the right to build and then lease capacity to the State of Iowa on 265 of such segments. Under its lease agreements with the State of Iowa, the Company is constructing a "fiber-rich" broadband network, on which the State of Iowa has agreed to lease one DS-3 circuit for a period of seven years for a total aggregate lease cost of approximately $30.5 million. Upon completion of installation of each segment, the leases provide that the State of Iowa will make a one-time up-front lease payment to the Company for the capacity, with nominal monthly lease payments thereafter. At the end of a seven-year period, the leases may be extended, upon terms to be mutually agreed upon. During the term of the leases, the State may order additional DS-3 circuits at a mutually agreed upon price.

       The Company has reached agreements with its electric utility stockholders (MidAmerican and IES) that allow the Company to make use of those utilities' underground conduits, distribution poles, transmission towers and building entrances in exchange for rights by such stockholders to use certain capacity on the Company's network. These agreements give the Company access to rights-of-way in Iowa and in certain portions of Illinois for installation of the Company's wireline and wireless networks. The Company's access to these rights-of-way are expected to have a significant positive impact on the Company's capital costs for network construction and the speed with which the Company can construct its networks. The Company believes that its strategic relationships with its electric utility stockholders give it a significant competitive advantage.

       Concurrently with construction of the Part III segments, the Company is also installing low-cost network facilities that are expected to form a series of fiber optic "self-healing rings" intended to enable the Company to provide facilities-based local and long distance service to most significant cities and towns in Iowa. Thus, the Company believes it is well positioned to become the first facilities-based state-wide integrated provider of competitive telecommunications services in the Midwest.

       As of March 21, 1997, the Company owned approximately 2,500 route miles of fiber optic network and expects to construct approximately 5,000 additional route miles of fiber optic network during the next three years. The Company expects that approximately half of this fiber capacity will be in the State of Iowa, with the balance built throughout the Company's other target markets. The Company will decide whether to begin construction of fiber optic network in a market based on various economic factors, including: (i) the number of its customers in a market, (ii) the anticipated operating cost savings associated with such construction and (iii) any strategic relationships with owners of existing infrastructure (e.g., utilities and cable operators).

  Sales and Marketing

       Until June 1996, the Company directed its telecommunications sales efforts primarily toward small and medium-sized businesses. In June 1996, the Company began marketing its PrimeLine(R) services to residential customers.

       Marketing of the Company's integrated telecommunications services is handled by a sales and marketing group composed of direct sales personnel and telemarketers. The Company's sales force is trained to emphasize the Company's customer-focused sales and customer service efforts, including its 24-hours-per-day, 365-days-per-year customer service center, which a customer may call with any question or problem regarding the Company's services. The Company's employees answer customer service calls directly rather than requiring customers to use an automated queried message system. The Company believes that its emphasis on a "single point of contact" for meeting the customer's telecommunications needs, as well as its ability to provide one fully integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card service, is very appealing to its prospective customers.

       As of March 21, 1997, marketing of the Company's integrated telecommunications services to business customers was conducted by 210 direct sales personnel, located at the Company's headquarters in Cedar Rapids, Iowa and in 43 branch sales offices in Iowa, Illinois, Minnesota, Wisconsin, South Dakota, North Dakota and Colorado. The sales personnel make direct calls to prospective and existing business customers, conduct analyses of business customers' call usage histories, and demonstrate that the Company's software systems will rate the customers' calls by comparison to the lowest cost plan of the most popular business calling plans offered by AT&T, MCI and Sprint.

       Marketing of the Company's integrated telecommunications services to residential customers was conducted as of March 21, 1997 by 168 telemarketers from the Company's Ruffalo, Cody subsidiary. The Company plans to increase this number in the future. The telemarketers emphasize the PrimeLine(R) integrated package of telecommunications services and its flat-rated per minute pricing structure for long distance service. The Company uses Ruffalo, Cody's information database to identify attractive sales opportunities and pursues those opportunities through a variety of methods, including calls from Ruffalo, Cody's telemarketing personnel.

       The Company believes that its acquisition of McLeodUSA Publishing in September 1996 will further the Company's sales and marketing efforts of its residential services in several ways. First, it gives the Company an immediate presence in states where it is initiating service (Minnesota and Wisconsin) and also in states where it does not yet provide integrated telecommunications service but expects to do so in the future (such as South Dakota, North Dakota, Colorado, Wyoming, Montana, Utah and Idaho). Second, the Company believes that the acquisition will increase the Company's penetration of current markets and accelerate its entry into new markets. The telephone directories published and distributed by McLeodUSA Publishing will serve as "direct mail" advertising for the Company's telecommunications products. The directories will contain detailed product descriptions and step-by-step instructions on the use of the Company's telecommunications products. The Company believes that telephone directories are commonly used sources of information that potentially provide the Company with a long-term marketing presence in millions of households and businesses that receive a McLeodUSA Publishing directory. By using the directories to market its products, the Company can reach more customers than would be possible if the acquisition had not occurred. Third, the Company believes that combining the directories' distinctive black-and-yellow motif with the trade name McLeodUSA will create and strengthen brand awareness in all of the Company's markets.

       In 1997, the Company expects to expand its telecommunications sales and marketing efforts primarily by opening new branch sales offices in Minnesota, Wisconsin, South Dakota, North Dakota and Colorado, by continuing its expansion in Iowa and Illinois and by increasing its sales of long distance service in Omaha, Nebraska. The Company also expects to begin sales and marketing efforts in 1997 in Wyoming. Over the next several years, depending on competitive and other factors, the Company also intends to begin sales and marketing efforts in Montana, Idaho, Utah and Nebraska. See "Legal Proceedings." In addition, the Company expects to expand its long distance sales and marketing efforts in 1997 to the remaining states in the continental United States. The foregoing statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the results of the Company's actual expansion efforts may be materially different, depending on a variety of other factors, including: (i) the availability of financing and regulatory approvals; (ii) the number of potential customers in a target market; (iii) the existence of strategic alliances or relationships; (iv) technological, regulatory or other developments in the Company's business; (v) changes in the competitive climate in which the Company operates; and (vi) the emergence of future opportunities.

       Sales and marketing of the Company's competitive access services are handled as of the date hereof by a small sales staff located in Des Moines, Iowa. These sales people work closely with the Company's network engineers to design and market special access and private line services.

  Competition

       Wireline Competition.   The telecommunications industry is highly
  competitive. The Company faces intense competition from local exchange carriers, including the Regional Bell Operating Companies (primarily U S WEST and Ameritech) and the General Telephone Operating Companies, which, as of the date hereof, dominate their local telecommunications markets. The Company also competes with long distance carriers in the provision of long distance services. The long distance market is dominated by three major competitors, AT&T, MCI and Sprint. Hundreds of other companies also compete in the long distance marketplace. Other competitors of the Company may include cable television companies, competitive access providers, microwave and satellite carriers, wireless telecommunications providers, teleports and private networks owned by large end-users. In addition, the Company competes with the Regional Bell Operating Companies and other local exchange carriers, numerous direct marketers and telemarketers, equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business. Many of the Company's existing and potential competitors have financial and other resources far greater than those of the Company.

       The local and access telephone services offered by the Company compete principally with the services offered by the incumbent local exchange carrier serving each of the Company's markets. Incumbent local exchange carriers have long-standing relationships with their customers and have the potential to subsidize competitive services from less competitive service revenues.

       In addition, a continuing trend toward business combinations and strategic alliances in the telecommunications industry may create significant new competitors. For example, the national long distance carrier WorldCom acquired MFS Communications Company, Inc., a competitive access provider, in December 1996. Moreover, in November 1996, British Telecommunications plc, an international telecommunications company, announced its agreement to acquire the national long distance carrier MCI. The ability of these or other competitors of the Company to enter into strategic alliances could put the Company at a significant disadvantage.

       The Company may, in the future, face competition in the markets in which it operates from one or more competitive access providers operating fiber optic networks, in many cases in conjunction with the local cable television operator. Each of AT&T, MCI and Sprint has indicated its intention to offer local telecommunications services, either directly or in conjunction with other competitive access providers or cable television operators. Like the Company, MCI holds a certificate of public convenience and necessity to offer local and long distance service in Iowa through partitioning of U S WEST's central office switch. One other small telecommunications company also holds such a certificate in Iowa. On July 26, 1996, the Iowa Utilities Board approved AT&T's application to offer local service in Iowa on both a resale and facilities-based basis, subject to certain additional filing requirements. During the past twelve months, AT&T has received certification to provide local service in all of the Company's current and target markets. There can be no assurance that these firms, and others, will not enter the small and mid-sized markets where the Company focuses its sales efforts.

       The Company believes that the Telecommunications Act and state legislative and regulatory initiatives and developments in Illinois, Iowa and other states within the Company's target markets, as well as a recent series of transactions and proposed transactions between telephone companies, long distance carriers and cable companies, increase the likelihood that barriers to local exchange competition will be substantially reduced or removed. These initiatives include requirements that the Regional Bell Operating Companies negotiate with entities such as the Company to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the incumbent local exchange carriers.

       The Company's plans to provide local switched services are dependent upon obtaining favorable interconnection agreements with local exchange carriers. In August 1996, the FCC released the Interconnection Decision implementing the interconnection portions of the Telecommunications Act. Certain provisions of the Interconnection Decision implementing the interconnection portions of the Telecommunications Act have been stayed by the U.S. Eighth Circuit Court of Appeals, which may limit or delay the development of competition in the local exchange switched services market. There can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company.

       The Telecommunications Act provides the incumbent local exchange carriers with new competitive opportunities. The Telecommunications Act removes previous restrictions concerning the provision of long distance service by the Regional Bell Operating Companies and also provides them with increased pricing flexibility. Under the Telecommunications Act, the Regional Bell Operating Companies will, upon the satisfaction of certain conditions, be able to offer long distance services that would enable them to duplicate the "one-stop" integrated telecommunications approach used by the Company. The Company believes that it has certain advantages over these companies in providing its telecommunications services, including management's prior experience in the competitive telecommunications industry and the Company's emphasis on marketing (primarily using a direct sales force for sales to business customers and telemarketing for sales to residential customers) and on responsive customer service. However, there can be no assurance that the anticipated increased competition will not have a material adverse effect on the Company. The Telecommunications Act provides that rates charged by incumbent local exchange carriers for interconnection to the incumbent carrier's network are to be nondiscriminatory and based upon the cost of providing such interconnection, and may include a "reasonable profit," which terms are subject to interpretation by regulatory authorities. If the incumbent local exchange carriers, particularly the Regional Bell Operating Companies, charge alternative providers such as the Company unreasonably high fees for interconnection to the local exchange carriers' networks, significantly lower their rates for access and private line services or offer significant volume and term discount pricing options to their customers, the Company could be at a significant competitive disadvantage. See "--Regulation."

       Competition for local and access telecommunications services is based principally on price, quality, network reliability, customer service and service features. The Company believes that its management expertise allows it to compete effectively with the incumbent local exchange carriers. The Company generally offers its business customers local exchange services at prices that are substantially similar to the established retail local exchange carrier rates for basic business service, while generally providing enhanced calling features and a higher level of customer service. Using the Company's sophisticated proprietary software, each business customer subscribing to the Company's integrated telecommunications services receives the lowest long distance rate available each month from among the pricing plans of AT&T, MCI and Sprint that generally are most popular with the Company's business customers, and, in certain cases, rates specifically identified by a business customer and agreed to by the Company. Residential customers receive flat-rate long distance pricing. The Company's fiber optic networks will provide both diverse access routing and redundant electronics, which design features are not widely deployed by the local exchange carriers' networks.

       Wireless Competition.   The wireless telecommunications industry is
  experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. The Company believes that the market for wireless telecommunications services is likely to expand significantly as equipment costs and service rates continue to decline, equipment becomes more convenient and functional, and wireless services become more diverse. The Company also believes that providers of wireless services increasingly will offer, in addition to products that supplement a customer's wireline communications (similar to cellular telephone services in use today), wireline replacement products that may result in wireless services becoming the customer's primary mode of communication. Accordingly, the Company expects competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. The Company anticipates that in the future there could potentially be eight wireless competitors in each of its proposed PCS markets: two existing cellular providers, five other PCS providers and Nextel Communications Inc., an ESMR provider. Principal cellular providers in the Company's proposed PCS markets include Ameritech Mobile Communications, Inc., AT&T Wireless Services, Inc., Southwestern Bell Mobile Systems, Inc., Western Wireless Corporation, CommNet Cellular Incorporated, GTE Mobilnet Service Corporation, 360 Communications Company, Airtouch Cellular, United States Cellular Corporation and BellSouth Corporation. Principal PCS licensees in the Company's proposed PCS markets include AT&T Wireless PCS, Inc., PRIMECO Personal Communications, L.P., WirelessCo, d/b/a Sprint PCS, American Portable Telecommunications, Inc., d/b/a Aerial Communications, Inc., Western PCS Corp., Cox Communications, Inc., DCR PCS, Inc., d/b/a Pocket Communication Corp., Wireless PCS, Inc., d/b/a Airadigm Communications, Inc., SprintCom, Inc., BRK Wireless Co. Inc., Western PCS BTA I Corp., OPCSE-Galloway Consortium, Northcoast Operating Co. Inc., Minnesota PCS Limited Partnership, Northeast Nebraska Telephone Company, Triad Cellular Corp., Iowa L.P. 136, Redwood Wireless Corp., Polycell Communications Inc., CM-PCS Partners, and U S WEST.

       Competition with these or other providers of wireless telecommunications services may be intense. Many of the Company's potential wireless competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources than those of the Company and have significantly greater experience than the Company in testing new or improved wireless telecommunications products and services. Some competitors are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. The Company does not offer cable television access. In addition, several of the Company's potential wireless competitors are operating or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States. There can be no assurance that the Company will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than the Company's technologies and products will not be developed. See "--Wireless Services."

  Regulation

       Overview.   The Company's services are subject to federal, state and
  local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions retain some jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. Local governments may require the Company to obtain licenses, permits or franchises regulating use of public rights-of-way necessary to install and operate its networks. In addition, the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC. The construction and operation of wireless systems also may be subject to state and local regulation.

       The Company, through its wholly owned subsidiary McLeodUSA
  Telecommunications, holds various federal and state regulatory authorizations and often joins other industry members in seeking regulatory reform at the federal and state levels to open additional telecommunications markets to competition.

       The Company, through its wholly owned subsidiary McLeodUSA Network Services, provides certain competitive access services as a private carrier on a non-regulated basis. In general, a private carrier is one that provides service to customers on an individually negotiated contractual basis, as opposed to a common carrier that provides service to the public on the basis of generally available rates, terms and conditions. The Company believes that McLeodUSA Network Services' private carrier status is consistent with applicable federal and state laws, as well as regulatory decisions interpreting and implementing those laws as of the date of this Offering Memorandum. Should such laws and/or regulatory interpretations change in the future to reclassify McLeodUSA Network Services' regulatory status, the Company believes that compliance with such reclassification would not have a material adverse effect on the Company.

       The Company, through its wholly owned subsidiary Ruffalo, Cody, is subject to certain federal and state regulatory requirements, including, in certain states, bonding requirements, due to its direct marketing, telemarketing and fund-raising activities.

       Federal Regulation.   The Telecommunications Act became effective
  February 8, 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Subject to this limitation, however, the state and local governments retain most of their existing regulatory authority. The Telecommunications Act imposes a variety of new duties on incumbent local exchange carriers in order to promote competition in local exchange and access services. Some smaller telephone companies may seek suspension or modification of these duties, and some companies serving rural areas are exempt from these duties. Some duties are also imposed on non-incumbent local exchange carriers, such as the Company. The duties created by the Telecommunications Act include the following:

     Reciprocal Compensation  Requires all local exchange carriers to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

     Resale Requires all local exchange carriers to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, incumbent local exchange carriers are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the incumbent local carrier in the wholesale offering.

     Interconnection          Requires incumbent local exchange carriers to
                              permit their competitors to interconnect with their facilities at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit). At the option of the carrier seeking interconnection, physical collocation of the requesting carrier's equipment in the incumbent local exchange carrier's premises must be offered, except where the incumbent local exchange carrier can demonstrate space limitations or other technical impediments to collocation.

     Unbundled Access         Requires incumbent local exchange carriers to
                              provide nondiscriminatory access to unbundled network elements (including network facilities, equipment, features, functions, and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit).

     Number Portability       Requires all local exchange carriers to permit
                              users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

     Dialing Parity           Requires all local exchange carriers to provide
                              "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

     Access to Rights-of-Way  Requires all local exchange carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

       Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. Certain FCC rules regarding negotiation and pricing of interconnection agreements have been stayed by the U.S. Eighth Circuit Court of Appeals. However, carriers still may negotiate agreements, and if the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission.

       The Telecommunications Act also eliminates previous prohibitions on the provision of interLATA long distance services by the Regional Bell Operating Companies and the General Telephone Operating Companies. The Regional Bell Operating Companies are now permitted to provide interLATA long distance service outside those states in which they provide local exchange service ("out-of-region long distance service") upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act, the Regional Bell Operating Companies will be allowed to provide long distance service within the regions in which they also provide local exchange service ("in-region service") upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements. The General Telephone Operating Companies are permitted to enter the long distance market without regard to limitations by region, although regulatory approvals otherwise applicable to the provision of long distance service will need to be obtained. The General Telephone Operating Companies are also subject to the provisions of the Telecommunications Act that impose interconnection and other requirements on local exchange carriers.

       The Telecommunications Act imposes certain restrictions on the Regional Bell Operating Companies in connection with the Regional Bell Operating Companies' entry into long distance services. Among other things, the Regional Bell Operating Companies must pursue such activities only through separate subsidiaries with separate books and records, financing, management and employees, and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. The Regional Bell Operating Companies are also prohibited from jointly marketing local and long distance services, equipment and certain information services unless competitors are permitted to offer similar packages of local and long distance services in their market. Further, the Regional Bell Operating Company must obtain in-region long distance authority before jointly marketing local and long distance services in a particular state. Additionally, AT&T and other major carriers serving more than 5% of the nation's presubscribed long distance access lines are also restricted, under certain conditions, from packaging their long distance services and local services provided over Regional Bell Operating Company facilities. These restrictions do not, however, apply to the Company because it does not serve more than 5% of the nation's presubscribed access lines.

       Prior to passage of the Telecommunications Act, the FCC had already established different levels of regulations for dominant and non-dominant carriers. For domestic common carrier telecommunications regulation, incumbent local exchange carriers, including the Regional Bell Operating Companies, are, as of the date hereof, considered dominant carriers for the provision of interstate access and interexchange services, while other interstate service providers, such as the Company, are considered non-dominant carriers. The FCC has recently proposed that the Regional Bell Operating Companies offering out-of-region interstate long distance services be regulated as non-dominant carriers, as long as such services are offered by an affiliate of the Regional Bell Operating Company that complies with certain structural separation requirements. The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than non-dominant carriers.

       As a non-dominant carrier, the Company may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization, although FCC authorization is required for the provision of international telecommunications by non-dominant carriers. McLeodUSA Telecommunications has obtained FCC authority to provide international services. Services of non-dominant carriers are subject to relatively limited regulation by the FCC. As of the date hereof, non-dominant carriers are required to file tariffs listing the rates, terms and conditions of interstate access and international services provided by the carrier. Periodic reports concerning the carrier's interstate circuits and deployment of network facilities also are required to be filed. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. The Company must offer its interstate services on a nondiscriminatory basis, at just and reasonable rates, and remains subject to FCC complaint procedures. Pursuant to these FCC requirements, the Company's subsidiary, McLeodUSA Telecommunications, has filed and maintains with the FCC a tariff for its interstate and international services. All of the interstate and international retail "basic" services (as defined by the FCC) provided by the Company (through such subsidiary) and the rates charged for those services are described therein.

       On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate interexchange services. The FCC's order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forebear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. Following a nine-month transition period, relationships between carriers and their customers will be set by contract. Long distance companies are no longer required to file with the FCC tariffs for interstate interexchange services and may immediately cease filing such tariffs. However, several parties formally requested the FCC to reconsider its order, and MCI, Sprint and The American Carriers Telephone Association have separately appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the FCC's order pending judicial review of the appeals. If the appeals are unsuccessful and the FCC's order becomes effective, the Company believes that the elimination of the FCC's tariff requirement will permit the Company more rapidly to respond to changes in the marketplace. In the absence of tariffs, however, the Company will be required to obtain agreements with its customers regarding many of the terms of its existing tariffs, and uncertainties regarding such new contractual terms could increase the risks of claims against the Company from its customers.


       The FCC is as of the date hereof conducting a proceeding to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. The Telecommunications Act sets forth certain policy principles for universal telephone service, including quality service, affordable rates, access to advanced services, access to service in rural and high-cost areas, specific and predictable support mechanisms, equitable and non-discriminatory contributions to support mechanisms, and access to advanced telecommunications for schools, health care providers and libraries. The Company expects the FCC's decision on universal telephone service to reflect these principles. There can be no assurance that the FCC's decision will not have a material adverse effect on the Company.

       The FCC also imposes prior approval requirements on transfers of control and assignments of operating authorizations. The FCC has the authority to generally condition, modify, cancel, terminate or revoke operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. There can be no assurance that the FCC or third parties will not raise issues with regard to the Company's compliance with applicable laws and regulations.

       The FCC, through the Initial Interconnection Decisions, has ordered the Regional Bell Operating Companies and all but one of the other local exchange carriers having in excess of $100 million in gross annual revenue for regulated services to provide expanded interconnection to local exchange carrier central offices to any competitive access provider, interexchange carrier or end user seeking such interconnection for the provision of interstate access services. As a result, the Company is able to reach most business customers in its metropolitan service areas and can expand its potential customer base. The FCC has imposed mandatory virtual collocation obligations on the local exchange carriers. Virtual collocation is a service in which the local exchange carrier leases or purchases equipment designated by the interconnector and exerts complete physical control over this equipment, including central office installation, maintenance and repair. Some local exchange carriers have voluntarily filed tariffs making "physical collocation" available, enabling the interconnector to place its equipment in the local exchange carriers central office space. As noted above, the Telecommunications Act now requires most incumbent local exchange companies to offer physical collocation.

       Subsequent to the enactment of the Telecommunications Act, the FCC has begun a series of expedited rulemaking proceedings to implement the requirements of the Telecommunications Act concerning interconnection with local exchange carrier facilities and other essential terms of the relationships between competing local carriers. On August 8, 1996, the FCC adopted the Interconnection Decision to implement the interconnection, resale and number portability provisions of the Telecommunications Act. Certain provisions of these rules have been appealed to various U.S. Courts of Appeals. These appeals were consolidated into proceedings before the U.S. Eighth Circuit Court of Appeals. Applications for a stay of the proposed rules were rejected by the FCC. However, the U.S. Eighth Circuit Court of Appeals has granted a temporary stay of certain provisions of the Interconnection Decision, including the pricing rules and rules that would have permitted new entrants to "pick and choose" among various provisions of existing interconnection agreements, pending a decision on the merits. The FCC applied to the U.S. Supreme Court to vacate the judicial stay, but the U.S. Supreme Court, on November 12, 1996, refused to do so. All other provisions of the Interconnection Decision remain in effect pending resolution of the appeal on the merits.

       In connection with the Initial Interconnection Decisions, the FCC granted local exchange carriers additional flexibility in pricing their interstate special and switched access services on a central office specific basis. Under this pricing scheme, local exchange carriers may establish pricing zones based on access traffic density and charge different prices for central offices in each zone. Although no assurances are possible, the Company anticipates that the FCC will grant local exchange carriers increasing pricing flexibility as the number of interconnection agreements and competitors increases. In a concurrent proceeding, the FCC enacted interim pricing rules that restructure local exchange carrier switched transport rates in order to facilitate competition for switched access.


       In January 1997, U S WEST proposed to implement certain interconnection surcharges in each of the states in its service region. On February 20, 1997, the Company and several other parties filed a petition with the FCC objecting to U S WEST's proposal. The petition was based on Section 252(d) of the Telecommunications Act, which governs the pricing of interconnection and network elements. The Company believes that U S WEST's proposal is an unlawful attempt to recover costs associated with the upgrading of US WEST's network, in violation of Section 252 of the Telecommunications Act. U S WEST filed an opposition to the Company's petition with the FCC on March 3, 1997.

       As of the date hereof, the Company does not offer PCS or cellular services. On January 15, 1997, the FCC notified the Company that it was the successful bidder for 26 "D" and "E" block frequency PCS licenses covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The Company filed an application for such PCS licenses on January 30, 1997. Before the Company can acquire the PCS licenses, the application is subject to review by the FCC and challenge by third parties. In general, applications for FCC radio licenses may be conditioned or denied, and may be revoked after grant, if the FCC finds that an entity lacks the requisite "character" qualification to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving, among other things, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, and has complied with the FCC's ownership, bidding and build-out rules.

       All PCS licenses will be granted for a ten-year period, at the end of which, absent prior revocation or a violation of the FCC's rules by the licensee, they will be renewed. All PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

       The Communications Act of 1934, as amended (the "Communications Act"), requires the FCC's prior approval of the assignment or transfer of control of a PCS license. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold by U.S. companies or individuals without prior FCC approval.

       Under the Telecommunications Act, non-U.S. citizens or their representatives, foreign governments or their representatives, or corporations organized under the laws of a foreign country may not own, in the aggregate, more than 20% of a company holding a common carrier radio license; or more than 25% of the parent of a common carrier radio licensee if the FCC determines that the public interest would be served by prohibiting such ownership. If the Company succeeds in acquiring PCS licenses, the Company will be required to comply with these foreign ownership restrictions. In addition, the FCC has imposed reporting requirements with respect to foreign affiliations between U.S. international and foreign telecommunications carriers, as well as reports of certain investments by other foreign entities. Depending on the particular foreign affiliate and its "home" market, the FCC may limit the size of the foreign affiliate's investment in the U.S. carrier or subject the U.S. carrier to dominant carrier regulation on one or more international routes. The Company's subsidiary, McLeodUSA Telecommunications, holds FCC authority to provide international services, and therefore is also subject to the FCC's rules on foreign affiliations.

       Failure to comply with statutory requirements on foreign ownership of companies holding radio licenses, or with the FCC's foreign affiliation reporting requirements, may result in the FCC issuing an order to the entity requiring divestiture of alien ownership to bring the entity into compliance with the Communications Act and the FCC's rules. In addition, fines, a denial of renewal or revocation of radio licenses are possible. The Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") permits the Board of Directors of the Company (the "Board") to redeem any of the Company's capital stock from stockholders to the extent necessary to prevent the loss or secure the reinstatement of any license, operating authority or franchise from any governmental authority. As of the date hereof, the Company has no knowledge of any alien ownership or affiliation with foreign telecommunications carriers in violation of the Communications Act or the FCC's rules.

       Following the grant of a PCS license, existing licensees that operate certain fixed microwave systems within the PCS license area retain the right to continue to operate their systems until 2005. To secure a sufficient amount of unencumbered spectrum to operate a PCS system efficiently, the Company may need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks. This transition plan allows most microwave users to operate in the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. In connection with its proposed PCS system, the Company estimates that it may be required to relocate approximately 50 microwave links operated by approximately 19 different microwave licensees.

       Wireless systems are also subject to certain Federal Aviation Administration regulations respecting the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. Wireless providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters.

       The Company, through its wholly owned subsidiary Ruffalo, Cody, is also subject to rules governing telemarketing that have been promulgated by both the FCC and the Federal Trade Commission (the "FTC"). The FCC and FTC telemarketing rules prohibit telemarketers, such as Ruffalo, Cody, from engaging in certain deceptive telemarketing practices and require that telemarketers make certain disclosures. For example, these telemarketing rules: prohibit the use of autodialers that employ prerecorded voice messages without the prior express consent of the dialed party; proscribe the facsimile transmission of unsolicited advertisements; require telemarketers to disclose clear and conspicuous information concerning quality, cost and refunds to a customer before a customer makes a purchase; require telemarketers to compile lists of individuals who desire not to be contacted; limit telemarketers to calling residences between the hours of 8:00 a.m. and 9:00 p.m.; require telemarketers to explicitly identify the seller and state that the purpose of the call is to sell goods; and prohibit product misrepresentations.

       State Regulation.   McLeodUSA Telecommunications, the Company's
  subsidiary that provides intrastate common carrier services, is also subject to various state laws and regulations. Most public utilities commissions subject providers such as the Company to some form of certification requirement, which requires providers to obtain authority from the state public utilities commission prior to the initiation of service. In most states, including Iowa and Illinois, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. The Company also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and record-keeping requirements.

       Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that state utilities commissions or third parties will not raise issues with regard to the Company's compliance with applicable laws or regulations.

       The Company, through McLeodUSA Telecommunications, holds certificates to offer local services through partitioning U S WEST switches in Iowa and Ameritech switches in Illinois, has long distance authority in Iowa and Illinois and has tariffs on file in these states, as necessary, governing the provision of local and intrastate long distance services. In March 1995 and April 1996, respectively, the Company received state regulatory approval in Iowa and in Illinois to offer local switched services in Cedar Rapids, Iowa and in Illinois cities other than Chicago. The Company intends to seek regulatory approval to provide such services in other cities and towns in Iowa and other states targeted by the Company when the economic terms of interconnection with the incumbent local exchange carrier make the provision of local switched services cost-effective. See "--Expansion of Certain Facilities-based Services." In addition, the Company is authorized to provide local exchange and long distance services through resale in Illinois, Iowa, Minnesota, Wisconsin, Montana, South Dakota and North Dakota. As of the date hereof, applications for authority to provide local services are pending in Colorado, Wyoming and Idaho. The Company also is authorized to offer long distance service in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Georgia, Idaho, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Mississippi, Michigan, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming. As of the date hereof, applications for authority to provide long distance service are pending in several states, including Connecticut, Florida, Louisiana, New Mexico, New York, North Carolina, Oklahoma, Tennessee, Vermont and West Virginia. The Company has applied for authority to provide long distance service in such states, including states outside of its target markets, because it believes this capability will enhance the Company's ability to attract business customers that have offices outside of the Company's target markets. The Company may also apply for authority to provide services in other states in the future. While the Company expects and intends to obtain necessary operating authority in each jurisdiction where it intends to operate, there can be no assurance that each jurisdiction will grant the Company's request for authority.

       Although the Telecommunications Act preempts the ability of states to forbid local service competition some states where the legality of such competition was previously uncertain have not yet completed regulatory or statutory actions to comply with the Telecommunications Act. Furthermore, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. In the last several years, Iowa, Illinois, Minnesota, Wisconsin, Wyoming and North Dakota have enacted broad changes in those states' telecommunications laws that authorize the entry of competitive local exchange carriers and provide for new regulations to promote competition in local and other intrastate telecommunications services. The Company believes that these state statutes provide some protection to the Company against any discriminatory conduct by the Regional Bell Operating Companies. The Iowa Utilities Board, for example, has determined in three separate instances that the conduct of U S WEST discriminated against the

  Company in violation of Iowa law. U S WEST appealed two of these decisions by the Iowa Utilities Board. On January 28, 1997, the Iowa District Court hearing the appeals affirmed the decision of the Iowa Utilities Board in one of the proceedings. U S WEST subsequently withdrew its appeal in the other matter.

       The Company believes that, as the degree of intrastate competition increases, the states will offer the local exchange carriers increasing pricing flexibility. This flexibility may present the local exchange carriers with an opportunity to subsidize services that compete with the Company's services with revenues generated from non-competitive services, thereby allowing incumbent local exchange carriers to offer competitive services at prices below the cost of providing the service. The Company cannot predict the extent to which this may occur or its impact on the Company's business.

       The Communications Act preempts state or local regulation of the entry of, or the rates charged by, any commercial or private radio service provider. Notwithstanding such preemption, a state may petition the FCC for authority to begin regulating or to continue regulating commercial radio services rates. Petitioners must demonstrate that existing market conditions cannot protect consumers from unreasonable and unjust rates or that the service is a replacement for traditional wireline telephone service for a substantial portion of the wireline service within the state. As of the date hereof, the states in which the Company plans to provide PCS service have not sought to regulate such matters.

       States are not, however, prohibited from regulating other terms and conditions of commercial mobile radio service, such as quality, billing procedures and consumer protection standards. In addition, the siting and construction of radio transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulations. Under the Telecommunications Act, states may not restrict cell siting or modification based on the environmental effects of radio frequency emissions if the emissions meet FCC standards.

       The Company, through Ruffalo, Cody, engages in various direct marketing, telemarketing and fund-raising activities. Most states have laws that govern either direct marketing, telemarketing or fund-raising activities. In states that regulate such activities, several types of restriction have been imposed, either singly or in combination, including: (i) pre-commencement and post-completion registration requirements; (ii) posting of professional bonds;
  (iii) filing of operational contracts; (iv) imposing statutory waiting periods; (v) requiring employee registration; and (vi) prohibiting control over funds collected from such activities.

       Local Government Authorizations.   The Company is required to obtain
  street use and construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights-of-way. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the local exchange carriers do not pay such franchise fees or pay fees that are substantially less than those required to be paid by the Company. To the extent that competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that the Company remove its facilities or abandon its network in place could have a material adverse effect on the Company.

  Risk Factors

       Limited Operating History; Operating Losses and Negative Cash Flow from
  Operations.   The Company began operations in 1992 and has only a limited operating history upon which to base an evaluation of its performance. As a result of operating expenses and development expenditures, the Company has incurred significant operating and net losses to date. Net losses for 1994, 1995 and 1996 were approximately $11.4 million, $11.3 million and $22.3 million, respectively. At December 31, 1996, the Company had an accumulated deficit of $47.8 million. Although its revenue has increased substantially in each of the last three years, the Company also has experienced significant increases in expenses associated with the development and expansion of its fiber optic network and its customer base. The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years, while it develops its businesses, constructs, installs and expands its fiber optic network and develops and constructs a PCS system. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future. If the Company cannot achieve operating profitability or positive cash flows from operating activities, it may not be able to meet its debt service or working capital requirements, which could have a material adverse effect on the Company. See
  "--Risk Factors--Significant Capital Requirements," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Significant Capital Requirements.   Expansion of the Company's
  operations, facilities, network and services will require significant capital expenditures. As of December 31, 1996, the Company estimates that its aggregate capital requirements for 1997, 1998 and 1999 will be approximately $456 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network,
  (ii) market expansion activities, (iii) acquiring 26 PCS licenses for which the Company was the successful bidder in the FCCs recent "D" and "E" block frequency PCS license auction, (iv) developing, constructing and operating a PCS system, and (v) constructing its new corporate headquarters and associated buildings. These capital requirements are expected to be funded, in large part, out of the net proceeds from the Company's March 1997 private offering of the Notes (approximately $289.5 million), the net proceeds remaining from the Company's public offerings of Class A Common Stock in June and November 1996 (approximately $224 million as of December 31, 1996), and lease payments to the Company for portions of the Company's networks.

       The Company may require additional capital in the future for business activities related to those specified above and also for acquisitions, joint ventures and strategic alliances, as well as to fund operating deficits and net losses. These activities could require significant additional capital not included in the foregoing estimated aggregate capital requirements of $456 million.

       The Company's estimate of its future capital requirements is a "forward-looking statement" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual capital requirements may differ materially as a result of regulatory, technological and competitive developments (including new opportunities) in the Company's industry.

       The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, and additional debt and equity issuances. The Company plans to obtain one or more lines of credit, although, as of the date hereof, no such lines of credit have yet been negotiated. There can be no assurance, however, that the Company will be successful in producing sufficient cash flows or raising sufficient debt or equity capital to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company. Failure to generate or raise sufficient funds may require the Company to delay or abandon some of its future expansion plans or expenditures, which could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

       Failure of U S WEST to Furnish Call Detail Records.   The Company depends
  on certain call detail records provided by U S WEST with respect to long distance services, and Ameritech with respect to both local and long distance services, in order to verify its customers' bills for these services. The Company has in the past experienced certain omissions in the call detail records it receives from U S WEST on a monthly basis. For example, during the period from January 1995 through January 1996, U S WEST failed to furnish, on average, monthly call detail records for 2.5% of the long distance calls placed by the Company's customers in Iowa. Thus, the Company was unable to verify with certainty that a given long distance call placed by a customer and known by the Company to have been terminated by the Company's wholesale long distance supplier was, in fact, placed by the customer. Absent such verification, the Company does not bill its customer for the call. These call detail omissions typically occur in connection with new customers of the Company.

       The Company does not believe this impediment to billing certain customers for a small percentage of calls in a given month materially adversely affects its relationships with or contractual obligations to its customers. The failure to bill the customer does have a negative effect on the Company's gross margins, because the Company incurs expenses for calls it does not bill. During the years ended December 31, 1995 and December 31, 1996, the Company estimates that it was unable to bill approximately $126,000 and $92,000, respectively, in long distance calls due to this situation.

       In January 1996, U S WEST advised the Company that it had instituted certain new procedures, primarily involving data entry protocols, in an effort to "capture" 100% of call detail records. Since implementing the protocol changes, U S WEST has furnished the Company with approximately 99.4% of the requisite call detail records for February through December 1996. There can be no assurance, however, that U S WEST will not continue to experience difficulties in furnishing complete call detail records to the Company, that the percentage of call detail records not provided to the Company will not increase, or that the resulting negative effect on gross margins will not have a material adverse effect on the Company.

       PCS System Implementation Risks.   The Company's proposed investment in
  the ownership, development, construction and operation of a PCS system involves a high degree of risk and substantial expenditures. There can be no assurance that the Company will succeed in developing a PCS system or that, after expending substantial amounts to develop such a system, the Company will achieve or sustain profitability or positive cash flows from PCS operations. The ownership, development, construction and operation of a PCS system could have a material adverse effect on the Company.

       In the absence of FCC mandated technology protocols, the Company will be required to choose from among several competing and potentially incompatible digital protocol technologies in order to build and operate a PCS system. The selection of a particular digital protocol technology could adversely affect the ability of the Company to successfully offer PCS service. See "--Wireless Services."

       The Company does not own or operate any facilities for providing wireless telecommunication services to the public. The successful implementation of a PCS system will require the Company to, among other things, lease or acquire sites for base stations, construct the base stations, install the necessary equipment and conduct system testing. Each stage of implementing PCS service involves various risks and contingencies, many of which are not in the Company's control. In the event the Company encounters delays or other problems, the Company's plans for providing PCS services could be adversely affected.

       The Company's success in the implementation and operation of a PCS system also is subject to other factors beyond the Company's control. These factors include, without limitation, (i) changes in general and local economic conditions, (ii) availability of equipment necessary to operate the PCS system, (iii) changes in communications service rates charged by others, (iv) changes in the supply and demand for PCS and the commercial viability of PCS systems as a result of competing with wireline and wireless operators in the same geographic area, (v) demographic changes that might negatively affect the potential market for PCS, (vi) changes in the federal and state regulatory scheme affecting the operation of PCS systems (including the enactment of new statutes and the promulgation of changes in the interpretation or enforcement of existing or new rules and regulations) and (vii) changes in PCS or competing wireless technologies that have the potential of rendering obsolete the technology and equipment that the Company intends to use to construct its PCS system. In addition, the extent of the potential demand for PCS cannot be estimated with any degree of certainty and may be less than the Company anticipates. See "--Wireless Services" and "--Risk Factors--Rapid Technological Changes." There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's ownership, development, construction or operation of a PCS system.

       The Company will be required to abide by various FCC rules governing PCS license holders, such as rules limiting the percentage of the Company's capital stock that may be directly owned or voted by non-U.S. citizens, by a foreign government or by a foreign corporation to 20%, and limiting indirect foreign ownership to 25%, absent waiver by the FCC. See "--Regulation." Furthermore, certain of the FCC rules require all PCS licensees to meet certain buildout and population coverage requirements. Failure to comply with such requirements could result in the imposition of fines on the Company by the FCC or cause revocation or forfeiture of any PCS licenses the Company acquires, even after the Company has expended substantial amounts to develop a PCS system.

       The ownership, development, construction and operation of a PCS system is expected to impose significant demands on the Company's management, operational and financial resources. There can be no assurance that the Company will be able to successfully manage the implementation and operation of a PCS system. Any failure to effectively manage the implementation and operation of any future PCS system (including deploying adequate systems, procedures and controls in a timely manner) could have a material adverse effect on the Company.

       Dependence on Key Personnel.   The Company's business is dependent upon a
  small number of key executive officers, particularly Clark E. McLeod, the Company's Chairman and Chief Executive Officer, and Stephen C. Gray, the Company's President and Chief Operating Officer. As of the date hereof, the Company does not have any term employment agreements with these or any other employees. However, the Company has entered into employment, confidentiality and non-competition agreements with Messrs. McLeod and Gray and certain other key employees of the Company providing for employment by the Company for an indefinite period, subject to termination by either party (with or without cause) on 30 days' prior written notice, and an agreement not to compete with the Company for a period of one or two years, depending on the employee, following termination for cause or voluntary termination of employment. The Company maintains "key man" insurance on Mr. McLeod, in the amount of $2 million, and on Mr. Gray, in the amount of $1 million.

       There can be no assurance that the employment, confidentiality and non-competition agreements will improve the Company's ability to retain its key managers or employees or that the Company can attract or retain other skilled management personnel in the future. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company.

       Contract with the State of Iowa.   The Company's telecommunications
  network maintenance services revenue is derived almost exclusively from the State of Iowa under the Iowa Communications Network Maintenance Contract, which expires in 2004. Revenues from the Company's services performed for the State of Iowa under the Iowa Communications Network Maintenance Contract and related contracts totaled $3.4 million, $4.9 million and $5.9 million in 1994, 1995 and 1996, respectively, or 42%, 17% and 7%, of the Company's total revenues in 1994, 1995 and 1996, respectively.

       The State of Iowa has the right to terminate the Iowa Communications Network Maintenance Contract in the event of a lack of funding as well as for material breach by the Company. As of the date hereof, the Company does not believe that there are grounds for terminating the Iowa Communications Network Maintenance Contract or that the State of Iowa intends to do so. However, termination of the Iowa Communications Network Maintenance Contract by the State of Iowa could have a material adverse effect on the Company.

       Uncertainties of Expansion.   The Company is engaged in the expansion and
  development of its network and services. The expansion and development of its network and services will depend on, among other things, its ability to partition the incumbent local exchange company's central office switch, enter markets, design fiber optic network routes, install facilities, relocate microwave licensees and obtain rights-of-way, building access, antenna sites and any required government authorizations and/or permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. Implementation of the Company's current and future expansion plans will also depend on factors such as: (i) the availability of financing and regulatory approvals; (ii) the number of potential customers in a target market; (iii) the existence of strategic alliances or relationships; (iv) technological, regulatory or other developments in the Company's business; (v) changes in the competitive climate in which the Company operates; and (vi) the emergence of future opportunities. There can be no assurance that the Company will be able to expand its existing network or services. Furthermore, the Company's ability to manage its expansion effectively also will require it to continue to implement and improve its operating, financial and accounting systems and to expand, train and manage its employees. The inability to manage its planned expansion effectively could have a material adverse effect on the Company. Finally, if the Company's challenges to the U S WEST Centrex Action (as defined below) fail and no favorable settlement agreement is reached, there could be a material adverse effect on the Company's planned expansions and business prospects. See "Legal Proceedings."

       Risks Associated With Acquisitions.   As part of its business strategy,
  the Company acquired Ruffalo, Cody and McLeodUSA Publishing during 1996 and will continue to evaluate additional strategic acquisitions and alliances principally relating to its current operations. Such transactions commonly involve certain risks including, among others: the difficulty of assimilating the acquired operations and personnel; the potential disruption of the Company's ongoing business; the possible inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired assets and rights into the Company's service offerings and the maintenance of uniform standards, controls, procedures and policies; the risks of entering markets in which the Company has little or no direct prior experience; and the potential impairment of relationships with employees or customers as a result of changes in management. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with the acquisitions of Ruffalo, Cody and McLeodUSA Publishing or future transactions. In addition, any such transactions could materially adversely affect the Company's operating results due to dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, if any. See "--Recent Transactions."

       Need to Obtain and Maintain Permits and Rights-of-Way.   In order to
  develop and construct its network, the Company must obtain local franchises and other licenses and permits, as well as rights to utilize underground conduit and aerial pole space and other rights-of-way and easements from entities such as local exchange carriers and other utilities, railroads, interexchange carriers, state highway authorities, local governments and transit authorities. The Company has entered into long-term agreements with its two principal electric utility stockholders, IES and MidAmerican, pursuant to which the Company generally has access to the electric utilities' rights-of-way, poles and towers, primarily located in Iowa, for so long as the utilities maintain their franchises to provide electrical services in a given locality. There can be no assurance that IES, MidAmerican or the Company will be able to maintain existing franchises, permits and rights-of-way or that the Company will be able to obtain and maintain the other franchises, permits and rights-of-way needed to implement its business plan on acceptable terms. Although the Company believes that its existing arrangements will not be canceled and will be renewed as needed in the near future, if any of the existing franchises, license agreements or rights-of-way were terminated or not renewed and the Company were forced to remove its facilities, such cancellation or non-renewal of certain of such arrangements could have a material adverse effect on the Company. See "--Network Facilities" and "-- Regulation."

       Rapid Technological Changes.   The telecommunications industry is subject
  to rapid and significant changes in technology. While the Company believes that for the foreseeable future these changes will neither materially adversely affect the continued use of its fiber optic telecommunications network nor materially hinder the Company's ability to acquire necessary technologies, the effect of technological changes on the business of the Company cannot be predicted. There can be no assurance that technological developments in telecommunications will not have a material adverse effect on the Company.

       Variability of Operating Results.   As a result of the significant
  expenses associated with the construction and expansion of its network and services, including, without limitation, the acquisition of PCS licenses and the development, construction and operation of a PCS system, the Company anticipates that its operating results could vary significantly from period to period. Such variability could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Control of the Company.   As of March 19, 1997, IES, MidAmerican, Allsop
  Venture Partners III, L.P. and Clark and Mary McLeod owned, directly or indirectly, in the aggregate approximately 41% of the outstanding Class A Common Stock and all of the Class B Common Stock, which represented approximately 50% of the combined voting power of the Common Stock. The Class B Common Stock is convertible into Class A Common Stock at any time at the option of the holders of Class B Common Stock. If all of the Class B Common Stock were converted into Class A Common Stock, IES, MidAmerican, Allsop and Mr. and Mrs. McLeod would hold approximately 59% of the Class A Common Stock and voting power of the Company. Accordingly, such stockholders collectively are able to control the management policy of the Company and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of the Board. IES, MidAmerican and Mr. and Mrs. McLeod also have entered into a voting agreement with respect to the election of directors. The Restated Certificate contains provisions that may make it more difficult to effect a hostile takeover of the Company or to remove members of the Board.

       Volatility of Stock Price.   Since the Class A Common Stock has been
  publicly traded, the market price of the Class A Common Stock has fluctuated over a wide range and may continue to do so in the future. See "Market for Registrant's Common Equity and Related Stockholder Matters--Price Range of Class A Common Stock." In the future, the market price of the Class A Common Stock could be subject to significant fluctuations in response to various factors and events, including, among other things: the depth and liquidity of the trading market of the Class A Common Stock; quarterly variations in the Company's actual or anticipated operating results or growth rates; changes in estimates by analysts; market conditions in the industry; announcements by competitors; regulatory and judicial actions; and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high growth companies, and which may be unrelated to the operating performance of particular companies. As a result of the foregoing, there can be no assurance that the price of the Class A Common Stock will not continue to fluctuate or will not decline.

       Dependence on Regional Bell Operating Companies; U S WEST Centrex Action. See "Legal Proceedings--Dependence on Regional Bell Operating Companies; U S WEST Centrex Action."

       Refusal of U S WEST to Improve its Processing of Service Orders.   See
  "Legal Proceedings--Refusal of U S WEST to Improve its Processing of Service Orders."

       Competition.   See "--Competition."

       Regulation.   See "--Regulation."

  Employees

       As of December 31, 1996, the Company employed a total of 1,713 full-time employees and 364 part-time employees. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. The Company believes that its relations with its employees are good.

  Executive Officers of the Company

       The following is a list of the executive officers of the Company, together with biographical summaries of their experience. The ages of the persons set forth below are as of December 31, 1996.

             Name              Age             Position(s) with Company
             ----              ---             ------------------------
  Clark E. McLeod.............. 50  Chairman, Chief Executive Officer and Director
  Stephen C. Gray.............. 38  President, Chief Operating Officer and Director
  Blake O. Fisher, Jr.......... 52  Chief Financial Officer, Executive Vice President,
                                    Corporate Administration, Treasurer and Director
  Kirk E. Kaalberg............. 37  Executive Vice President, Network Services
  Stephen K. Brandenburg....... 44  Executive Vice President and Chief Information Officer
  David M. Boatner............. 48  Executive Vice President, Business Services
  Albert P. Ruffalo............ 50  Executive Vice President, Consumer Services
  Arthur L. Christoffersen..... 50  Executive Vice President, Publishing Services
  Casey D. Mahon............... 45  Senior Vice President, General Counsel and Secretary

       Clark E. McLeod.   Mr. McLeod founded the Company and has served as
  Chairman, Chief Executive Officer and a director of the Company since its inception in June 1991. His previous business venture, Teleconnect, an Iowa-based long distance telecommunications company, was founded in January 1980. Mr. McLeod served as Chairman and Chief Executive Officer of Teleconnect from January 1980 to December 1988, and from December 1988 to August 1990, he served as President of Telecom*USA, the successor to Teleconnect following its merger with SouthernNet, Inc. in December 1988. By 1990, Telecom*USA had become America's fourth largest long distance telecommunications company with nearly 6,000 employees. MCI purchased Telecom*USA in August 1990 for $1.25 billion.

       Stephen C. Gray.   Mr. Gray has been Chief Operating Officer of the
  Company since September 1992, President since October 1994 and a director since April 1993. Prior to joining the Company, Mr. Gray served from August 1990 to September 1992 as Vice President of Business Services at MCI, where he was responsible for MCI's local access strategy and for marketing and sales support of the Business Markets division. From February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for Telecom*USA, where his responsibilities included sales, marketing, key contract negotiations and strategic acquisitions and combinations. Prior to joining Telecom*USA, from September 1986 to February 1988, Mr. Gray held a variety of management positions with Williams Telecommunications Company, a long distance telephone company. From August 1983 to September 1986, Mr. Gray held a variety of management positions with Clay Desta Communications, Inc., a long distance company.

       Blake O. Fisher, Jr.   Mr. Fisher has served as a director of the Company
  since October 1996, as Executive Vice President, Corporate Administration since September 1996 and as Chief Financial Officer and Treasurer since February 1996. Mr. Fisher also served as one of IES' nominees on the Board from April 1993 to February 1996. He served as Executive Vice President and Chief Financial Officer of IES, a diversified electric utility holding company, from January 1991 to February 1996. Mr. Fisher also served as President of IES Utilities Inc. from February 1995 to February 1996. Prior to joining IES, Mr. Fisher held a variety of management positions with Consumers Power Company, an electric utility, including Vice President of Finance and Treasurer.

       Kirk E. Kaalberg.   Mr. Kaalberg has served since September 1996 as the
  Company's Executive Vice President, Network Services where he is responsible for the maintenance of the Iowa Communications Network and the design and development of the Company's network and switching platforms. From March 1994 to September 1996, Mr. Kaalberg served as Senior Vice President, Network Design and Development and from January 1992 to February 1994, he served as Vice President of the Company. From August 1990 to January 1992, Mr. Kaalberg served as a senior manager of MCI, where he managed a 175-person conference calling, financial and operations group. From August 1987 to

  August 1990, Mr. Kaalberg was an employee of Teleconnect and its successor, Telecom*USA, where he was responsible for business planning and management information systems project prioritization. From 1983 to 1987, he held a variety of product management positions with Banks of Iowa, Computer Services, Inc., a computer services company, and Source Data Systems, a software company.

       Stephen K. Brandenburg.   Mr. Brandenburg has served since September 1996
  as Executive Vice President and Chief Information Officer of the Company, where he is responsible for the design and deployment of the Company's internal computing systems and operations. From June 1995 to September 1996, he served as Senior Vice President, Intelligent Technologies and Systems of the Company. Prior to joining the Company, Mr. Brandenburg served from August 1990 to June 1995 as Vice President, Revenue Management Systems at MCI, where he was responsible for MCI's 1,400 person business markets traffic/call processing, order/entry, billing and calling card operations. From 1987 to August 1990, he served as Senior Vice President of Information Systems at Teleconnect and its successor, Telecom*USA. Prior to joining Teleconnect, Mr. Brandenburg held a variety of information systems positions with academic medical centers, including the Mayo Medical Clinic and the University of Wisconsin.

       David M. Boatner.   Mr. Boatner has served since September 1996 as
  Executive Vice President, Business Services of the Company. From February 1996 to September 1996, he served as the Company's Senior Vice President, Sales and Marketing. Prior to joining the Company, Mr. Boatner served from January 1995 to February 1996 as Regional Vice President of Sales of WorldCom, a long distance telecommunications company, where he was responsible for sales in the central, western and southwest regions of the United States. From May 1989 to January 1995, Mr. Boatner served as Vice President for Commercial Sales of WilTel, Inc., a long distance telecommunications company which was acquired by WorldCom in January 1995. Prior to joining WilTel, Inc., Mr. Boatner held a variety of positions at AT&T and its Bell operating subsidiaries.

       Albert P. Ruffalo.   Mr. Ruffalo has served as the Company's Executive
  Vice President, Consumer Services since September 1996. Since August 1991 Mr. Ruffalo has served as President and Chief Executive Officer of Ruffalo, Cody, which was acquired by the Company on July 15, 1996. From September 1990 to July 1991, Mr. Ruffalo served as President of MCI Direct, Inc., an indirect wholly owned subsidiary of MCI. From 1983 to August 1990, Mr. Ruffalo held various executive positions at Teleconnect and Telecom*USA Data Base Marketing Company, an indirect wholly owned subsidiary of Telecom*USA, Teleconnect's successor. From 1980 to 1983, Mr. Ruffalo was Marketing Manager of National Oats Corporation, a grain distribution firm.

       Arthur L. Christoffersen.   Mr. Christoffersen has served as the
  Company's Executive Vice President, Publishing Services since September 20, 1996, the date the Company acquired McLeodUSA Publishing. Mr. Christoffersen has served as Chairman, President and Chief Executive Officer of McLeodUSA Publishing since November 1990, the date Mr. Christoffersen and other investors acquired McLeodUSA Publishing from MCI. From December 1987 to August 1990, Mr. Christoffersen served as Executive Vice President and Chief Financial Officer of Teleconnect and its successor, Telecom*USA. From 1975 to 1987, Mr. Christoffersen held a variety of management positions, including Executive Vice President, of Life Investors, Inc., a diversified financial services company.

       Casey D. Mahon.   Ms. Mahon is responsible for the legal and regulatory
  affairs of the Company, which she joined in June 1993 as General Counsel. Ms. Mahon has served as Senior Vice President of the Company since February 1996 and as the Company's Secretary since July 1993. Prior to joining the Company, she was engaged in the private practice of law, with emphasis on telecommunications, regulatory and corporate law. From August 1990 to December 1990, she served as Vice President of Corporate Affairs at MCI, where she assisted in transitional matters relating to MCI's purchase of Telecom*USA. From March 1986 to August 1990, Ms. Mahon served as Senior Vice President, General Counsel and Secretary of Teleconnect and its successor, Telecom*USA. From 1977 to 1986, Ms. Mahon served in various legal, financial and faculty positions at the University of Iowa.

  Item 2.  Properties.

       The Company leases offices and space in a number of locations, primarily for sales offices and network equipment installations. The Company's headquarters is housed in 55,000 square feet of office space in Cedar Rapids, Iowa, under a lease expiring in March 2001. In August 1996, the Company purchased approximately 194 acres of farm land in southern Cedar Rapids, Iowa on which the Company is constructing a one-story, 160,000 square foot building to serve as the Company's new headquarters and plans to construct an additional office building as well as other buildings that will house the Company's telephone switching, computer and maintenance equipment. The total cost of the construction of the Company's new corporate headquarters and associated buildings is estimated to be approximately $27.5 million. The new headquarters is scheduled for occupancy by mid-1997. In addition, the Company owns 88 acres of undeveloped farm and forest land in southern Cedar Rapids, Iowa.

  Item 3.  Legal Proceedings.

       The Company is not aware of any material litigation against the Company. The Company is involved in numerous regulatory proceedings before various public utilities commissions, particularly the Iowa Utilities Board, as well as before the FCC.

       Dependence on Regional Bell Operating Companies; U S WEST Centrex Action. The Company is dependent on the Regional Bell Operating Companies for provision of its local and certain of its long distance services. As of the date hereof, U S WEST and Ameritech are the Company's sole suppliers of access to local central office switches. The Company uses such access to partition the local switch and provide local service to its customers.

       The Company purchases access in the form of a product generally known as "Centrex." Without such access, the Company could not, as of the date hereof, provide bundled local and long distance services, although it could provide stand-alone long distance service. Since the Company believes its ability to offer bundled local and long distance services is critical to its current sales efforts, any successful effort by U S WEST or Ameritech to deny or substantially limit the Company's access to partitioned switches would have a material adverse effect on the Company.

       On February 5, 1996, U S WEST filed tariffs and other notices announcing its intention to limit future Centrex access to its switches by Centrex customers (including the Company) throughout U S WEST's fourteen-state service region, effective February 5, 1996 (the "U S WEST Centrex Action"). Although U S WEST stated that it would "grandfather" existing Centrex agreements with the Company and permit the Company to continue to use U S WEST's central office switches through April 29, 2005, it also indicated that it would not permit the Company to expand to new cities and would severely limit the number of new lines it would permit the Company to partition onto U S WEST's portion of the switches in cities served by the Company.

       The Company has challenged, or is challenging, the U S WEST Centrex Action before the public utilities commissions in certain of the states served by U S WEST where the Company is doing business or plans to do business. The Company based such challenges on various state and federal laws, regulations and regulatory policies, including Sections 251(b)(1) and 251(c)(4)(B) of the Telecommunications Act, which the Company believes impose upon the Regional Bell Operating Companies the duty not to prohibit, and not to impose unreasonable or discriminatory conditions or limitations on, the resale of their telecommunications services, and Section 251(c)(4)(A) of the Telecommunications Act, which the Company believes obligates the Regional Bell Operating Companies to offer for resale at wholesale rates any telephone communications services that are provided at retail to subscribers who are not telecommunications carriers. Additional statutes cited in the Company's challenges include provisions of the laws of Iowa, Minnesota, Nebraska, South Dakota, North Dakota, Idaho and Colorado, which the Company believes prohibit restrictions on the resale of local exchange services, functions or capabilities; prohibit local exchange carriers from refusing access by other carriers to essential facilities on the same terms and conditions as the local exchange carrier provides to itself;

  and prohibit the provision of carrier services pursuant to rates, terms and conditions that are unreasonably discriminatory.

       In Iowa, the Company filed a complaint with the Iowa Utilities Board against U S WEST's actions and was granted interim relief on an ex parte basis that allowed the Company to continue to expand to new cities and expand the number of new lines partitioned onto U S WEST's switches. Subsequent to the grant of interim relief, the Company on March 18, 1996 entered into a settlement agreement with U S WEST that permits the Company to continue to expand, without restrictions, the number of new lines it serves in Iowa through March 18, 2001. In addition, the settlement agreement provides that the Company may expand to seven new markets (central offices) in Iowa per year through March 18, 2001. As a result of the settlement agreement, the Company withdrew its complaint before the Iowa Utilities Board. Because MCI, AT&T and others also challenged U S WEST's action, the Iowa Utilities Board continued to review the U S WEST Centrex Action and on June 14, 1996 issued an order rejecting U S WEST's filing. The order of the Iowa Utilities Board was appealed by U S WEST and affirmed by the Iowa District Court for Polk County on February 21, 1997.

       In Minnesota, U S WEST's initial filing was rejected on procedural grounds by the Public Utilities Commission. On April 30, 1996, U S WEST refiled its proposed limitations on Centrex service in Minnesota, proposing to "grandfather" the service to existing customers as of July 9, 1996. The Company opposed this filing in a letter to the Minnesota Public Utilities Commission on May 20, 1996. On May 31, 1996, the Minnesota Public Utilities Commission issued an order suspending the new U S WEST filing and scheduling a contested-case proceeding to consider it. On December 23, 1996, an administrative law judge ruled that U S WEST must continue to offer Centrex service in Minnesota. U S WEST filed exceptions to this ruling. The Minnesota Public Utilities Commission denied U S WEST's exceptions on February 20, 1997. U S WEST has filed a petition for rehearing with the Minnesota Public Utilities Commission. As of the date hereof, the Minnesota Public Utilities Commission had not yet ruled on the petition for a rehearing.

       In South Dakota, the Public Utilities Commission rejected the U S WEST Centrex Action on August 22, 1996. U S WEST appealed the unfavorable decision of the Public Utilities Commission in South Dakota state court. On December 2, 1996, the South Dakota state court hearing the appeal affirmed the decision of the Public Utilities Commission.

       In North Dakota, on November 6, 1996, the Public Service Commission concluded that the U S WEST Centrex Action is unlawful and ordered U S WEST to reinstate Centrex service in North Dakota. U S WEST appealed the unfavorable decision by the Public Service Commission in North Dakota state court. On January 24, 1997, the North Dakota state court hearing the appeal affirmed the decision of the Public Service Commission.

       In Nebraska, on November 25, 1996, the Public Service Commission rejected complaints objecting to the U S WEST Centrex Action. In Idaho, on November 14, 1996, the Public Utilities Commission rejected complaints by AT&T and MCI objecting to the U S WEST Centrex Action. The Company subsequently filed its own complaint with the Idaho Public Utilities Commission, which as of the date hereof had not yet been ruled on by the Idaho Public Utilities Commission.

       Other telecommunication firms also have challenged the U S WEST Centrex Action in each of the other states where U S WEST engages in local telephone service and public utilities commissions in several of those states have rejected the U S WEST Centrex Action. In Oregon, U S WEST's filing was rejected by the Public Utilities Commission on March 7, 1996. In Colorado, on September 3, 1996, an administrative law judge issued a recommendation that the U S WEST Centrex Action be rejected. On December 20, 1996, the Colorado Public Utilities Commission rejected U S WEST's exceptions to the recommendation. In Wyoming, U S WEST's filing was rejected by the Public Service Commission on September 6, 1996. On March 21, 1997, the Wyoming Public Service Commission rejected U S WEST's petition for a rehearing of the matter. On October 29, 1996, the Arizona Corporation Commission rejected the U S WEST Centrex Action. In New Mexico, the Public Service Commission has not allowed
  U S WEST's filing to become effective. In Utah, on September 25, 1996, the Public Service Commission rejected the U S WEST Centrex Action and ordered U S WEST to continue the availability of Centrex service for resale. In Montana, on March 6, 1997, the Public Service Commission approved the U S WEST Centrex Action.

       The Company anticipates that U S WEST will continue to appeal unfavorable decisions by public utilities commissions with respect to the U S WEST Centrex Action.

       In addition to the U S WEST Centrex Action, U S WEST has taken other measures that may impede the Company's ability to use Centrex service to provide its competitive local exchange services. In Colorado, U S WEST filed new tariffs in July 1996 that, as interpreted by U S WEST, would prohibit the Company from consolidating telephone lines of separate customers into leased common blocks in U S WEST's central office switches, thereby significantly increasing the cost of serving customers in Colorado through resale of Centrex services. The Company filed a complaint with the Colorado Public Utilities Commission on February 12, 1997 alleging that U S WEST's tariffs, as interpreted by U S WEST, unlawfully create a barrier to the Company's ability to compete in Colorado. The Company's complaint is scheduled to be heard by the Colorado Public Utilities Commission on April 7, 1997.

       There can be no assurance that the Company will ultimately succeed in its legal challenges to the U S WEST Centrex Action or other actions by U S WEST that have the effect of preventing or deterring the Company from using Centrex service, or that these actions by U S WEST, or similar actions by other Regional Bell Operating Companies, will not have a material adverse effect on the Company. In any jurisdiction where U S WEST prevails, the Company's ability to offer integrated telecommunications services would be impaired, which could have a material adverse effect on the Company. See "Business-- Competition."

       If the U S WEST Centrex Action or other actions by U S WEST have the effect of preventing or deterring the Company from using Centrex service in any jurisdiction and the Company is consequently not able to obtain Centrex access on acceptable economic terms or at all in a state where the Company is doing business or plans to do business, the Company intends to evaluate other U S WEST services that could potentially be purchased and resold in such jurisdiction to allow the Company to provide some form of integrated local and long distance services until the Company can obtain access to unbundled elements pursuant to interconnection agreements. There can be no assurance that the Company would be able to identify, purchase and resell any such U S WEST service or ultimately obtain access to such unbundled elements.

       The Company also anticipates that U S WEST will seek various legislative initiatives in states within the Company's target market area in an effort to reduce state regulatory oversight over its rates and operations. There can be no assurance that U S WEST will not succeed in such efforts or that any such state legislative initiatives, if adopted, will not have a material adverse effect on the Company.

       Refusal of U S WEST to Improve its Processing of Service Orders.   As a
  result of its use of the Centrex product, the Company depends upon U S WEST to process service orders placed by the Company to transfer new customers to the Company's local service. U S WEST has imposed a limit of processing one new local service order of the Company per hour for each U S WEST central office. Furthermore, according to the Company's records, U S WEST commits an error on one of every three lines ordered by the Company, thereby further delaying the transition of new customers to the Company's local service. The Company has repeatedly requested that U S WEST increase its local service order processing rate and improve the accuracy of such processing, which U S WEST refused to do.

       On July 12, 1996, the Company filed a complaint with the Iowa Utilities Board against U S WEST in connection with such actions. At a hearing held to consider the complaint, U S WEST acknowledged that it had not dedicated resources to improve its processing of the Company's service orders to switch new customers to the Company's local service because of its desire to limit Centrex service. In an order issued on October 10, 1996, the Iowa Utilities Board determined that U S WEST's limitation on the processing of the Company's service orders constituted an unlawful discriminatory practice under Iowa law. On October 21, 1996, in accordance with the Iowa Utilities Board's order, the Company and

  U S WEST jointly filed supplemental evidence regarding a potential modification of order processing practices that would increase U S WEST's rate of processing service orders. However, since implementing the new process, U S WEST has not significantly increased its overall order processing rate. On December 23, 1996, the Company filed a report with the Iowa Utilities Board requesting further direction. On February 14, 1997, the Iowa Utilities Board clarified that U S WEST must eliminate numerical limitations on the Company's residential and business orders. There can be no assurance, however, that the decision of or any further action by the Iowa Utilities Board will adequately resolve the service order problems or that such problems will not impair the Company's ability to expand or to attract new customers, which could have a material adverse effect on the Company.

  Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

                                    PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
                      Matters.

  Price Range of Class A Common Stock

       The Company completed its initial public offering of Class A Common Stock in June 1996, at a price per share of Class A Common Stock of $20.00. The Class A Common Stock has been quoted on The Nasdaq National Market under the symbol "MCLD" since June 11, 1996. Prior to June 11, 1996, no established public trading market for the Class A Common Stock existed. The following table sets forth for the periods indicated the high and low sales price per share of the Class A Common Stock as reported by The Nasdaq National Market.

      1996                                 High      Low
      ----                                -------  -------
Second Quarter (from June 11, 1996)....   $26.75   $22.25
Third Quarter..........................   $39.50   $23.50
Fourth Quarter.........................   $34.50   $25.00

       On March 19, 1997, the last reported sale price of the Class A Common Stock on The Nasdaq National Market was $18.875 per share. On March 19, 1997, there were 508 holders of record of the Class A Common Stock and two holders of record of the Class B Common Stock.

  Dividend Policy

       The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying dividends in the foreseeable future. The Company will effectively be prohibited from paying cash dividends for the foreseeable future pursuant to restrictions contained in the indenture relating to the Notes (the "Indenture"). Future dividends, if any, will be at the discretion of the Board and will depend upon, among other things, the Company's operations, capital requirements and surplus, general financial condition, contractual restrictions in financing agreements (including the Indenture) and such other factors as the Board may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  Recent Sales of Unregistered Securities

       During 1996, the Company offered and sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

       (1) In February 1996, the Company issued 23,438 shares of Class A Common Stock to Blake O. Fisher, Jr. upon the exercise of stock options granted to Mr. Fisher pursuant to the Company's Directors Stock Option Plan. The price per share was $.99, for an aggregate consideration of $23,125.

       (2) On July 15, 1996, the Company acquired Ruffalo, Cody in a cash and stock transaction valued at up to a maximum of approximately $19.9 million, based on the average closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction. On July 15, 1996, the Company paid approximately $4.8 million in cash and issued 361,420 shares of Class A Common Stock to the shareholders of Ruffalo, Cody, and granted options to purchase 158,009 shares of Class A Common Stock to the holders of options to purchase shares of Ruffalo, Cody common stock. An additional $50,782 in cash and 113,387 shares of Class A Common Stock were placed into escrow to be delivered to certain of the shareholders of Ruffalo, Cody over a period of 18 months, contingent upon the fulfillment of certain conditions relating to Ruffalo, Cody's ongoing revenues from a material agreement with a major long distance carrier to provide telemarketing services. The major long distance carrier terminated this agreement, effective December 31, 1996. A total of $50,782 and 37,107 shares of Class A Common Stock were distributed pursuant to the escrow agreement in January 1997 and the Company expects one additional distribution of 19,070 shares of Class A Common Stock to occur in April 1997.

       See "Executive Compensation" for information regarding the grant of options to purchase shares of Class A Common Stock to certain employees pursuant to the Company's 1996 Employee Stock Option Plan as partial consideration for the execution of employment, confidentiality and non-competition agreements.

       Each issuance of securities described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions. All recipients had adequate access to information about the Company through their relationship with the Company or through information about the Company made available to them.

  Item 6.  Selected Financial Data.

       The following table sets forth selected consolidated financial data and should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company, the notes thereto and the other financial data contained elsewhere in this Form 10-K.

                      (In thousands except per share data)

                                                                         Year Ended December 31,
                                                      -------------------------------------------------------------
                                                       1996(1)(2)     1995(1)(3)       1994       1993       1992
                                                      -------------  -------------  ----------  ---------  --------
Operations Statement Data:
  Revenue...........................................   $ 81,323       $ 28,998       $  8,014    $ 1,550   $   250
                                                       --------       --------       --------    -------   -------
  Operating expenses:
      Cost of service...............................     52,624         19,667          6,212      1,528       262
      Selling, general and administrative...........     46,044         18,054         12,373      2,390       219
      Depreciation and amortization.................      8,485          1,835            772        235         6
      Other.........................................      2,380             --             --         --        --
                                                       --------       --------       --------    -------   -------
      Total operating expenses......................    109,533         39,556         19,357      4,153       487
                                                       --------       --------       --------    -------   -------
  Operating loss....................................    (28,210)       (10,558)       (11,343)    (2,603)     (237)
  Interest income (expense), net....................      5,369           (771)           (73)       163        --
  Other non-operating expenses......................        495             --             --         --        --
  Income taxes......................................         --             --             --         --        --
                                                       --------       --------       --------    -------   -------
  Net loss..........................................   $(22,346)      $(11,329)      $(11,416)   $(2,440)  $  (237)
                                                       ========       ========       ========    =======   =======
  Loss per common and common equivalent share.......   $   (.52)      $   (.31)      $   (.31)   $  (.08)  $  (.02)
                                                       ========       ========       ========    =======   =======
  Weighted average common and common equivalent
      shares outstanding............................     43,019         37,055         36,370     29,655    14,925
                                                       ========       ========       ========    =======   =======
                                                                       December 31,
                                     -----------------------------------------------------------------------------
                                        As Adjusted
                                          1996(4)     1996(1)(5)     1995(1)(6)       1994       1993      1992
                                         --------     ----------     ----------       ----       ----      ----
                                        (unaudited)
Balance Sheet Data:
  Current assets......................   $513,851      $224,401       $  8,507       $  4,862    $ 7,077   $   544
  Working capital (deficit)...........   $475,418      $185,968       $ (1,208)      $  1,659    $ 5,962   $  (440)
  Property and equipment, net.........   $ 92,123      $ 92,123       $ 16,119       $  4,716    $ 1,958   $   135
  Total assets........................   $752,994      $452,994       $ 28,986       $ 10,687    $ 9,051   $   694
  Long-term debt......................   $302,573      $  2,573       $  3,600       $  3,500         --        --
  Stockholders' equity (deficit)......   $403,429      $403,429       $ 14,958       $  3,291    $ 7,936   $  (290)

                                                                       Year Ended December 31,
                                                      ------------------------------------------------------------
                                                       1996(1)(2)     1995(1)(3)       1994       1993      1992
                                                       ----------     ----------       ----       ----      ----
Other Financial Data:
  Capital expenditures, including
      business acquisitions........................    $173,782       $ 14,697       $  3,393    $ 2,052   $   138
  EBITDA(7)........................................    $(17,345)      $ (8,723)      $(10,571)   $(2,368)  $  (231)
-----------------------------------

(1) The acquisitions of MWR, Ruffalo, Cody and McLeodUSA Publishing in April 1995, July 1996 and September 1996, respectively, affect the comparability of the historical data presented to the historical data for prior periods shown.
(2) Includes operations of Ruffalo, Cody from July 16, 1996 to December 31, 1996 and operations of McLeodUSA Publishing from September 21, 1996 to December 31, 1996.
(3) Includes operations of MWR from April 29, 1995 to December 31, 1995.
(4) Adjusted to reflect the application of proceeds of $289.5 million (net of discount and commissions and other offering expenses in an aggregate amount of $10.5 million) from the Company's March 1997 private offering of the Notes.
(5) Includes Ruffalo, Cody and McLeodUSA Publishing, which were acquired by the Company on July 15, 1996 and September 20, 1996, respectively.
(6) Includes MWR, which was acquired by the Company on April 28, 1995.
(7) EBITDA consists of operating loss before depreciation, amortization and other nonrecurring operating expenses. The Company has included EBITDA data because it is a measure commonly used in the industry. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

  Overview

           The Company has historically derived its telecommunications revenue from (i) the sale of local and long distance telecommunications services to end users, (ii) telecommunications network maintenance services and (iii) special access and private line services. The Company also derives revenue from ancillary services as a result of its acquisitions of Ruffalo, Cody, McLeodUSA Publishing and Digital Communications in July 1996, September 1996 and January 1997, respectively. The Company began deriving revenue from direct marketing and telemarketing services on July 15, 1996, the date the Company acquired Ruffalo, Cody. The Company began deriving revenue from the sale of advertising space in telephone directories published by McLeodUSA Publishing on September 20, 1996, the date the Company acquired McLeodUSA Publishing. The Company began deriving revenue from the sale, installation and service of business telephone systems on January 30, 1997, the date the Company acquired Digital Communications. See "Business--Recent Transactions" and "--Liquidity and Capital Resources." The table set forth below summarizes the Company's percentage of revenues from these sources:

                                                      Year Ended
                                                     December 31,
                                                  -------------------
                                                  1996   1995   1994
                                                  -----  -----  -----
       Local and long distance
        telecommunications services ............    51%    74%    58%
       Telecommunications network maintenance
        services ...............................     7     17     42
       Special access and private line services.    13      9     --
       Ancillary services ......................    29     --     --
                                                  ----   ----   ----
                                                   100%   100%   100%
                                                  ====   ====   ====

       The Company began offering "bundled" local and long distance services to business customers in January 1994. At the end of 1995, the Company began providing, on a test basis, long distance services to residential customers. In June 1996, the Company began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of telecommunications services, marketed under the name PrimeLine(R), that includes local and long distance service, voice mail, paging, Internet access and travel card services. The Company expanded its PrimeLine(R) service to Cedar Falls, Iowa and Waterloo, Iowa in January 1997 and Des Moines, Iowa in February 1997. The Company plans to continue its efforts to market and provide local, long distance and other telecommunications services to business customers and plans to accelerate its efforts to market its PrimeLine(R) service to residential customers. The Company believes its efforts to market its integrated telecommunications services will be enhanced by its July 1996 acquisition of Ruffalo, Cody, which specializes in direct marketing and telemarketing services, including telecommunications sales, and its September 1996 acquisition of McLeodUSA Publishing, which publishes and distributes "white page" and "yellow page" telephone directories in fifteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets.

       Because its revenue from network maintenance is derived almost exclusively from the Iowa Communications Network Maintenance Contract and such revenue is expected to increase more slowly than the Company's other types of revenue, the Company expects that revenue derived from network maintenance services will continue to constitute a decreasing percentage of the Company's revenue in the future. Special access and private line services as a percentage of the Company's total revenue increased in 1995 due to the revenue generated by MWR, which was acquired in April 1995. Excluding the ancillary revenues the Company began deriving following the acquisitions of Ruffalo, Cody and

  McLeodUSA Publishing, the percentage of total revenues from the Company's three historical sources would have been 72%, 10% and 18%, respectively, for the year ended December 31, 1996.

       The Company's principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from two Regional Bell Operating Companies, costs to terminate the long distance calls of the Company's customers through an interexchange carrier, costs associated with maintaining the Iowa Communications Network and costs associated with operating the Company's network. Cost of service also includes the costs of printing and distributing the telephone directories published by McLeodUSA Publishing. SG&A consists of selling and marketing, customer service and corporate administrative expenses. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment; amortization of goodwill related to the Company's acquisitions, including its acquisitions of MWR, Ruffalo, Cody and McLeodUSA Publishing; amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service.

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

       In January and February 1996, the Company granted options to purchase an aggregate of 965,166 and 688,502 shares of Class A Common Stock, respectively, at an exercise price of $2.67 per share, to certain directors, officers and other employees. The estimated fair market value of these options, in the aggregate, at the date of grant was later determined to exceed the aggregate exercise price by approximately $9.2 million. This amount will be amortized on a monthly basis over the four-year vesting period of the options.

       The Company has experienced operating losses since its inception as a result of efforts to build its customer base, develop and construct its network infrastructure, build its internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and geographic coverage. Accordingly, the Company expects that its cost of service, SG&A and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results. The Company expects to incur significant operating losses and to generate negative cash flows from operating and construction activities during the next several years while it develops its business, installs and expands its fiber optic network and develops and constructs its proposed PCS system. In addition, the Company may be forced to change its pricing policies to respond to a changing competitive environment, and there can be no assurance that the Company will be able to maintain its operating margin. See "Business--Competition" and "Business--Regulation." There can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability or positive cash flows.

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

  Year Ended 1996 Compared with Year Ended 1995

       Revenue increased from $29 million for the year ended December 31, 1995 to $81.3 million for the year ended December 31, 1996, representing an increase of $52.3 million or 180%. Revenue from the sale of local and long distance telecommunications services accounted for $19.9 million of this increase. Total local and long-distance customers increased 103% from 8,776 at December 31, 1995 to 17,872 at December 31, 1996. Local lines under the Company's management increased 83% from 35,795 at December 31, 1995 to 65,367 at December 31, 1996. Average lines per customer decreased from 4.31 at December 31, 1995 to 3.95 at December 31, 1996, due to the increase in residential customers. Average monthly revenue per line decreased from $62.68 for the month ended December 31, 1995 to $59.90 for the month ended December 31, 1996, also due to the increase in residential customers.

       Included in the year ended December 31, 1996 revenue was $8.6 million of revenue from Ruffalo Cody, which was acquired on July 15, 1996, and $15.1 million in revenue from McLeodUSA Publishing, which was acquired on September 20, 1996. Excluding these acquisitions, 1996 revenue would have been $57.6 million.

       Cost of service increased from $19.7 million for the year ended December 31, 1995 to $52.6 million for the year ended December 31, 1996, an increase of $32.9 million or 168%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Ruffalo, Cody and McLeodUSA Publishing, which contributed $4.5 million and $6.7 million, respectively, to the increase. Cost of service as a percentage of revenue decreased from 68% to 65%, primarily as a result of the effect of these acquisitions. The cost of providing local and long-distance services as a percentage of local and long distance telecommunications revenue increased from 68% for the year ended December 31, 1995 to 70% for the year ended December 31, 1996, primarily as a result of an increased number of higher volume, price-sensitive customers and increased local line costs associated with expansion into new markets.

       SG&A increased from $18.1 million for the year ended December 31, 1995 to $46 million for the year ended December 31, 1996, an increase of $27.9 million or 155%. The acquisitions of Ruffalo Cody and McLeodUSA Publishing contributed $3.3 million and $7.3 million, respectively, to the increase. Increased costs of $17.3 million related to expansion of selling, customer support and administration activities to support the Company's growth also contributed to this increase.

       Depreciation and amortization expenses increased from $1.8 million for the year ended December 31, 1995 to $8.5 million for the year ended December 31, 1996, an increase of $6.7 million or 362%. This increase consisted of $2.1 million related to the acquisitions of Ruffalo, Cody and McLeodUSA Publishing; amortization expense of $2 million related to the excess of estimated aggregate fair market value of certain options over the aggregate exercise price of such options granted to certain officers, other employees, and directors; and $2.6 million due primarily to the growth of the Company's network in 1996.

       Other operating expense in 1996 represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with directories in progress at the time the Company acquired McLeodUSA Publishing.

       The Company had net interest income of $5.4 million for the year ended December 31, 1996 compared to net interest expense of $771,000 for the year ended December 31, 1995 as a result of earnings on investments made with a portion of the proceeds of the Company's public offerings of Class A Common Stock during 1996 and decreased interest expense on reduced borrowings as a result of the Company's payment of all amounts outstanding under a bank credit facility maintained by the Company from May 1994 until June 1996 (the "Credit Facility") with a portion of the net proceeds from the Company's initial public offering of Class A Common Stock. The Company also had other non-operating income of $495,000 for the year ended December 31, 1996.

       Net loss increased from $11.3 million for the year ended December 31, 1995 to $22.3 million for the year ended December 31, 1996, an increase of $11 million. This increase resulted primarily from the expansion of the local and long distance businesses, amortization and other operating expenses related to the acquisitions of Ruffalo, Cody and McLeodUSA Publishing and amortization expense related to stock options granted to certain officers, other employees and directors. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

       Operating loss before depreciation, amortization and other nonrecurring operating expenses ("EBITDA") decreased from a negative $8.7 million for the year ended December 31, 1995 to a negative $17.3 million for the year ended December 31, 1996, a decrease of $8.6 million. The change reflected the increase in the operating loss incurred in 1996 due primarily to the expansion of the Company's local, long distance and other telecommunications services and the factors described above.

  Year Ended 1995 Compared with Year Ended 1994

       Revenue increased from $8 million in 1994 to $29 million in 1995, representing an increase of $21 million or 262%. Revenue from the increase in the sale of local and long distance telecommunications services accounted for $16.9 million of this increase. Total local and long distance customers served increased 69% from 5,137 at December 31, 1994 to 8,700 at December 31, 1995. Local lines under the Company's management increased 109% from 17,112 at December 31, 1994 to 35,795 at December 31, 1995. Average lines per customer increased from 3.33 at December 31, 1994 to 4.31 at December 31, 1995. Average monthly revenue per line increased from $58.30 for the month ended December 31, 1994 to $62.68 for the month ended December 31, 1995.

       Revenue from telecommunications network maintenance services was $4.9 million in 1995. The Company acquired MWR, a competitive access provider that offers most of the Company's special access and private line services, in April 1995 in an acquisition accounted for as a purchase. MWR represented $1.6 million of the Company's revenue in 1995.

       Cost of service increased from $6.2 million in 1994 to $19.7 million in 1995, an increase of $13.5 million or 217%. This increase in cost of service resulted primarily from costs for providing local and long distance services. Cost of service as a percentage of revenue decreased from 78% in 1994 to 68% in 1995, principally as a result of certain economies of scale.

       SG&A increased from $12.4 million in 1994 to $18.1 million in 1995, an increase of $5.7 million or 46%. This increase was due to increased compensation resulting from selling and customer support activities of $2.8 million, additional administrative personnel expense of $1.6 million and associated costs of $1.3 million required to handle the growth experienced primarily in local and long distance revenues.

       Depreciation and amortization expenses increased from $772,000 in 1994 to $1.8 million in 1995, an increase of $1 million or 138%. This increase consisted of depreciation of $362,000 related to the additional fiber optic network purchased and built during 1995; $304,000 of depreciation related to capital costs associated with the growth of the Company; $266,000 resulting from the amortization of one-time installation costs primarily associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service; and amortization of goodwill of $117,000 related to the Company's acquisition of MWR in 1995.

       Net interest expense increased from $73,000 in 1994 to $771,000 in 1995. This net increase resulted from an increase in interest expense of $692,000 due to the need for additional secured debt in 1995 to fund the Company's growth and operating losses and a decrease in interest income of $6,000 resulting from reduced investment of funds due to the use of funds needed to satisfy working capital needs.

       The Company's net loss decreased from $11.4 million in 1994 to $11.3 million in 1995, a decrease of $87,000. This decrease resulted from the ability of the Company to generate additional service income while reducing customer acquisition and support costs as a percentage of service income.

       EBITDA improved from a negative $10.6 million in 1994 to a negative $8.7 million in 1995, an improvement of $1.9 million. The improvement reflected the decrease in the net loss and the increase in depreciation and amortization in 1995 resulting from the capital expenditures necessary to support the Company's revenue growth.

  Year Ended 1994 Compared with Year Ended 1993

       Telecommunications revenue increased from $1.6 million in 1993 to $8 million in 1994, representing an increase of $6.4 million or 417%. This increase reflected an increase in revenue from the Iowa Communications Network Maintenance Contract of $1.9 million as well as the Company's commencement of local and long distance service. The increased revenue from the Iowa Communications Network Maintenance Contract resulted from the ability to charge full maintenance costs in 1994 versus reduced charges in 1993 because of a warranty period on the network.

       Cost of service increased from $1.5 million in 1993 to $6.2 million in 1994, an increase of $4.7 million or 307%. This increase in cost of service resulted primarily from costs for providing local and long distance services.

       SG&A increased from $2.4 million in 1993 to $12.4 million in 1994, an increase of $10 million or 418%. This increase was due to increased compensation resulting from selling and customer support activities of $5.5 million, additional administrative personnel of $1.8 million and associated costs of $2.7 million resulting from the start-up of local and long distance services.

       Depreciation and amortization expenses increased from $235,000 in 1993 to $772,000 in 1994, an increase of $537,000 or 228%. This increase was primarily due to depreciation on the increased capital expenditures required to enter the local and long distance businesses and the amortization of one time installation costs associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service.

       Interest income in 1993 was $163,000 compared to net interest expense of $73,000 in 1994. The decrease resulted from an increase in interest expense of $218,000 due to the need for additional secured debt in 1994 to fund the Company's growth and operating losses and a decrease in interest income of $18,000 resulting from reduced investment of funds due to the use of funds needed to satisfy the Company's working capital needs.

       The Company's net loss increased from $2.4 million in 1993 to $11.4 million in 1994, an increase of $9 million. This increase was primarily due to the Company's entry into the local and long distance businesses.

       EBITDA decreased from a negative $2.4 million in 1993 to a negative $10.6 million in 1994, a decrease of $8.2 million. The decrease reflected the increased losses incurred in 1994 related to the Company's entry into the local and long distance businesses.

  Liquidity and Capital Resources

       Since the inception of the Company in June 1991, the Company's total assets have grown to $453 million (approximately $753 million as adjusted to reflect the application of the net proceeds from the Company's March 1997 private offering of the Notes) at December 31, 1996. At December 31, 1996, $92.1 million of the total assets consisted of property and equipment, net of depreciation. The growth of the Company has been funded through private sales of equity securities yielding proceeds of $41 million, drawings under the Credit Facility, net proceeds of approximately $396.2 million from public offerings of Class A Common Stock, and net proceeds of approximately $289.5 million from the Company's March

  1997 private offering of the Notes. At December 31, 1996, the Company's current assets of $224.4 million exceeded its current liabilities of $38.4 million, providing working capital of $186 million, which represents an improvement of $187.2 million compared to December 31, 1995 primarily attributable to the Company's completion of its public offerings of Class A Common Stock in 1996. At December 31, 1995, the Company's current liabilities of $9.7 million exceeded current assets of $8.5 million, resulting in a working capital deficit of $1.2 million. This working capital deficit resulted from the growth experienced by the Company, the increase in working capital components and the substantial investment in property and equipment.

       The net cash used in operating activities totaled $11.8 million for the year ended December 31, 1996 and $9.5 million for the year ended December 31, 1995. During the year ended December 31, 1996, cash for operating activities was used primarily to fund the Company's net loss of $22.3 million for such period. The Company also required cash to fund the growth in trade receivables of $9.3 million offset by a decrease in other current assets of $675,000. The increase in accounts receivable was a result of the growth in local and long distance telecommunications services and special access and private line services. This use of cash was partially offset by an increase in accounts payable and accrued expenses of $3.2 million due to the costs associated with the increase in telecommunications revenue, an increase in deferred revenue of $9.5 million resulting primarily from amounts received in advance in connection with the completion of construction of network segments under long-term leases of fiber optic telecommunication networks and an increase in depreciation and amortization expense. During the year ended December 31, 1995, cash for operating activities was used primarily to fund the Company's net loss of $11.3 million for such period. The Company also required cash to fund the growth in trade receivables of $3.6 million and deferred line installation costs of $800,000 as a result of the growth in local and long distance telecommunications services and entry into special access and private line services. The use of cash during the year ended December 31, 1995 was partially offset by an increase in accounts payable and accrued expenses of $4.1 million due to the costs associated with the increase in telecommunications revenue and an increase in depreciation and amortization expense.

       The Company's investing activities used cash of $283.1 million during the year ended December 31, 1996 and $5.5 million during the year ended December 31, 1995. The significant use of cash for investing activities for the year ended December 31, 1996 consisted of the purchase of available-for-sale securities with certain of the net proceeds from the Company's public offerings of Class A Common Stock, the purchase of Ruffalo, Cody and McLeodUSA Publishing, and the Company's continued development and expansion of its fiber optic telecommunications network.

       During 1994, the Company started building its telemanagement business by offering local and long distance services to business customers through the purchase of Centrex services from two Regional Bell Operating Companies and interexchange carrier services for termination of long distance calls. The equipment required for the growth of the telemanagement business, the Company's development and construction of its fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment, fiber optic cable and other property and equipment totaling $70.3 million and $5.3 million during the years ended December 31, 1996 and 1995, respectively.

       Cash received from net financing activities was $391.4 million during the year ended December 31, 1996, primarily as a result of the Company's public offerings of Class A Common Stock in June and November 1996. The Company paid off and canceled the Credit Facility in June 1996 with a portion of the net proceeds from its initial public offering of Class A Common Stock. Cash received from financing activities during 1995 was $15 million and was primarily obtained through the issuance of Class A Common Stock for an aggregate purchase price of $14 million in a private placement transaction. In addition, in April 1995 the Company issued Class B Common Stock valued at $8.3 million to acquire MWR.

       On March 4, 1997, the Company received net proceeds of approximately $289.5 million from a private offering of the Notes. The Notes will accrete to an aggregate principal amount of $500 million by March 1, 2002. Interest will not accrue on the Notes prior to March 1, 2002. Thereafter, interest will accrue at a rate of 10 1/2% per annum and will be payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2002. The Notes will be redeemable, at the option of the Company, in whole or in part, at any time on or after March 1, 2002, at 105.25% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 1, 2005. In the event of certain equity investments in the Company by certain strategic investors on or before March 1, 2000, the Company may, at its option, use all or a portion of the net proceeds therefrom to redeem up to a maximum of 331/3% of the original principal amount of the Notes at a redemption price of 110.5% of the accreted value thereof. In addition, in the event of a change of control of the Company, each holder of Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a repurchase price equal to 101% of the accreted value thereof prior to March 1, 2002, or 101% of the principal amount thereof plus accrued and unpaid interest, if any, on or after March 1, 2002.

       The Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all other existing and future senior unsecured obligations of the Company and rank senior to all other existing and future subordinated debt of the Company. The Notes are effectively subordinated to all existing and future secured indebtedness of the Company and its subsidiaries to the extent of the value of the assets securing such indebtedness. The Notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of the Company's subsidiaries.

       The Indenture imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

       On July 15, 1996, the Company acquired Ruffalo, Cody in a cash and stock transaction valued at up to a maximum of approximately $19.9 million, based on the average closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction. On July 15, 1996, the Company paid approximately $4.8 million in cash and issued 361,420 shares of Class A Common Stock to the shareholders of Ruffalo, Cody, and granted options to purchase 158,009 shares of Class A Common Stock to the holders of options to purchase shares of Ruffalo, Cody common stock. An additional $50,782 in cash and 113,387 shares of Class A Common Stock were placed into escrow to be delivered to certain of the shareholders of Ruffalo, Cody over a period of 18 months, contingent upon the fulfillment of certain conditions relating to Ruffalo, Cody's ongoing revenues from a material agreement with a major long distance carrier to provide telemarketing services. The major long distance carrier terminated this agreement, effective December 31, 1996. A total of $50,782 and 37,107 shares of Class A Common Stock were distributed pursuant to the escrow agreement in January 1997 and the Company expects one additional distribution of 19,070 shares of Class A Common Stock to occur in April 1997. See "Business--Recent Transactions." The Company recorded the Ruffalo, Cody acquisition as a purchase for accounting purposes.

       On September 20, 1996, the Company acquired McLeodUSA Publishing for approximately $74.1 million in cash and an additional amount estimated as of the date hereof to be approximately $1.6 million to be paid to certain employees of McLeodUSA Publishing as part of an incentive plan. At the time of the acquisition, McLeodUSA Publishing had outstanding debt of approximately $6.6 million. The Company recorded the McLeodUSA Publishing acquisition as a purchase for accounting purposes.

       On January 30, 1997, the Company acquired Digital Communications in a stock transaction valued at approximately $2.3 million, based on the average closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction. On January 30, 1997, the Company issued 84,430 shares of Class A Common Stock to the shareholders of Digital Communications. The Company recorded the Digital Communications acquisition as a purchase for accounting purposes.

       The Company used a portion of the net proceeds from the Company's initial public offering of Class A Common Stock to fund the McLeodUSA Publishing acquisition and the cash portion of the Ruffalo, Cody acquisition.

       At December 31, 1996, the Company had no actual contractual capital commitments for costs associated with the construction of fiber optic networks.

       On January 15, 1997, the FCC notified the Company that it was the successful bidder for 26 "D" and "E" block frequency PCS licenses in 24 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The Company bid an aggregate of approximately $32.8 million for these PCS licenses, which the Company will be required to pay to the FCC following grant of the licenses, anticipated to occur during the second or third quarter of 1997. The Company will be required to make significant additional expenditures to develop, construct and operate a PCS system.

       As of December 31, 1996, the Company estimates that its aggregate capital requirements for 1997, 1998 and 1999 will be approximately $456 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network, (ii) market expansion activities, (iii) acquiring 26 PCS licenses for which the Company was the successful bidder in the FCC's recent "D" and "E" block frequency PCS license auction, (iv) developing, constructing and operating a PCS system, and (v) constructing its new corporate headquarters and associated buildings. These capital requirements are expected to be funded, in large part, out of the net proceeds from the Company's March 1997 private offering of the Notes (approximately $289.5 million), the net proceeds remaining from the Company's public offerings of Class A Common Stock in June and November 1996 (approximately $224 million as of December 31, 1996), and lease payments to the Company for portions of the Company's networks.

       The Company may require additional capital in the future for business activities related to those specified above and also for acquisitions, joint ventures and strategic alliances, as well as to fund operating deficits and net losses. These activities could require significant additional capital not included in the foregoing estimated aggregate capital requirements of $456 million.

       The Company's estimate of its future capital requirements is a "forward-looking statement" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual capital requirements may differ materially as a result of regulatory, technological and competitive developments (including new opportunities) in the Company's industry.

       The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, and additional debt and equity issuances. The Company plans to obtain one or more lines of credit, although, as of the date hereof, no such lines of credit have yet been negotiated. There can be no assurance, however, that the Company will be successful in producing sufficient cash flows or raising sufficient debt or equity capital to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company. See "Business--Risk Factors--Significant Capital Requirements."

  Inflation

       The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

  Item 8.  Financial Statements and Supplementary Data.

       The Consolidated Financial Statements of the Company, including the Company's Consolidated Balance Sheets as of December 31, 1996 and 1995, Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994, Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994, Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994, and Notes to Consolidated Financial Statements, together with a report thereon of McGladrey & Pullen, LLP, dated January 31, 1997 (except for the first paragraph of Note 13, as to which the date is March 4, 1997), are attached hereto as pages F-1 through F-20.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       On March 27, 1997, the Company engaged the accounting firm of Arthur Andersen LLP as the Company's principal independent accountants, to replace McGladrey & Pullen, LLP, the Company's former independent accountants, effective with such engagement. The decision to change independent accountants was made following a review of competitive proposals submitted by Arthur Andersen LLP and two other major public accounting firms, and was recommended by the Audit Committee of the Board of Directors and approved by the Board. McGladrey & Pullen, LLP did not resign and did not decline to stand for re-election.

       During the two most recent fiscal years ended December 31, 1996 and 1995, and the interim period subsequent to December 31, 1996, there have been no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused McGladrey & Pullen, LLP to make reference in their report to such disagreements if not resolved to their satisfaction.

       McGladrey & Pullen, LLP's reports on the financial statements of the Company for the fiscal years ended December 31, 1996 and 1995 have contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

       The Company has provided McGladrey & Pullen, LLP with a copy of this disclosure and requested that McGladrey & Pullen, LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the above statements. (A copy of the McGladrey & Pullen, LLP letter addressed to the Commission is filed as Exhibit 16.1 to this Form 10-K).

                                   PART III

  Item 10.  Directors and Executive Officers of the Registrant.

       Reference is made to the information set forth under the captions "Election of Directors--Information as to Nominees and Other Directors" and "Executive Compensation and Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997 (the "Proxy Statement"), to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. See "Business--Executive Officers of the Company."

  Item 11.  Executive Compensation.

       Reference is made to the information set forth under the captions "Election of Directors--Directors' Compensation" and "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       Reference is made to the information set forth under the caption "Stock Owned by Management" and "Principal Holders of Voting Securities" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

  Item 13.  Certain Relationships and Related Transactions.

       Reference is made to the information set forth under the caption "Executive Compensation and Other Information--Certain Transactions" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

                                    PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)(1) The following Consolidated Financial Statements of the Company and independent auditor's report are included in Item 8 of this Form 10-K.

            Independent Auditor's Report.

            Consolidated Balance Sheets as of December 31, 1996 and 1995.

            Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

            Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

            Notes to Consolidated Financial Statements.

       (a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2.

            Independent Auditor's Report on the Financial Statement Schedules.

            Schedule II -- Valuation and Qualifying Accounts.

       All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

       (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

         Exhibit
          Number                   Exhibit Description
          ------                   -------------------

            2.1 Agreement and Plan of Reorganization dated April 28, 1995 among Midwest Capital Group Inc., MWR Telecom, Inc. and McLeod, Inc. (Filed as Exhibit 2.1 to Registration Statement on Form S-1, File No. 333-3112 ("Initial Form S-1"), and incorporated herein by reference).

            2.2 Agreement and Plan of Reorganization dated as of July 12, 1996 among Ruffalo, Cody & Associates, Inc., certain shareholders of Ruffalo, Cody & Associates, Inc. and McLeod, Inc. (Filed as Exhibit 2 to Current Report on Form 8-K, File No. 0-20763, filed with the Commission on July 29, 1996 and incorporated herein by reference).

           Exhibit
           Number                          Exhibit Description
           ------                          -------------------
            2.3        Agreement and Plan of Reorganization dated as of August
                       15, 1996 among Telecom USA Publishing Group, Inc. and
                       McLeod, Inc. (Filed as Exhibit 2 to Current Report on
                       Form 8-K, File No. 0-20763, filed with the Commission on
                       August 26, 1996 and incorporated herein by reference).

            2.4        Agreement and Plan of Reorganization dated as of January
                       27, 1997 among McLeod, Inc., Digital Communications of
                       Iowa, Inc., Clark E. McLeod and Mary E. McLeod. (Filed as
                       Exhibit 2 to Current Report on Form 8-K, File No. 0-
                       20763, filed with the Commission on February 24, 1997 and incorporated herein by reference).

            3.1        Amended and Restated Certificate of Incorporation of
                       McLeod, Inc. (Filed as Exhibit 3.1 to Initial Form S-1 and incorporated herein by reference).

            3.2        Amended and Restated Bylaws of McLeod, Inc. (Filed as
                       Exhibit 3.2 to Registration Statement on Form S-1, File
                       No. 333-13885 ("November Form S-1"), and incorporated herein by reference).

            4.1        Form of Class A Common Stock Certificate of McLeod, Inc.
                       (Filed as Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).

            4.2        Indenture dated March 4, 1997 between McLeod, Inc. and
                       United States Trust Company of New York, as Trustee, relating to the 10 1/2% Senior Discount Notes Due 2007 of
                       McLeod, Inc.

            4.3        Initial Global 10 1/2% Senior Discount Note Due March 1,
                       2007 of McLeod, Inc., dated March 4, 1997.

            4.4        Form of Certificated 10 1/2% Senior Discount Note Due
                       March 1, 2007 of McLeod, Inc.

            4.5        Registration Agreement dated March 4, 1997 among McLeod,
                       Inc., Salomon Brothers Inc and Morgan Stanley & Co.
                       Incorporated.

            4.6        Investor Agreement dated as of April 1, 1996 among
                       McLeod, Inc., IES Investments Inc., Midwest Capital Group
                       Inc., MWR Investments Inc., Clark and Mary McLeod, and certain other stockholders. (Filed as Exhibit 4.8 to Initial Form S-1 and incorporated herein by reference).

            4.7        Amendment No. 1 to Investor Agreement dated as of October
                       23, 1996 by and among McLeod, Inc., IES Investments Inc.,
                       Midwest Capital Group Inc., MWR Investments Inc., Clark
                       E. McLeod and Mary E. McLeod. (Filed as Exhibit 4.3 to
                       November Form S-1 and incorporated herein by reference).

           10.1        Credit Agreement dated as of May 16, 1994 among McLeod,
                       Inc., McLeod Network Services, Inc., McLeod
                       Telemanagement, Inc., McLeod Telecommunications, Inc. and
                       The First National Bank of Chicago. (Filed as Exhibit
                       10.1 to Initial Form S-1 and incorporated herein by reference).

           10.2        First Amendment to Credit Agreement dated as of June 17,
                       1994 among McLeod, Inc., McLeod Network Services, Inc.,
                       McLeod Telemanagement, Inc., McLeod Telecommunications,
                       Inc. and The First National Bank of Chicago. (Filed as
                       Exhibit 10.2 to Initial Form S-1 and incorporated herein by reference).

           10.3        Second Amendment to Credit Agreement dated as of December
                       1, 1994 among McLeod, Inc., McLeod Network Services,
                       Inc., McLeod Telemanagement, Inc., McLeod
                       Telecommunications, Inc. and The First National Bank of
                       Chicago. (Filed as Exhibit 10.3 to Initial Form S-1 and incorporated herein by reference).

          Exhibit
          Number                        Exhibit Description
          ------                        -------------------
           10.4        Third Amendment to Credit Agreement dated as of May 31,
                       1995 among McLeod, Inc., McLeod Network Services, Inc.,
                       McLeod Telemanagement, Inc., McLeod Telecommunications,
                       Inc., MWR Telecom, Inc. and The First National Bank of
                       Chicago. (Filed as Exhibit 10.4 to Initial Form S-1 and
                       incorporated herein by reference).

           10.5        Fourth Amendment to Credit Agreement dated as of July 28,
                       1995 among McLeod, Inc., McLeod Network Services, Inc.,
                       McLeod Telemanagement, Inc., McLeod Telecommunications,
                       Inc., MWR Telecom, Inc. and The First National Bank of
                       Chicago. (Filed as Exhibit 10.5 to Initial Form S-1 and incorporated herein by reference).

           10.6        Fifth Amendment to Credit Agreement dated as of October
                       18, 1995 among McLeod, Inc., McLeod Network Services,
                       Inc., McLeod Telemanagement, Inc., McLeod
                       Telecommunications, Inc., MWR Telecom, Inc. and The First
                       National Bank of Chicago. (Filed as Exhibit 10.6 to
                       Initial Form S-1 and incorporated herein by reference).

           10.7        Sixth Amendment to Credit Agreement dated as of March 29,
                       1996 among McLeod, Inc., McLeod Network Services, Inc.,
                       McLeod Telecommunications, Inc., MWR Telecom, Inc. and
                       The First National Bank of Chicago. (Filed as Exhibit
                       10.7 to Initial Form S-1 and incorporated herein by reference).

           10.8        Security Agreement dated as of May 16, 1994 among McLeod,
                       Inc., McLeod Network Services, Inc., McLeod
                       Telemanagement, Inc., McLeod Telecommunications, Inc. and
                       The First National Bank of Chicago. (Filed as Exhibit
                       10.8 to Initial Form S-1 and incorporated herein by reference).

           10.9        First Amendment to Security Agreement dated as of
                       December 1, 1994 among McLeod, Inc., McLeod Network
                       Services, Inc., McLeod Telemanagement, Inc., McLeod
                       Telecommunications, Inc. and The First National Bank of
                       Chicago. (Filed as Exhibit 10.9 to Initial Form S-1 and incorporated herein by reference).

          10.10        Support Agreement dated as of December 1, 1994 among IES
                       Diversified Inc., McLeod, Inc., McLeod Network Services,
                       Inc., McLeod Telemanagement, Inc., McLeod
                       Telecommunications, Inc. and The First National Bank of
                       Chicago. (Filed as Exhibit 10.10 to Initial Form S-1 and incorporated herein by reference).

          10.11 Agreement Regarding Support Agreement dated December 1994 between McLeod, Inc. and IES Diversified Inc. (Filed as
                       Exhibit 10.11 to Initial Form S-1 and incorporated herein by reference).

          10.12        Agreement Regarding Guarantee dated May 16, 1994 between
                       McLeod, Inc. and IES Diversified Inc. (Filed as Exhibit
                       10.12 to Initial Form S-1 and incorporated herein by reference).

          10.13 Joinder to and Assumption of Credit Agreement dated as of April 28, 1995 between McLeod Merging Co. and The First
                       National Bank of Chicago. (Filed as Exhibit 10.13 to
                       Initial Form S-1 and incorporated herein by reference).

          10.14 Joinder to and Assumption of Security Agreement dated as of April 28, 1995 between McLeod Merging Co. and The
                       First National Bank of Chicago. (Filed as Exhibit 10.14 to Initial Form S-1 and incorporated herein by reference).

          10.15        Letter from The First National Bank of Chicago to James
                       L. Cram dated April 28, 1995 regarding extension of the termination date under the Credit Agreement. (Filed as Exhibit 10.15 to Initial Form S-1 and incorporated herein by reference).

Exhibit
Number                            Exhibit Description
------                            -------------------
10.16 Credit Agreement dated as of March 29, 1996 among McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc. MWR Telecom, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.16 to Initial Form S-1 and incorporated herein by reference).

10.17 Agreement for Construction Related Services dated as of October 17, 1995 between City Signal Fiber Services, Inc. and McLeod Network Services, Inc. (Filed as Exhibit 10.17 to Initial Form S-1 and incorporated herein by reference).

10.18 Construction Services Agreement dated March 27, 1996 between City Signal Fiber Services, Inc. and McLeod Network Services, Inc. (Filed as Exhibit 10.18 to Initial Form S-1 and incorporated herein by reference).

10.19 Fiber Optic Use Agreement dated as of February 14, 1996 between McLeod Network Services, Inc. and Galaxy Telecom, L.P. (Filed as Exhibit
          10.19 to Initial Form S-1 and incorporated herein by reference).

10.20 Agreement dated as of July 11, 1994 between McLeod Network Services, Inc. and KLK Construction. (Filed as Exhibit 10.20 to Initial Form S-1 and incorporated herein by reference).

10.21 Lease Agreement dated September 5, 1995 between State of Iowa and MWR Telecom, Inc. (Filed as Exhibit 10.21 to Initial Form S-1 and incorporated herein by reference).

10.22 Lease Agreement dated September 5, 1995 between State of Iowa and McLeod Network Services, Inc. (Filed as Exhibit 10.22 to Initial Form S-1 and incorporated herein by reference).

10.23 Contract dated September 5, 1995 between Iowa Telecommunications and Technology Commission and MWR Telecom, Inc. (Filed as Exhibit 10.23 to Initial Form S-1 and incorporated herein by reference).

10.24 Contract dated June 27, 1995 between Iowa National Guard and McLeod Network Services, Inc. (Filed as Exhibit 10.24 to Initial Form S-1 and incorporated herein by reference).

10.25 Addendum Number One to Contract dated September 5, 1995 between Iowa National Guard and McLeod Network Services, Inc. (Filed as Exhibit
          10.25 to Initial Form S-1 and incorporated herein by reference).

10.26 U S WEST Centrex Plus Service Rate Stability Plan dated October 15, 1993 between McLeod Telemanagement, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.26 to Initial Form S-1 and incorporated herein by reference).

10.27 U S WEST Centrex Plus Service Rate Stability Plan dated July 17, 1993 between McLeod Telemanagement, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.27 to Initial Form S-1 and incorporated herein by reference).

10.28 Ameritech Centrex Service Confirmation of Service Orders dated various dates in 1994, 1995 and 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as Exhibit 10.28 to Initial Form S-1 and incorporated herein by reference).

Exhibit
Number                            Exhibit Description
------                            -------------------
10.29 Lease Agreement dated as of December 28, 1993 between 2060 Partnership and McLeod Telemanagement, Inc., as amended by Amendments First to Ninth dated as of July 3, 1994, March 25,1994, June 22, 1994, August 12, 1994, September 12, 1994, September 20, 1994, November 16, 1994,
          September 20, 1995 and January 6, 1996, respectively. (Filed as
          Exhibit 10.29 to Initial Form S-1 and incorporated herein by reference).

10.30 Lease Agreement dated as of May 24, 1995 between 2060 Partnership and McLeod Telemanagement, Inc. (Filed as Exhibit 10.30 to Initial
          Form S-1 and incorporated herein by reference).

10.31 Lease Agreement dated October 31, 1995 between I.R.F.B. Joint Venture and McLeod Telemanagement, Inc. (Filed as Exhibit 10.31 to Initial Form S-1 and incorporated herein by reference).

10.32 First Amendment to Lease Agreement dated as of November 20, 1995 between I.R.F.B. Joint Venture and McLeod Telemanagement, Inc. (Filed as Exhibit 10.32 to Initial Form S-1 and incorporated herein by reference).

10.33 Uniform Purchase Agreement dated July 22, 1993 between McLeod, Inc. and Hill's Maple Crest Farms Partnership. (Filed as Exhibit 10.33 to Initial Form S-1 and incorporated herein by reference).

10.34 Master Right-of-Way Agreement dated July 27, 1994 between McLeod Network Services, Inc. and IES Industries Inc. (Filed as Exhibit 10.34 to Initial Form S-1 and incorporated herein by reference).

10.35 Master Right-of-Way and Tower Use Agreement dated February 13, 1996 between IES Industries Inc. and McLeod, Inc. (Filed as Exhibit 10.35 to Initial Form S-1 and incorporated herein by reference).

10.36 Master Pole, Duct and Tower Use Agreement dated February 20, 1996 between MidAmerican Energy Company and McLeod, Inc. (Iowa and South Dakota). (Filed as Exhibit 10.36 to Initial Form S-1 and incorporated herein by reference).

10.37 Master Pole, Duct and Tower Use Agreement dated February 20, 1996 between MidAmerican Energy Company and McLeod, Inc. (Illinois). (Filed as Exhibit 10.37 to Initial Form S-1 and incorporated herein by reference).

10.38 Settlement Agreement dated March 18, 1996 between U S WEST Communications, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit
          10.38 to Initial Form S-1 and incorporated herein by reference).

10.39 Agreement dated August 4, 1995 between Vadacom, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.39 to Initial Form S-1 and incorporated herein by reference).

10.40 McLeod Telecommunications, Inc. 1992 Incentive Stock Option Plan. (Filed as Exhibit 10.40 to Initial Form S-1 and incorporated herein by reference).

10.41 McLeod, Inc. 1993 Incentive Stock Option Plan. (Filed as Exhibit 10.41 to Initial Form S-1 and incorporated herein by reference).

10.42 McLeod, Inc. 1995 Incentive Stock Option Plan. (Filed as Exhibit 10.42 to Initial Form S-1 and incorporated herein by reference).

10.43     McLeod Telecommunications, Inc. Director Stock Option Plan. (Filed as
          Exhibit 10.43 to Initial Form S-1 and incorporated herein by reference).

 Exhibit
 Number                            Exhibit Description
 ------                            -------------------
 10.44 Promissory Note dated July 18, 1995 between Kirk E. Kaalberg and McLeod, Inc. (Filed as Exhibit 10.44 to Initial Form S-1 and incorporated herein by reference).

 10.45 Promissory Note dated March 29, 1996 between Stephen K. Brandenburg and McLeod, Inc. (Filed as Exhibit 10.45 to Initial Form S-1 and incorporated herein by reference).

 10.46 Agreement dated April 28, 1995 among McLeod, Inc., McLeod Telecommunications, Inc., McLeod Telemanagement, Inc., McLeod Network Services, Inc. and Clark E. McLeod. (Filed as Exhibit 10.46 to Initial Form S-1 and incorporated herein by reference).

+10.47 Telecommunications Services Agreement dated March 14, 1994 between WiITeI, Inc. and McLeod Telemanagement, Inc., as amended. (Filed as
          Exhibit 10.47 to Initial Form S-1 and incorporated herein by reference).

 10.48 Amendment to Contract Addendum A to Contract No. 2102 dated March 31, 1993 between the Iowa Department of General Services and McLeod Telecommunications, Inc. (Filed as Exhibit 10.48 to Initial Form S-1 and incorporated herein by reference).

 10.49 Construction Services Agreement dated June 30, 1995 between MFS Network Technologies, Inc. and MWR Telecom, Inc. (Filed as Exhibit
          10.49 to Initial Form S-1 and incorporated herein by reference).

 10.50 First Amendment to Agreement Regarding Support Agreement dated May 14, 1996 among McLeod, Inc., IES Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.50 to Initial Form S-1 and incorporated herein by reference).

 10.51 First Amendment to Agreement Regarding Guarantee dated May 14, 1996 among McLeod, Inc., IES Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.51 to Initial Form S-1 and incorporated herein by reference).

 10.52 Amended and Restated Directors Stock Option Plan of McLeod, Inc. (Filed as Exhibit 10.52 to Initial Form S-1 and incorporated herein by reference).

 10.53 Forms of Employment, Confidentiality and Non-Competition Agreement between McLeod, Inc. and certain employees of McLeod, Inc. (Filed as Exhibit 10.53 to Initial Form S-1 and incorporated herein by reference).

 10.54 Form of Change-of-Control Agreement between McLeod, Inc. and certain employees of McLeod, Inc. (Filed as Exhibit 10.54 to Initial Form S-1 and incorporated herein by reference).

 10.55    McLeod, Inc. 1996 Employee Stock Option Plan, as amended. (Filed as
          Exhibit 10.55 to November Form S-1 and incorporated herein by reference).

 10.56    McLeod, Inc. Employee Stock Purchase Plan, as amended.

 10.57 Form of Indemnity Agreement between McLeod, Inc. and certain officers and directors of McLeod, Inc. (Filed as Exhibit 10.57 to Initial Form S-1 and incorporated herein by reference).

 10.58 License Agreement dated April 24, 1996 between PageMart, Inc. and MWR Telecom, Inc. (Filed as Exhibit 10.58 to Initial Form S-1 and incorporated herein by reference).

 10.59 Assignment of Purchase Agreement dated August 15, 1996 between Ryan Properties, Inc. and McLeod, Inc. (Filed as Exhibit 10.59 to November Form S-1 and incorporated herein by reference).

Exhibit
Number                            Exhibit Description
------                            -------------------
10.60 Assignment of Purchase Agreement dated August 14, 1996 between Ryan Properties, Inc. and McLeod, Inc. (Filed as Exhibit 10.60 to November Form S-1 and incorporated herein by reference).

10.61 Asset Purchase Agreement dated September 4, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as
          Exhibit 10.61 to November Form S-1 and incorporated herein by reference).

10.62 First Amendment to Asset Purchase Agreement dated September 30, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.62 to November Form S-1 and incorporated herein by reference).

10.63 McLeod, Inc. Incentive Plan. (Filed as Exhibit 10.63 to November Form S-1 and incorporated herein by reference).

10.64 Amended and Restated Credit Agreement dated as of May 5, 1996 among Telecom*USA Publishing Group, Inc., Telecom*USA Publishing Company and Telecom*USA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.64 to November Form S-1 and incorporated herein by reference).

10.65 First Amendment to Amended and Restated Credit Agreement dated as of January 31, 1996 by and between Telecom*USA Publishing Group, Inc., Telecom*USA Publishing Company and Telecom*USA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.65 to November Form S-1 and incorporated herein by reference).

10.66 Lease Agreement dated as of September 26, 1994 between Ryan Properties, Inc. and Ruffalo, Cody & Associates, Inc. (Filed as
          Exhibit 10.66 to November Form S-1 and incorporated herein by reference).

10.67 First Lease Amendment dated as of April 12, 1995 between Ryan Properties, Inc. and Ruffalo, Cody & Associates, Inc. (Filed as
          Exhibit 10.67 to November Form S-1 and incorporated herein by reference).

10.68 Lease Agreement dated as of July 18, 1995 between 2060 Partnership, L.P. and Telecom*USA Publishing Company. (Filed as Exhibit 10.68 to November Form S-1 and incorporated herein by reference).

10.69 Lease Agreement dated April 26, 1995 by and between A.M. Henderson and Telecom*USA Publishing Company. (Filed as Exhibit 10.69 to November Form S-1 and incorporated herein by reference).

10.70 License Agreement dated as of April 19, 1994, between Ameritech Information Industry Services and Telecom*USA Publishing Company. (Filed as Exhibit 10.70 to November Form S-1 and incorporated herein by reference).

10.71 License Agreement dated September 13, 1993 between U S WEST Communications, Inc. and Telecom*USA Publishing Company. (Filed as
          Exhibit 10.71 to November Form S-1 and incorporated herein by reference).

10.72 Form of McLeod, Inc. Directors Stock Option Plan Option Agreement. (Filed as Exhibit 10.72 to November Form S-1 and incorporated herein by reference).

10.73 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Incentive Stock Option Agreement. (Filed as Exhibit 10.73 to November Form S-1 and incorporated herein by reference).

Exhibit
Number                            Exhibit Description
------                            -------------------
10.74 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Non-Incentive Stock Option Agreement. (Filed as Exhibit 10.74 to November Form S-1 and incorporated herein by reference).

10.75 Option Agreement dated April 27, 1995 between Fronteer Directory Company, Inc. and Telecom*USA Publishing Company. (Filed as Exhibit
          10.75 to November Form S-1 and incorporated herein by reference).

10.76 Promissory Note dated May 5, 1995 between Telecom*USA Publishing Company and Fronteer Directory Company, Inc. (Filed as Exhibit 10.76 to November Form S-1 and incorporated herein by reference).

10.77 Security Agreement dated May 5, 1995 between Telecom*USA Publishing Company and Fronteer Directory Company, Inc. (Filed as Exhibit 10.77 to November Form S-1 and incorporated herein by reference).

10.78 Design/Build Construction Contract dated September 17, 1996 between Ryan Construction Company of Minnesota, Inc. and McLeod, Inc. (Filed as Exhibit 10.78 to November Form S-1 and incorporated herein by reference).

10.79 Guaranty Agreement dated as of October 17, 1996 by McLeod, Inc. in favor of Kirkwood Community College. (Filed as Exhibit 10.79 to November Form S-1 and incorporated herein by reference).

10.80 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Telemanagement, Inc. (Filed as Exhibit 10.80 to November Form S-1 and incorporated herein by reference).

10.81 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Telecommunications, Inc. (Filed as Exhibit 10.81 to November Form S-1 and incorporated herein by reference).

10.82 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Network Services, Inc. (Filed as Exhibit 10.82 to November Form S-1 and incorporated herein by reference).

10.83 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod, Inc. (Filed as Exhibit
          10.83 to November Form S-1 and incorporated herein by reference).

10.84 Change Order No. 1 to the Construction Services Agreement dated November 22, 1995 by and between MWR TeIecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.84 to November Form S-1 and incorporated herein by reference).

10.85 Change Order No. 2 to the Construction Services Agreement dated August 14, 1996 between MWR Telecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.85 to November Form S-1 and incorporated herein by reference).

10.86 Change Order No. 3 to the Construction Services Agreement dated October 31, 1996 between MWR Telecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.86 to November Form S-1 and incorporated herein by reference).

10.87 Independent Contractor Sales Agreement dated May, 1995 between Sprint Communications Company L.P. and Ruffalo, Cody & Associates, Inc. (Filed as Exhibit 10.87 to November Form S-1 and incorporated herein by reference).

10.88 Second Amendment to Asset Purchase Agreement dated October 31, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.88 to November Form S-1 and incorporated herein by reference)

 Exhibit
 Number                            Exhibit Description
 ------                            -------------------
  10.89 Escrow Agreement dated July 15, 1996 among McLeod, Inc., certain shareholders of Ruffalo, Cody & Associates, Inc., Albert P. Ruffalo and Norwest Bank N.A. (Filed as Exhibit 10.89 to November Form S-1 and incorporated herein by reference).

  10.90 Sale and Purchase Agreement dated January 27, 1997 among McLeodUSA Publishing Company, Fronteer Financial Holdings, Ltd., Classified Directories, Inc., Larry A. Scott, James Greff, Randall L. Gowin and Edwin Dressler and certain directors, officers and shareholders of Fronteer Financial Holdings, Ltd.

  10.91 Sale and Purchase Agreement dated February 27, 1997 among McLeodUSA Publishing Company, Indiana Directories, Inc., John Morgan, Hank Meijer, Jack Hendricks, Brad Nelson and Talking Directories, Inc.

  10.92 Amendment to Sale and Purchase Agreement dated February 28, 1997 between McLeodUSA Publishing Company and Indiana Directories, Inc.

  10.93 Ameritech Centrex Service Confirmation of Service Orders dated August 21, 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services.

 *10.94 Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc.

  11.1      Statement regarding Computation of Per Share Earnings.

  16.1      Letter regarding Change in Certifying Accountant.

  21.1      Subsidiaries of McLeod, Inc.

  23.1      Consent of McGladrey & Pullen, LLP.

  27.1      Financial Data Schedule.

  99.1 Purchase Agreement dated as of August 15, 1996 between Iowa Land and Building Company and Ryan Properties, Inc. (Filed as Exhibit 99.1 to November Form S-1 and incorporated herein by reference).

  99.2 Purchase Agreement dated as of June 28, 1996 between Donald E. Zvacek, Dennis E. Zvacek and Robert J. Zvacek and Ryan Properties, Inc. (Filed as Exhibit 99.2 to November Form S-1 and incorporated herein by reference).

---------------

+ Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.

* To be filed by amendment.

       (b)  Reports on Form 8-K.


       On October 7, 1996, the Company filed a Current Report on Form 8-K to report the acquisition on September 20, 1996 of McLeodUSA Publishing for approximately $74.1 million in cash and an additional amount estimated as of the date hereof to be approximately $1.6 million to be paid to certain employees of McLeodUSA Publishing as part of an incentive plan. The Form 8-K was amended on October 11, 1996 to include the relevant financial statements of McLeodUSA Publishing and pro forma financial information for the Company.

       (c)  Exhibits.

       The Company hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

       (d)  Financial Statement Schedules.

       The following financial statement schedule is filed herewith:

            Schedule II -- Valuation and Qualifying Accounts

       Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of the Company or notes thereto.

                                   GLOSSARY

       Access--Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.

       Access to Rights-of-Way--Access to poles, ducts, conduits and other rights-of-way.

       CAP (competitive access provider)--A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.

       Central offices--The switching centers or central switching facilities of the local exchange companies.

       Collocation--The ability of a CAP such as the Company to connect its network to the LECs central offices. Physical collocation occurs when a CAP places its network connection equipment inside the local exchange company's central offices. Virtual collocation is an alternative to physical collocation pursuant to which the local exchange company permits a CAP to connect its network to the local exchange company's central offices on comparable terms, even through the CAP's network connection equipment is not physically located inside the central offices.

       Dedicated--Telecommunications lines reserved for use by particular customers.

       Dialing Parity--The ability of a competing local or toll service provider to provide telecommunications services in such a manner that customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customer's designation.

       Digital--A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

       FCC--Federal Communications Commission.

       Interconnection--Interconnection of facilities between or among local exchange carriers, including potential physical collocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.

       Initial Interconnection Decisions--Rulings by the FCC announced in September 1992 and August 1993, which require the Regional Bell Operating Companies and most other large local exchange carriers to provide interconnection in local exchange company central offices to any CAP, long distance carrier or end user seeking such interconnection for the provision of interstate special access and switched access transport services.

       Interconnection Decision--The August 1996 order issued by the FCC implementing the interconnection provisions of the Telecommunications Act. Portions of this order have been temporarily stayed by the U.S. Eighth Circuit Court of Appeals.

       InterLATA--Telecommunications services originating in a LATA and terminating outside of that LATA.

       IntraLATA--Telecommunications services originating and terminating in the same LATA.

       LATA (local access and transport area)--A geographic area composed of contiguous local exchanges, usually but not always within a single state. The State of Iowa contains all or part of five LATAs; the State of Illinois contains all or part of 17 LATAs. There are approximately 200 LATAs in the United States.

       Local exchange--A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.

       LEC (local exchange carrier)--A company providing local telephone services.

       Long distance carriers (interexchange carriers)--Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.

       Number portability--The ability of an end user to change local exchange carriers while retaining the same telephone number.

       POPs (points of presence)--Locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

       Private line--A dedicated telecommunications connection between end user locations.

       Public switched network--That portion of a local exchange company's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the local exchange company's central offices.

       Public utilities commission--A state regulatory body, established in most states, which regulates utilities, including telephone companies providing intrastate services.

       Reciprocal compensation--The same compensation of a new competitive local exchange carrier for termination of a local call by the local exchange carrier on its network, as the new competitor pays the local exchange carrier for termination of local calls on the local exchange carrier network.

       Resale--Resale by a provider of telecommunications services (such as a local exchange carrier) of such services to other providers or carriers on a wholesale or a retail basis.

       Route mile--The number of miles of the telecommunications path in which fiber optic cables are installed.

       Self-healing ring--A self-healing ring is a network design in which the network backbone consists of a continuous ring connecting a central hub facility with one or more network nodes (such as customer premises). Traffic is routed between the hub and each of the nodes simultaneously in both a clockwise and a counterclockwise direction. In the event of a cable cut or component failure along one of these paths, traffic will continue to flow along the alternate path so no traffic is lost. In the event of a catastrophic node failure, other nodes will be unaffected because traffic will continue to flow along whichever path (primary or alternate) does not pass through the affected node. The switch from the primary to the alternate path will be imperceptible to most users.

       Special access services--The lease of private, dedicated telecommunications lines or "circuits" along the network of a local exchange company or a CAP, which lines or circuits run to or from the long distance carrier POPs. Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end user to a long distance carrier POP.

       Switch--A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

       Switched access transport services--Transportation of switched traffic along dedicated lines between the local exchange company central offices and long distance carrier POPs.

       Switched traffic--Telecommunications traffic along the public switched network. This traffic is generally switched at the local exchange company's central offices.

       Unbundled Access--Access to unbundled elements of a telecommunications services provider's network, including network facilities, equipment, features, functions and capabilities, at any technically feasible point within such network.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           McLEOD, INC.


                                           By  /s/ Clark E. McLeod
                                              -----------------------
                                                   Clark E. McLeod
                                         Chairman and Chief Executive Officer

                                          March 27, 1997



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


         Signature                         Title                      Date
         ---------                         -----                      ----

/s/ Clark E. McLeod          Chairman, Chief Executive Officer   March 27, 1997
---------------------------   and Director (Principal Executive
    Clark E. McLeod           Officer)

/s/ Stephen C. Gray          President, Chief Operating          March 27, 1997
---------------------------   Officer and Director
    Stephen C. Gray

/s/ Blake O. Fisher, Jr.     Chief Financial Officer,            March 27, 1997
---------------------------   Executive Vice President,
    Blake O. Fisher, Jr.      Corporate Administration,
                              Treasurer and Director (Principal
                              Financial Officer)

/s/ Joseph H. Ceryanec       Vice President, Finance,            March 27, 1997
---------------------------   Corporate Controller and
    Joseph H. Ceryanec        Principal Accounting Officer
                              (Principal Accounting Officer)

/s/ Russell E. Christiansen  Director                            March 27, 1997
---------------------------
    Russell E. Christiansen

/s/ Thomas M. Collins        Director                            March 27, 1997
---------------------------
    Thomas M. Collins

/s/ Paul D. Rhines           Director                            March 27, 1997
---------------------------
    Paul D. Rhines

/s/ Lee Liu                  Director                            March 27, 1997
---------------------------
    Lee Liu

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
McLEOD, INC. AND SUBSIDIARIES
Independent Auditor's Report...........................................      F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995...........      F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994.....................................      F-4
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994.....................................      F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994.....................................      F-6
Notes to Consolidated Financial Statements.............................      F-7

                          INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors
  McLeod, Inc.
  Cedar Rapids, Iowa

     We have audited the accompanying consolidated balance sheets of McLeod, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McLeod, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                    McGladrey & Pullen, LLP


  Cedar Rapids, Iowa
  January 31, 1997,
  except for the first paragraph
  of Note 13 as to which the
  date is March 4, 1997

                         MCLEOD, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                         (In thousands, except shares)

                                         ASSETS (Note 4)                                                   1996        1995
                                                                                                           ----        ----
Current Assets
    Cash and cash equivalents (Note 3).............................................................     $  96,480   $      --
    Investment in available-for-sale securities (Note 3)...........................................        80,518          --
    Trade receivables, net (Note 2)................................................................        27,560       6,689
    Inventory......................................................................................         1,600       1,598
    Deferred expenses..............................................................................        12,156          --
    Prepaid expenses and other.....................................................................         6,087         220
                                                                                                        ---------   ---------
         Total current assets......................................................................       224,401       8,507
                                                                                                        ---------   ---------
Property and Equipment
    Land...........................................................................................         2,246         311
    Telecommunication networks.....................................................................        32,041       8,056
    Furniture, fixtures and equipment..............................................................        22,302       5,742
    Networks in progress (Note 5)..................................................................        35,481       4,155
    Building in progress (Note 5)..................................................................         6,103          --
                                                                                                        ---------   ---------
                                                                                                           98,173      18,264
    Less accumulated depreciation..................................................................         6,050       2,145
                                                                                                        ---------   ---------
                                                                                                           92,123      16,119
                                                                                                        ---------   ---------
Investments, Intangibles and Other Assets
    Investment in available-for-sale securities (Note 3)...........................................        47,474          --
    Goodwill, net..................................................................................        57,012       2,525
    Customer lists, net............................................................................        17,095          --
    Noncompete agreements, net.....................................................................         6,737          --
    Deferred line installation costs, net..........................................................         2,083       1,424
    Other (Note 13)................................................................................         6,069         411
                                                                                                        ---------   ---------
                                                                                                          136,470       4,360
                                                                                                        ---------   ---------
                                                                                                        $ 452,994   $  28,986
                                                                                                        =========   =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt (Note 4)..................................................     $     793   $      --
    Accounts payable...............................................................................        15,807       5,832
    Checks issued not yet presented for payment....................................................            --         919
    Accrued payroll and payroll related expenses...................................................         7,259       1,955
    Other accrued liabilities......................................................................         3,095         857
    Deferred revenue, current portion..............................................................         1,793         134
    Customer deposits..............................................................................         9,686          18
                                                                                                        ---------   ---------
         Total current liabilities.................................................................        38,433       9,715
                                                                                                        ---------   ---------
Long-Term Debt, less current maturities (Note 4)...................................................         2,573       3,600
                                                                                                        ---------   ---------
Deferred Revenue, less current portion.............................................................         8,559         713
                                                                                                        ---------   ---------
Commitments (Notes 5 and 13)
Stockholders' Equity (Notes 4, 7, 8, 9 and 13)
    Capital stock:
         Preferred, Class A, $5.50 par value; authorized 1,150,000 shares; none issued.............           --          --
         Preferred, $.01 par value; authorized 2,000,000 shares; none issued; terms
            determined upon issuance...............................................................           --          --
         Common, Class A, $.01 par value; authorized 75,000,000 shares; issued and
            outstanding 1996 36,172,817 shares; 1995 16,387,081 shares.............................           362         164
         Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares;
            issued and outstanding 1996 and 1995 15,625,929 shares.................................           156         156
    Additional paid-in capital.....................................................................       450,736      40,117
    Accumulated deficit............................................................................       (47,825)    (25,479)
                                                                                                        ---------   ---------
                                                                                                          403,429      14,958
                                                                                                        ---------   ---------
                                                                                                        $ 452,994   $  28,986
                                                                                                        =========   =========

                See Notes to Consolidated Financial Statements.

                         MCLEOD, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994
                     (In thousands, except per share data)

                                                                   1996        1995        1994
                                                                ----------  ----------  ----------
Revenue (Note 2)..............................................   $ 81,323    $ 28,998    $  8,014
                                                                 --------    --------    --------
Operating expenses:
   Cost of service............................................     52,624      19,667       6,212
   Selling, general and administrative........................     46,044      18,054      12,373
   Depreciation and amortization..............................      8,485       1,835         772
   Other......................................................      2,380          --          --
                                                                 --------    --------    --------

       Total operating expenses...............................    109,533      39,556      19,357
                                                                 --------    --------    --------

       Operating loss.........................................    (28,210)    (10,558)    (11,343)
                                                                 --------    --------    --------

Nonoperating income (expense):
   Interest income............................................      6,034         139         145
   Interest (expense).........................................       (665)       (910)       (218)
   Other income...............................................        495          --          --
                                                                 --------    --------    --------

       Total nonoperating income (expense)....................      5,864        (771)        (73)
                                                                 --------    --------    --------

       Loss before income taxes...............................    (22,346)    (11,329)    (11,416)
Income taxes (Note 6).........................................         --          --          --
                                                                 --------    --------    --------

       Net loss...............................................   $(22,346)   $(11,329)   $(11,416)
                                                                 ========    ========    ========

Loss per common and common equivalent share (Note 8)..........     $(0.52)     $(0.31)     $(0.31)
                                                                 ========    ========    ========

Weighted average common and common equivalent shares
 outstanding (Note 8).........................................     43,019      37,055      36,370
                                                                 ========    ========    ========

                See Notes to Consolidated Financial Statements.

                         MCLEOD, INC. AND SUBSIDIARIES


      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 8, 9 AND 13)
                  Years Ended December 31, 1996, 1995 and 1994
                         (In thousands, except shares)

                                                       Capital Stock
                                                ---------------------------
                                                                Common       Additional                Treasury
                                                           ----------------   Paid-In    Accumulated   ---------
                                                Preferred  Class A  Class B   Capital      Deficit       Stock      Total
                                                ---------  -------  -------  ----------  ------------  ---------  ----------
Balance, December 31, 1993....................  $      --     $120     $ 56    $ 10,494     $ (2,734)  $   --      $  7,936
  Net loss....................................         --       --       --          --      (11,416)        --     (11,416)
  Issuance of 2,484,720 shares of Class
   A common stock.............................         --       25       --       3,604           --         --       3,629
  Issuance of 2,045,457 shares of Class
   B common stock.............................         --       --       20       2,980           --         --       3,000
  Purchase of 22,500 shares of common
   stock for the treasury ....................         --       --       --          --           --        (33)        (33)
  Amortization of fair value of stock
   options issued to nonemployees                      --       --       --         175           --         --         175
     (Note 4).................................  ---------     ----     ----    --------     --------   --------    --------

Balance, December 31, 1994....................         --      145       76      17,253      (14,150)       (33)      3,291
  Net loss....................................         --       --       --          --      (11,329)        --     (11,329)
  Issuance of 1,908,600 shares of Class
   A common stock.............................         --       19       --       4,278           --         --       4,297
  Issuance of 4,279,414 shares of Class
   B common stock.............................         --       --       43       9,652           --         --       9,695
  Issuance of 3,676,058 shares of Class
   B common stock in connection with the
     acquisition of MWR Telecom Inc.
     (Note 11)................................         --       --       37       8,296           --         --       8,333
  Reissuance of 22,500 shares of
   treasury stock.............................         --       --       --           6           --         33          39
  Amortization of fair value of stock
   options issued to nonemployees
   (Note 4)...................................         --       --       --         632           --         --         632
                                                ---------     ----     ----    --------     --------   --------    --------

Balance, December 31, 1995....................         --      164      156      40,117      (25,479)        --      14,958
  Net loss....................................         --       --       --          --      (22,346)        --     (22,346)
  Issuance of 19,424,316 shares of
   Class A common stock.......................         --      194       --     396,020           --         --     396,214
  Issuance of 361,420 shares of Class A
     common stock in connection with the
     acquisition of Ruffalo, Cody &
      Associates, Inc. (Note 11)..............         --        4       --       8,941           --         --       8,945
  Options to purchase 158,009 shares of
     Class A common stock granted in
     connection with the acquisition of
     Ruffalo, Cody & Associates, Inc.,
      less cash to be received upon
      exercise of options (Note 11)...........         --       --       --       3,301           --         --       3,301
  Amortization of fair value of stock
   options issued to nonemployees
   (Note 4)...................................         --       --       --         341           --         --         341
  Amortization of compensation expense
     related to stock options (Note 7)........         --       --       --       2,016           --         --       2,016
                                                ---------     ----     ----    --------     --------   --------    --------

Balance, December 31, 1996....................  $   --        $362     $156    $450,736     $(47,825)  $   --      $403,429
                                                =========     ====     ====    ========     ========   ========    ========

                See Notes to Consolidated Financial Statements.

                         MCLEOD, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                                                              1996        1995        1994
                                                                                           ----------  ----------  ----------
Cash Flows from Operating Activities
  Net loss.............................................................................    $ (22,346)  $ (11,329)  $ (11,416)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation....................................................................        3,944       1,299         633
       Amortization....................................................................        4,882       1,168         314
       Changes in assets and liabilities, net of effects of purchase business acquisitions (Note 11):
           (Increase) in trade receivables.............................................       (9,317)     (3,575)     (2,272)
           (Increase) in inventory.....................................................           (2)       (269)       (185)
           Decrease in deferred expenses...............................................        1,966         --          --
           (Increase) in deferred line installation costs..............................       (1,289)       (806)     (1,136)
           Increase in accounts payable and accrued expenses...........................        3,192       4,084       1,994
           Increase in deferred revenue................................................        9,505           9         716
           Increase in customer deposits...............................................        1,366          11           6
           Other, net..................................................................       (3,703)        (70)        (16)
                                                                                           ---------   ---------   ---------

             Net cash (used in) operating activities...................................      (11,802)     (9,478)    (11,362)
                                                                                           ---------   ---------   ---------

Cash Flows from Investing Activities
  Purchase of property and equipment...................................................      (70,290)     (5,272)     (3,363)
  Available-for-sale securities:
    Purchases..........................................................................     (207,681)        --          --
    Sales..............................................................................       17,577         --          --
    Maturities.........................................................................       62,389         --          --
  Business acquisitions (Note 11)......................................................      (80,081)        --          --
  Deposits on PCS licenses (Note 13)...................................................       (4,800)        --          --
  Other................................................................................         (222)       (266)        (79)
                                                                                           ---------   ---------   ---------

             Net cash (used in) investing activities...................................     (283,108)     (5,538)     (3,442)
                                                                                           ---------   ---------   ---------

Cash Flows from Financing Activities
  Increase (decrease) in checks issued not yet presented for payment...................         (919)        885          34
  Proceeds from line of credit agreements..............................................       55,925      42,200       8,400
  Payments on line of credit agreements................................................      (59,825)    (42,100)     (4,900)
  Proceeds from long-term debt.........................................................        2,060         --          --
  Payments on long-term debt...........................................................       (2,065)        --          --
  Net proceeds from issuance of common stock...........................................      396,214      13,992       6,629
  Reissuance (purchase) of treasury stock..............................................          --           39         (33)
                                                                                           ---------   ---------   ---------

             Net cash provided by financing activities.................................      391,390      15,016      10,130
                                                                                           ---------   ---------   ---------

             Net increase (decrease) in cash and cash equivalents......................       96,480         --       (4,674)
Cash and cash equivalents:
  Beginning............................................................................          --          --        4,674
                                                                                           ---------   ---------   ---------

  Ending...............................................................................    $  96,480   $     --    $     --
                                                                                           =========   =========   =========
Supplemental Disclosure of Cash Flow Information
  Cash payment for interest, net of interest capitalized 1996 $204; 1995 $62;
    and 1994 none......................................................................    $     300   $     261   $      35
                                                                                           =========   =========   =========
Supplemental Schedule of Noncash Investing and Financing Activities
  Accounts payable incurred for property and equipment.................................    $   5,989   $   1,234   $     141
                                                                                           =========   =========   =========
  Purchase business acquisitions (Note 11)



                See Notes to Consolidated Financial Statements.

                         MCLEOD, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 1.  Nature of Business and Significant Accounting Policies

     Nature of business: The Company is a diversified telecommunications company that provides a broad range of products and services to business and residential customers and government agencies in the Midwest, primarily in Iowa and Illinois. The Company's services primarily include local and long-distance telecommunications services, competitive access services, including special access and private line services, and maintenance and installation services on fiber optic telecommunications networks. The Company also provides telemarketing services to businesses and nonprofit entities throughout the United States and publishes telephone directories in a fifteen-state area primarily in the midwestern United States. The Company's business is highly competitive and is subject to various federal, state and local regulations.

     Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     A summary of the Company's significant accounting policies is as follows:

     Principles of consolidation: The accompanying financial statements include those of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items and transactions have been eliminated in consolidation.

     Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Investments: Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company has classified its securities as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a component of stockholders' equity. Realized gains and losses are determined on the basis of the specific securities sold.

     Trade receivables: In accordance with the industry practice for the publication of telephone directories, trade receivables include certain unbilled revenue from installment contracts. It is anticipated that a substantial portion of all such amounts at December 31, 1996 will be collected within one year (see Note 2).

     Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts to maintain fiber optic networks. Inventories of approximately $1.6 million used to support a maintenance agreement are amortized on a straight-line basis over the 10-year life of the agreement (see Note 2).

     Property and equipment: Property and equipment is stated at cost. Construction costs, including interest, are capitalized during the installation of fiber optic telecommunications networks. Depreciation is computed by the straight-line method over the following estimated useful lives:


                                        Years
                                        -----
   Telecommunications networks........   5-15
   Furniture, fixtures and equipment..   2-10

     The Company's telecommunications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes in the estimated economic lives of these assets.

     Goodwill and customer lists: Goodwill and customer lists resulting from the Company's acquisitions are being amortized over a range of 5 to 25 years using the straight-line method and are periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization on goodwill totaled $1,049,000 and $117,000, and accumulated amortization on customer lists totaled $432,000 and none at December 31, 1996 and 1995, respectively.

     Noncompete agreements: Noncompete agreements primarily relate to directories previously acquired by Telecom*USA Publishing Group, Inc. (now known as McLeodUSA Publishing Company (McLeodUSA Publishing)) and are being amortized by the straight-line method over various periods. Accumulated amortization on noncompete agreements totaled $250,000 and none at December 31, 1996 and 1995, respectively.

     Deferred line installation costs: Deferred line installation costs include costs incurred in the establishment of local access lines for customers and are being amortized on the straight-line method over the life of the average customer contract. The contracts' terms do not exceed 60 months. Accumulated amortization on deferred line installation costs totaled $1,148,000 and $518,000 at December 31, 1996 and 1995, respectively.

     Income tax matters: The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance when appropriate. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Deferred revenue: Amounts received in advance under long-term leases of fiber optic telecommunications networks are recognized as revenue on a straight-line basis over the life of the leases.

     Revenue recognition: Revenues for local and long-distance services are recognized when subscribers use telecommunications services. The revenue from long-term leases of fiber optic telecommunications networks is recognized over the term of the lease. Base annual revenue for telecommunications contract maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

     Fees from telemarketing contracts are recognized as revenue in the period the services are performed.

     Revenues from directories are recorded upon publication.

     Customer deposits consist of cash received from customers at the time a sales contract is signed. They are recorded as revenue when the related directory is published or when the related service is performed.

     Cost of service and deferred expenses: Cost of service includes local and long-distance services purchased primarily from two Regional Bell Operating Companies and one interexchange carrier and the cost of operating the Company's fiber optic telecommunications networks. The agreement with the interexchange carrier requires minimum monthly purchase and minutes-of-usage commitments. Cost of service also includes direct costs associated with telemarketing services and the production costs associated with the publication of directories.

     Deferred expenses consist of production and selling costs on unpublished directory advertising orders. They are expensed when the related directory is published and the related revenue of the directory is recognized.

     Stock options issued to employees: In fiscal year 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by the new standard, the Company has elected to continue to measure compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the periods of service.

     The estimated market value used for the stock options granted was determined on a periodic basis by the Company's Board of Directors prior to the Company's initial public offering on June 10, 1996 (see Note 8). Subsequent to the Company's initial public offering, the market value used for stock options granted is based upon the closing price of the Class A common stock on the day before the grant date.

     Stock options issued to nonemployees: The Company uses the Black-Scholes model to determine the fair value of the stock options issued to nonemployees at the date of grant. This amount is amortized to expense over the vesting period of the options.

     Loss per common and common equivalent share: Loss per common and common equivalent share has been computed using the number of shares of common stock and common stock equivalents outstanding after giving effect to the recapitalization (see Note 8). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock issued and stock options granted with exercise prices below the initial public offering price during the twelve-month period preceding the date of the initial filing of the Registration Statement filed in connection with the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through June 30, 1996, the end of the quarter in which the initial public offering was declared effective.

     Fair value of financial instruments: The fair value of the Company's investment in available-for-sale securities is disclosed in Note 3. The carrying amount of long-term debt approximates fair value because these obligations bear interest at current rates.

     Reclassifications: Certain items in the 1995 consolidated financial statements have been reclassified, with no effect on net loss or accumulated deficit, to be consistent with the classification in the 1996 consolidated financial statements.

  Note 2.  Trade Receivables and Major Customer

     The composition of trade receivables, net is as follows:

                                                         December 31,
                                                      -------------------
                                                        1996       1995
                                                      ---------  --------
                                                        (In thousands)
   Trade receivables:
   Billed............................................. $22,846    $6,908
   Unbilled...........................................   8,613        --
                                                       -------    ------
                                                        31,459     6,908
   Less allowance for doubtful accounts...............  (3,899)     (219)
    and discounts..................................... -------    ------
                                                       $27,560    $6,689
                                                       =======    ======

     During 1992, the Company obtained an assignment of a contract covering the maintenance and operations responsibilities for the State of Iowa Fiber Optic Communications Network through October 2004. The annual fee for performing this maintenance is adjusted annually by the change in the Consumer Price Index and for additions to the network. The revenue from this and related contracts amounted to approximately $5,936,000, $4,937,000 and $3,407,000 for 1996, 1995 and 1994, respectively. The Company also had additional revenues from the State of Iowa for various fiber optic network construction projects, which totaled $3,788,000 and $403,000 in 1996 and 1995, respectively. Trade receivables include approximately $4,860,000 and $2,143,000 from this customer at December 31, 1996 and 1995, respectively.

  Note 3.  Investments

     At December 31, 1996, the Company held $147,439,000, $54,759,000 and
  $7,850,000 in corporate debt securities, United States Government and governmental agency securities and mortgage-backed securities, respectively. The Company has classified these securities as available-for-sale, and at December 31, 1996, their amortized cost approximates fair value. The available-for-sale securities have been classified as cash and cash equivalents, investment in available-for-sale securities--current and investment in available-for-sale securities--long-term, with $82,056,000, $80,518,000 and $47,474,000, respectively, being recorded in each classification at December 31, 1996.

     The contractual maturities of the available-for-sale securities at December 31, 1996 are as follows (In thousands):

    Due within one year.....................................  $161,205
    Due after one year through three........................    40,731
     years
    Due after three years...................................       262
    Mortgage-backed securities..............................     7,850
                                                              --------
                                                              $210,048
                                                              ========

     Expected maturities will differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties. The amount classified as current assets on the accompanying balance sheets represent the expected maturities of the debt securities during the next year.

Note 4.  Pledged Assets and Long-term Debt

     Long-term debt consisted of the following at December 31, 1996 and 1995:

                                                                                           1996       1995
                                                                                           ----       ----
                                                                                            (In thousands)
      Borrowings on line of credit agreements (A) and (B) ..............................   $   --    $3,600
      Note payable, due January 1, 1997, including interest at 6.625%
         Collateralized by a second lien on publishing rights to purchased
         directories....................................................................      500       --
      Note payable, due in various annual installments, including interest at
         8.25%, through 2006.  Collateralized by publishing rights to
         purchased directories...........................................................   1,008       --
      Contracts payable, to finance company, due in various monthly payments, including interest at 8.50% to 8.625%, through
         November 1998, collateralized by equipment with a depreciated
         cost of approximately $298,000..................................................     248       --
      Incentive compensation agreements, due in various estimated
         amounts plus interest at 6% through January 2001 (See Note 11)..................   1,610       --
                                                                                            ------   ------
                                                                                             3,366    3,600
      Less current maturities............................................................      793       --
                                                                                            ------   ------
                                                                                            $2,573   $3,600
                                                                                            ======   ======

  (A) At December 31, 1995, the Company had a line of credit agreement with The First National Bank of Chicago under which it could borrow up to $20,000,000 from any of three facilities as specified in the agreement. In March 1996, the agreement was amended to increase the allowable maximum borrowings to $32,000,000. The agreement required interest payments and facility fees to be paid at various rates. Class B common stock options were granted to a stockholder which guaranteed any borrowings under two of the facilities. The Company used the Black-Scholes model to determine the value of the options, which was approximately $3,400,000, at the date of issuance. This value was being amortized over the vesting period of the options. A portion of the proceeds from the Company's initial public offering on June 10, 1996 (see Note 8) was used to pay off all existing indebtedness under these credit facilities, which were subsequently cancelled. Upon cancellation, the vesting on Class B common stock options was terminated which also terminated the amortization of the fair value of the options. At December 31, 1996, a total of 1,300,688 Class B common stock options are vested.

      Due to the inclusion of the amortization of the fair value of these options in interest expense, the effective average interest rate on the borrowings under these credit facilities was approximately 15%, 27% and 47% for the years ended December 31, 1996, 1995 and 1994, respectively.

  (B) At December 31, 1996, a subsidiary of the Company has a line of credit agreement with a bank, which expires May 2, 1997. The subsidiary may borrow up to 80% of its eligible trade receivables up to a maximum of $2,500,000. Borrowings under this agreement are collateralized by substantially all of the subsidiary's assets and bear interest at the bank's prime rate (the current effective rate is 8.25%).

     Principal payments required on the long-term debt at December 31, 1996 are as follows (in thousands):

               1997...............................................  $  793
               1998...............................................   1,090
               1999...............................................     515
               2000...............................................     378
               2001...............................................     114
               Later years........................................     476
                                                                    ------
                                                                    $3,366
                                                                    ======

  Note 5.  Leases and Commitments

     Leases: The Company leases its facilities under noncancelable agreements which expire at various times through March 2001. These agreements require various monthly rentals plus the payment of applicable property taxes, maintenance and insurance. The Company also leases vehicles and equipment under agreements which expire at various times through December 2001 and require various monthly rentals.

     The total minimum rental commitment at December 31, 1996 under the leases mentioned above is as follows (In thousands):

               1997................................................ $ 4,935
               1998................................................   4,133
               1999................................................   3,386
               2000................................................   2,702
               2001................................................   1,619
               Thereafter..........................................   6,510
                                                                    -------
                                                                    $23,285
                                                                    =======

     The total rental expense included in the consolidated statements of operations for 1996, 1995 and 1994 is approximately $3,640,000, $1,558,000 and $622,000, respectively, which also includes short-term rentals for office facilities.

     Network construction: During 1995, the Company was awarded contracts from the State of Iowa to build 265 fiber optic telecommunications network segments throughout the State of Iowa. Upon completion of each segment, the Company will receive approximately $115,000 for a seven-year lease for certain capacity on that segment. The Company will recognize this revenue of approximately $30,475,000 on a straight-line basis over the term of the lease based on the relationship of individual segment costs to total projected costs. For the years ended December 31, 1996 and 1995, revenue of $445,000 and none, respectively, had been recognized under these contracts.

     The Company estimates that minimum future construction costs required to fulfill its obligations under the 1995 contract with the State of Iowa would be approximately $24,986,000. The Company, however, expects that its actual construction costs will be higher with respect to such network segments, because the Company is adding more fiber and route miles than is contractually required with respect to such construction, in order to optimize the design of its network. The Company anticipates that the costs to complete this project will be incurred as follows (In thousands):

            1997...........................................  $13,413
            1998...........................................    9,701
            1999...........................................    1,872
                                                             -------
                                                             $24,986
                                                             =======

     Buildings: In August 1996, the Company purchased approximately 194 acres of land on which the Company is constructing its headquarters and associated buildings. Of the land purchased, approximately 75 acres was purchased from a subsidiary of a stockholder for approximately $692,000. At December 31, 1996, the total remaining commitments on the building in progress, including fixtures, is approximately $14.7 million.

  Note 6.  Income Tax Matters

     Net deferred taxes consist of the following components as of December 31, 1996 and 1995:

                                                               1996     1995
                                                               ----     ----
                                                               (In thousands)
     Deferred tax assets:
         Net operating loss carryforwards.................... $19,419  $ 9,681
         Accruals and reserves not currently deductible......   4,033      529
         Deferred revenues...................................     285      301
         Other...............................................     571       17
                                                              -------  -------
                                                               24,308   10,528
         Less valuation allowance............................  16,211    8,418
                                                              -------  -------
                                                                8,097    2,110
                                                              -------  -------
     Deferred tax liabilities:
         Deferred line installation cost.....................     833      570
         Property and equipment..............................   2,202    1,540
         Customer list.......................................   3,698      --
         Deferred expenses...................................   1,035      --
         Other...............................................     329      --
                                                              -------  -------
                                                                8,097    2,110
                                                              -------  -------
                                                              $   --    $  --
                                                              ========  =======

     A valuation allowance has been recognized to offset the related net deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $48.5 million which expire in various amounts in the years 2008 to 2011.

     The income tax provision differs from the amount of income tax determined by applying the U. S. Federal income tax rate to pretax income for 1996, 1995 and 1994 due to the following:

                                                  1996       1995       1994
                                                  ----       ----       ----
                                                        (In thousands)
     Computed  "expected" tax (benefit)          $(7,821)   $(3,965)   $(3,996)
     Increase (decrease) in income taxes
      resulting from:
        Change in valuation allowance              7,793      3,007      4,622
        Deferred tax rate differential
          on temporary differences                 1,661        919       (594)
        Tax deductions due to
          exercises of incentive stock options    (2,028)       --         --
        Other                                        395         39        (32)
                                                 -------    -------    -------
                                                $   --     $    --    $    --
                                                ========   ========   ========

  Note 7.  Stock-based Compensation Plans

     At December 31, 1996, the Company has various stock-based compensation plans which are described below. Grants under the Company's stock option plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25 and related Interpretations. The Company issued 965,166 and 688,502 stock options in January and February 1996. The estimated fair market value of these options at the date of grant was later determined to exceed the exercise price by $4,170,000 and $5,020,000, respectively. As a result, the Company is amortizing approximately $9,190,000 over the vesting period of these options. Compensation cost of $2,016,000 has been charged to income for the year ended December 31, 1996 using the intrinsic value based method as prescribed by APB No. 25. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards granted during 1996 and 1995, as prescribed by SFAS No. 123, reported net loss and loss per common and common equivalent share would have been as follows (in thousands, except per share data):

                                                             December 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
     Pro forma net loss                                  $(24,776)   $(11,646)
     Pro forma loss per common and common                   (0.58)      (0.31)
      equivalent share

     1992, 1993 and 1995 Incentive Stock Option Plans: The Company has reserved 5,410,588 shares of Class A common stock for issuance to employees under the 1992, 1993 and 1995 Incentive Stock Option Plans. Options outstanding under these plans were granted at prices equal to the estimated fair market value on the dates of grant as determined by the Company's Board of Directors. Under the 1992 and 1993 plans, all options granted become exercisable at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant. Under the 1995 plan, all options, except for options granted to the Company's chairman and chief executive officer, become exercisable at a rate of 25% per year, on a cumulative basis, beginning five years from the date of grant. The options granted to the Company's chairman and chief executive officer vest at a rate of 20% per year on a cumulative basis. All options granted under the 1995 plan expire ten years after the date of grant. These plans have been superseded by the 1996 Employee Stock Option Plan, and no future grants of options will be made under these plans.

     1996 Employee Stock Option Plan: The Company has reserved 4,458,236 shares of Class A common stock for issuance to employees under the 1996 Employee Stock Option Plan, which supersedes the 1992, 1993 and 1995 Incentive Stock Option Plans. The exercise price for options granted under this plan is the fair market value of the Company's Class A common stock on the day before the grant date (or 110% of the fair market value if the grantee beneficially owns more than 10% of the outstanding Class A common stock). The options granted expire ten years after the grant date (or five years after the grant date if the grantee beneficially owns more than 10% of the outstanding Class A common stock), and vest over periods determined by the Compensation Committee; however, no more than $100,000 worth of stock covered by the options may become exercisable in any calendar year by an individual employee. The 1996 Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

     Directors' Stock Option Plan: The Company has reserved 550,000 shares of Class A common stock for issuance under the Directors' Plan to directors who are not officers or employees of the Company. The Director's Plan was adopted and approved by the stockholders in 1993 and amended and restated on March 28, 1996 to be a ''formula'' plan providing for an automatic grant of options to eligible directors. Each eligible director who commences service on the Board of Directors after the amendment and restatement of the plan will be granted an initial option to purchase 10,000 shares of Class A common stock. An additional option to purchase 5,000 shares of Class A common stock will be granted after each of the next two annual meetings to each eligible director who remains for the two-year period. Options granted under the Directors' Plan vest at a rate of 25% per year, on a cumulative basis and expire seven years after the date of grant (ten years after the date of grant for options granted under the amended and restated plan). However, upon a change in control of the Company as defined in the Directors' Plan, all options will become fully exercisable. The Company has the right to repurchase any Class A common stock issued pursuant to the exercise of an option granted under this plan that is offered for sale to an individual who is not an employee or director of the Company. The Directors' Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

     Employee Stock Purchase Plan: Under the stock purchase plan, employees may purchase up to an aggregate of 1,000,000 shares of Class A common stock through payroll deductions. Employees of the Company who have been employed more than six months and who are regularly scheduled to work more than 20 hours per week are eligible to participate in the plan, provided that they own less than five percent of the total combined voting power of all classes of stock of the Company. The purchase price for each share will be determined by the Compensation Committee, but may not be less than 90% of the closing price of the Class A common stock on the first or last trading day of the payroll deduction period, whichever is lower. No employee may purchase in any calendar year Class A common stock having an aggregate fair value in excess of $25,000. Upon termination of employment, an employee other than a participating employee who is subject to Section 16(b) under the Securities Exchange Act of 1934, as amended, will be refunded all monies in his or her account and the employee's option to purchase shares will terminate. The plan will terminate in March 2006, unless terminated earlier by the Board of Directors. The Company has implemented this plan effective February 1, 1997.

     The fair value of each grant under the Company's stock option plans is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: risk-free interest rates of 6.08% and 6.30%; price volatility of 40% and expected lives of 4 years for both years and no expected dividends.

     A summary of the status of the Company's stock option plans as of and for the years ended December 31, 1996, 1995 and 1994 is as follows (In thousands, except price data):

                                                                   Weighted-
                                                                    Average
                                                                   Exercise
                                                          Shares     Price
                                                          -------  ---------
     Outstanding at January 1, 1994.....................   2,569       $0.60
       Granted..........................................     786        1.55
       Forfeited........................................    (233)       0.95
                                                           -----
     Outstanding at December 31, 1994...................   3,122        0.82
       Granted..........................................   2,006        2.18
       Exercised........................................     (11)       0.29
       Forfeited........................................    (248)       1.75
                                                           -----
     Outstanding at December 31, 1995...................   4,869        1.33
       Granted..........................................   3,502       13.14
       Exercised........................................    (491)       1.30
       Forfeited........................................    (336)       7.64
                                                           -----
     Outstanding at December 31, 1996...................   7,544        6.54
                                                           =====


                                                    Number Of Options
                                                  ---------------------
                                                  1996       1995        1994
                                                  -----      ----        ----
     Exercisable, end of year..................   2,324      1,581      1,035
                                                  =====      =====      =====
     Weighted-average fair value per
      option of options granted                    5.74       0.86
        during the year                           =====      =====

     Other pertinent information related to the options outstanding at December 31, 1996 is as follows (In thousands except life and price data):

                                                     Options Outstanding                 Options Exercisable
                                       ------------------------------------------------  -------------------
                                                     Weighted-
                                                      Average    Weighted-                    Weighted-
                                                     Remaining    Average                      Average
               Range Of                  Number     Contractual  Exercise     Number          Exercise
           Exercise Prices             Outstanding     Life        Price    Exercisable         Price
          ------------------           -----------  -----------  ---------  -----------  -------------------
$0.27 to $1.47........................       2,517      3.42     $  .71        1,969           $0.61
$1.73 to $2.93........................       3,351      6.05       2.39          333            2.10
$4.29 to $9.30........................          56      7.19       6.49           22            4.37
$20.00 to $28.50......................       1,620      9.57      24.21           --              --
                                             -----                             -----
                                             7,544      5.94       6.54        2,324            0.85
                                             =====                             =====

     In addition, the Company has reserved 1,300,688 shares of Class B common stock for issuance to a stockholder which had guaranteed certain debt agreements which were repaid with proceeds from the Company's initial public offering and cancelled. All of these options have vested at December 31, 1996.

  Note 8.  Capital Stock Information and Investor Agreement

     Public offerings: On June 10, 1996, the Company undertook an initial public offering of Class A common stock which yielded net proceeds of approximately $258 million. On November 20, 1996, the Company completed an additional public offering of Class A common stock which yielded net proceeds of approximately $138 million in additional capital.

     Recapitalization: In March 1996, the Company's Board of Directors authorized a restatement of its Articles of Incorporation, increasing the authorized Class A common stock from 15,000,000 shares of $.01 par value stock to 75,000,000 shares of $.01 par value stock and increasing the authorized Class B common stock from 15,000,000 shares of $.01 par value stock to 22,000,000 shares of $.01 par value stock. All Class B common stock has rights identical to Class A common stock other than their voting rights, which are equal to .40 vote per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder. The restated Articles of Incorporation also authorizes the Board of Directors to issue up to 2,000,000 shares of $.01 par value preferred stock. The terms of the preferred stock are determined at the time of issuance. The Board of Directors also declared a 3.75 to 1 stock split for both the Class A and Class B common stock which was effected in the form of a stock dividend. All references to share and per share amounts give retroactive effect to this stock split and recapitalization.

     Additionally, the Company has authorized but not issued 1,150,000 shares of $5.50 par value redeemable Class A preferred stock. If issued, holders of the Class A preferred stock would be entitled to nominate, vote and elect two additional members to the Company's Board of Directors and to receive cash dividends on the par value of the stock at the New York prime plus two percent. Such dividends are cumulative.

     Investor Agreement: On April 1, 1996, certain stockholders entered into an Investor Agreement, which became effective on June 10, 1996, the effective date of the Registration Statement filed in connection with the Company's initial public offering, and which was amended on October 23, 1996. This agreement provides for the election of directors designated by certain principal stockholders and prevents certain principal stockholders from disposing of any equity securities of the Company for a period of two years unless consented to by the Board of Directors. In addition, certain principal stockholders agreed that for a period of three years they will not acquire any securities or options issued by the Company, except as allowed by previous agreements or by the Board of Directors.

  Note 9.  Employment Agreements

     Employment, Confidentiality and Noncompetition Agreements: During the year ended December 31, 1996, the Company entered into employment, confidentiality and noncompetition agreements with 54 members of senior management, which provide that during their term of employment and for a two-year period following termination of employment, the executive employee will not compete with the Company. The two-year period is reduced to a one-year period for senior management employees who are not executive employees. As partial consideration for signing these agreements, the senior management employees have been granted options to purchase an aggregate of 919,500 shares of Class A common stock, at exercise prices ranging from $20.00 to $28.50 per share. These options vest with respect to one-third of the shares underlying the options in the last month of the fourth year following the date of grant, and one-third in each of the two subsequent seven-month periods. The agreements also provide that the senior management employees may not disclose any confidential information during or after employment.

     Change-of-Control Agreements: On May 29, 1996, the Company also entered into change-of-control agreements with the senior management executive employees discussed above, which provide for certain payments in connection with termination of employment after a change of control (as defined within the agreements) of the Company. The change-of-control agreements terminate on December 31, 2006 unless a change of control occurs during the six-month period prior to December 31, 2006, in which case the agreements terminate on December 31, 2007. The agreements provide that if an executive terminates his or her employment within six months after a change of control or if the executive's employment is terminated within 24 months after a change of control in accordance with the terms and conditions set forth in the agreements, the executive will be entitled to certain benefits. The benefits include cash compensation, immediate vesting of outstanding stock options and coverage under the Company's group health plan.

  Note 10.  Retirement Plans

     The Company has various 401(k) profit-sharing plans available to eligible employees. The Company's contributions to the plans are discretionary. The Company contributed approximately $242,000, $44,000 and $12,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Note 11.  Acquisitions

     MWR Telecom, Inc. (MWR): On April 28, 1995, the Company issued 3,676,058 shares or approximately $8.3 million of the Company's Class B common stock in exchange for all of the outstanding common stock of MWR. MWR provides fiber optics telecommunication services between interexchange carriers and their customers in the Des Moines, Iowa area. In addition, the Company granted an option to the seller to purchase 3,529,414 shares of Class B common stock for $2.27 per share. This option was exercised on June 15, 1995.

     Ruffalo, Cody & Associates, Inc. (Ruffalo, Cody): On July 15, 1996, the Company acquired Ruffalo, Cody for a total purchase price of approximately $17.3 million, which consisted of approximately $5.1 million in cash (including approximately $243,000 in direct acquisition costs), 361,420 shares of Class A common stock and 158,009 options to purchase shares of Class A common stock granted to the holders of Ruffalo, Cody options. An additional $50,782 in cash and 113,387 shares of Class A common stock were placed into escrow for delivery to certain stockholders of Ruffalo, Cody contingent upon certain conditions relating to ongoing revenues from an agreement with a major long distance carrier to provide telemarketing services . The long distance carrier terminated this contract effective December 31, 1996. In January 1997, a total of $50,782 in cash and 37,107 shares were distributed pursuant to the escrow agreement.

     McLeodUSA Publishing: On September 20, 1996, the Company acquired McLeodUSA Publishing for a total purchase price of approximately $76.1 million, which consisted of approximately $74.5 million in cash (including approximately $436,000 in direct acquisition costs) and $1.6 million resulting from the Company entering into an incentive compensation program with all holders of nonvested McLeodUSA Publishing options, which provides for payments to be made to these individuals on January 1 of the year following the year in which the corresponding options would have vested.

     Total Communications Systems, Inc. (TCSI): On December 9, 1996, the Company purchased the customer base and certain other assets of TCSI for a cash purchase price of approximately $534,000.

     The following table summarizes the purchase price allocations for the Company's business acquisitions:

                                               Ruffalo,    McLeod USA
                                    MWR          Cody      Publishing       TCSI
                                 ---------  -------------  -----------  ----------
                                                  (In thousands)
Cash purchase price............. $   --        $ 4,808      $74,060         $534
Acquisition costs...............        --         243          436           --
Incentive agreements............        --          --        1,610           --
Stock issued....................     8,333       8,945           --           --
Options to purchase Class A.....        --       3,911           --           --
 common stock
Less cash to be received upon...        --        (610)          --           --
 exercise of options............    ------     -------      -------         ----
                                    $8,333     $17,297      $76,106         $534
                                    ======     =======      =======         ====
Working capital acquired, net...    $  393     $   758      $ 8,367         $ 13
Fair value of other assets
 acquired, primarily............     5,298       1,379        4,408           30
  telecommunications networks
   and equipment
Intangibles, primarily..........     2,642      15,160       64,315          491
 goodwill and customer lists
Liabilities assumed.............        --          --         (984)          --
                                    ------     -------      -------         ----
                                    $8,333     $17,297      $76,106         $534
                                    ======     =======      =======         ====

     These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

     The unaudited consolidated results of operations for the year ended December 31, 1996 and 1995 on a pro forma basis as though MWR, Ruffalo, Cody, McLeodUSA Publishing and TCSI had been acquired as of the beginning of the respective periods are as follows:

                                             1996             1995
                                          ----------        ---------
                                                (In thousands)
  Revenue..................................$128,624         $ 86,476
  Net loss................................. (22,889)         (17,249)
  Loss per common and common equivalent
   share...................................   (0.53)           (0.46)

-------------------
  * Includes MWR's results of operations for the period from January 1, 1995 to April 28, 1995.

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

  Note 12.  Related Party Transactions

     During 1995, the Company entered into agreements with two stockholders that gives certain rights-of-way to the Company for the construction of its telecommunications network in exchange for capacity on the network. These agreements were renegotiated in 1996 to clarify various terms of the agreements.

     The Company provided and purchased services from various companies, the principals of which are stockholders or directors of McLeod, Inc. or are affiliates. Revenues provided totaled $254,000, $103,000 and none and services purchased, primarily rent and legal services, totaled $934,000, $675,000 and $173,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

     In addition, at December 31, 1996 the Company has two $75,000 notes receivable from officers. The notes bear interest at the applicable federal interest rate for mid-term loans and require interest-only payments for two years and then annual $25,000 payments plus interest until paid in full.

  Note 13.  Subsequent Events

     Debt offering: On March 4, 1997, the Company completed a private offering of 10 1/2% Senior Discount Notes due March 1, 2007 at an original issue discount in which the Company received approximately $289.5 million in net proceeds. The notes will accrete at a rate of 10 1/2% per year, compounded semi-annually, to an aggregate principal amount of $500 million by March 1, 2002. Interest will not accrue on the notes for five years, after which time the notes will accrue interest at 10 1/2%, payable semi-annually. The notes will contain certain covenants which, among other things, will restrict the ability of the Company to incur additional indebtedness, pay dividends or make distributions of the Company's or its subsidiaries' stock, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, or consolidate, merge or sell all of their assets. The Notes will not be registered under the Securities Act of 1933, and therefore will not be tradeable securities, however, the Company has agreed to file a registration statement with the Securities and Exchange Commission with respect to a registered offer to exchange the notes for new notes that will be tradeable.

     Personal Communications Services (PCS) licenses: In January 1997, the Company was notified by the Federal Communications Commission (FCC) that it was the successful bidder for 26 PCS licenses in 24 market areas covering all of Iowa and certain cities in Illinois, Minnesota, Nebraska and South Dakota. The PCS licenses will allow the Company to provide wireless telecommunications services to its customers in the markets covered by the licenses. The Company bid approximately $32.8 million for the licenses, which it will be required to pay following grant of the licenses, which is expected to occur in the second or third quarter of 1997. The Company made a $4,800,000 deposit with the FCC at the beginning of the bidding process in 1996, which will be applied to the Company's payment in 1997. This deposit is included in other long-term assets at December 31, 1996.

     Acquisitions: In January 1997, the Company issued 84,430 shares of Class A common stock in exchange for all the outstanding shares of Digital Communications of Iowa, Inc. (DCI), in a transaction accounted for as a purchase. The total purchase price was approximately $2.3 million based on the average closing market price of the Company's Class A common stock at the time of the acquisition.

     Also in January 1997, McLeodUSA Publishing exercised its option to acquire six directories from Fronteer Financial Holdings, Ltd. for a total purchase price of approximately $4 million.

                         INDEPENDENT AUDITOR'S REPORT
                     ON THE FINANCIAL STATEMENT SCHEDULES

  To the Board of Directors
  McLeod, Inc.
  Cedar Rapids, Iowa

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                    McGladrey & Pullen, LLP


  Cedar Rapids, Iowa
  January 31, 1997

                                 MCLEOD, INC.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                Column A                   Column B           Column C           Column D     Column E
                                                              Additions
                                                       -----------------------
                                            Balance       Charged     Charged                 Balance
                                              at            to           to                      at
                                           Beginning     Cost and      Other                   End of
              Description                  of Period     Expenses     Accounts  Deductions     Period
              -----------                 -----------  -------------  --------  ----------  ------------
Year Ended December 31, 1994:
  Allowance for uncollectible accounts
      and discounts...................    $   --        $    84,000   $     --  $      --    $    84,000
  Valuation reserve on deferred tax
   assets.............................        789,000     4,622,000         --         --      5,411,000
                                           ----------   -----------   --------  ----------   -----------
                                           $  789,000   $ 4,706,000   $     --  $      --    $ 5,495,000
                                           ==========   ===========   ========  ==========   ===========
Year Ended December 31, 1995:
  Allowance for doubtful accounts
      and discounts...................     $   84,000   $   135,000   $     --  $      --    $   219,000
  Valuation reserve on deferred tax
   assets.............................      5,411,000     3,007,000         --         --      8,418,000
                                           ----------   -----------   --------  ----------   -----------
                                           $5,495,000   $ 3,142,000   $     --  $      --    $ 8,637,000
                                           ==========   ===========   ========  ==========   ===========
Year Ended December 31, 1996:
  Allowance for doubtful accounts
      and discounts...................     $  219,000   $ 3,680,000*  $     --  $      --    $ 3,899,000
  Valuation reserve on deferred tax
   assets.............................      8,418,000     7,793,000         --         --     16,211,000
                                           ----------   -----------   --------  ----------   -----------
                                           $8,637,000   $11,473,000   $     --  $      --    $20,110,000
                                           ==========   ===========   ========  ==========   ===========

----------------------------
  * Includes $2,768,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.

                               INDEX TO EXHIBITS


    Exhibit
    Number                      Exhibit Description
    -------                     -------------------
     2.1  Agreement and Plan of Reorganization dated April 28, 1995 among
          Midwest Capital Group Inc., MWR Telecom, Inc. and McLeod, Inc. (Filed
          as Exhibit 2.1 to Registration Statement on Form S-1, File No. 333-
          3112 ("Initial Form S-1"), and incorporated herein by reference).

     2.2  Agreement and Plan of Reorganization dated as of July 12, 1996 among
          Ruffalo, Cody & Associates, Inc., certain shareholders of Ruffalo,
          Cody & Associates, Inc. and McLeod, Inc. (Filed as Exhibit 2 to
          Current Report on Form 8-K, File No. 0-20763, filed with the
          Commission on July 29, 1996 and incorporated herein by reference).

     2.3  Agreement and Plan of Reorganization dated as of August 15, 1996 among
          Telecom*USA Publishing Group, Inc. and McLeod, Inc. (Filed as Exhibit
          2 to Current Report on Form 8-K, File No. 0-20763, filed with the
          Commission on August 26, 1996 and incorporated herein by reference).

     2.4 Agreement and Plan of Reorganization dated as of January 27, 1997 among McLeod, Inc., Digital Communications of Iowa, Inc., Clark E.
          McLeod and Mary E. McLeod. (Filed as Exhibit 2 to Current Report on
          Form 8-K, File No. 0-20763, filed with the Commission on February 24,
          1997 and incorporated herein by reference).

     3.1  Amended and Restated Certificate of Incorporation of McLeod, Inc.
          (Filed as Exhibit 3.1 to Initial Form S-1 and incorporated herein by reference).

     3.2  Amended and Restated Bylaws of McLeod, Inc. (Filed as Exhibit 3.2 to
          Registration Statement on Form S-1, File No. 333-13885 ("November Form
          S-1"), and incorporated herein by reference).

     4.1  Form of Class A Common Stock Certificate of McLeod, Inc. (Filed as
          Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).

     4.2  Indenture dated March 4, 1997 between McLeod, Inc. and United States
          Trust Company of New York, as Trustee, relating to the 10 1/2% Senior
          Discount Notes Due 2007 of McLeod, Inc.

     4.3  Initial Global 10 1/2% Senior Discount Note Due March 1, 2007 of
          McLeod, Inc., dated March 4, 1997.

     4.4  Form of Certificated 10 1/2% Senior Discount Note Due March 1, 2007 of
          McLeod, Inc.

     4.5  Registration Agreement dated March 4, 1997 among McLeod, Inc., Salomon
          Brothers Inc and Morgan Stanley & Co. Incorporated.

     4.6  Investor Agreement dated as of April 1, 1996 among McLeod, Inc., IES
          Investments Inc., Midwest Capital Group Inc., MWR Investments Inc.,
          Clark and Mary McLeod, and certain other stockholders. (Filed as Exhibit 4.8 to Initial Form S-1 and incorporated herein by reference).

     4.7 Amendment No. 1 to Investor Agreement dated as of October 23, 1996 by and among McLeod, Inc., IES Investments Inc., Midwest Capital Group
          Inc., MWR Investments Inc., Clark E. McLeod and Mary E. McLeod. (Filed as Exhibit 4.3 to November Form S-1 and incorporated herein by reference).

    10.1  Credit Agreement dated as of May 16, 1994 among McLeod, Inc., McLeod
          Network Services, Inc., McLeod Telemanagement, Inc., McLeod
          Telecommunications, Inc. and The First National Bank of Chicago.
          (Filed as Exhibit 10.1 to Initial Form S-1 and incorporated herein by reference).

   Exhibit
    Number                    Exhibit Description
   -------                    -------------------

    10.2 First Amendment to Credit Agreement dated as of June 17, 1994 among McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.2 to Initial Form S-1 and incorporated herein by reference).

    10.3 Second Amendment to Credit Agreement dated as of December 1, 1994 among McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.3 to Initial Form S-1 and incorporated herein by reference).

    10.4 Third Amendment to Credit Agreement dated as of May 31, 1995 among McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc., MWR Telecom, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.4 to Initial Form S-1 and incorporated herein by reference).

    10.5 Fourth Amendment to Credit Agreement dated as of July 28, 1995 among McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc., MWR Telecom, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.5 to Initial Form S-1 and incorporated herein by reference).

    10.6 Fifth Amendment to Credit Agreement dated as of October 18, 1995 among McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc., MWR Telecom, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.6 to Initial Form S-1 and incorporated herein by reference).

    10.7 Sixth Amendment to Credit Agreement dated as of March 29, 1996 among McLeod, Inc., McLeod Network Services, Inc., McLeod
          Telecommunications, Inc., MWR Telecom, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.7 to Initial Form S-1 and incorporated herein by reference).

    10.8 Security Agreement dated as of May 16, 1994 among McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.8 to Initial Form S-1 and incorporated herein by reference).

    10.9 First Amendment to Security Agreement dated as of December 1, 1994 among McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.9 to Initial Form S-1 and incorporated herein by reference).

   10.10 Support Agreement dated as of December 1, 1994 among IES Diversified Inc., McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.10 to Initial Form S-1 and incorporated herein by reference).

   10.11 Agreement Regarding Support Agreement dated December 1994 between McLeod, Inc. and IES Diversified Inc. (Filed as Exhibit 10.11 to Initial Form S-1 and incorporated herein by reference).

   10.12 Agreement Regarding Guarantee dated May 16, 1994 between McLeod, Inc. and IES Diversified Inc. (Filed as Exhibit 10.12 to Initial Form S-1 and incorporated herein by reference).

   10.13 Joinder to and Assumption of Credit Agreement dated as of April 28, 1995 between McLeod Merging Co. and The First National Bank of Chicago. (Filed as Exhibit 10.13 to Initial Form S-1 and incorporated herein by reference).

  Exhibit
   Number                     Exhibit Description
  -------                     -------------------

   10.14 Joinder to and Assumption of Security Agreement dated as of April 28, 1995 between McLeod Merging Co. and The First National Bank of Chicago. (Filed as Exhibit 10.14 to Initial Form S-1 and incorporated herein by reference).

   10.15 Letter from The First National Bank of Chicago to James L. Cram dated April 28, 1995 regarding extension of the termination date under the Credit Agreement. (Filed as Exhibit 10.15 to Initial Form S-1 and incorporated herein by reference).

   10.16 Credit Agreement dated as of March 29, 1996 among McLeod, Inc., McLeod Network Services, Inc., McLeod Telemanagement, Inc., McLeod Telecommunications, Inc. MWR Telecom, Inc. and The First National Bank of Chicago. (Filed as Exhibit 10.16 to Initial Form S-1 and incorporated herein by reference).

   10.17 Agreement for Construction Related Services dated as of October 17, 1995 between City Signal Fiber Services, Inc. and McLeod Network Services, Inc. (Filed as Exhibit 10.17 to Initial Form S-1 and incorporated herein by reference).

   10.18 Construction Services Agreement dated March 27, 1996 between City Signal Fiber Services, Inc. and McLeod Network Services, Inc. (Filed as Exhibit 10.18 to Initial Form S-1 and incorporated herein by reference).

   10.19 Fiber Optic Use Agreement dated as of February 14, 1996 between McLeod Network Services, Inc. and Galaxy Telecom, L.P. (Filed as Exhibit
          10.19 to Initial Form S-1 and incorporated herein by reference).

   10.20 Agreement dated as of July 11, 1994 between McLeod Network Services, Inc. and KLK Construction. (Filed as Exhibit 10.20 to Initial Form S-1 and incorporated herein by reference).

   10.21 Lease Agreement dated September 5, 1995 between State of Iowa and MWR Telecom, Inc. (Filed as Exhibit 10.21 to Initial Form S-1 and incorporated herein by reference).

   10.22 Lease Agreement dated September 5, 1995 between State of Iowa and McLeod Network Services, Inc. (Filed as Exhibit 10.22 to Initial Form S-1 and incorporated herein by reference).

   10.23 Contract dated September 5, 1995 between Iowa Telecommunications and Technology Commission and MWR Telecom, Inc. (Filed as Exhibit 10.23 to Initial Form S-1 and incorporated herein by reference).

   10.24 Contract dated June 27, 1995 between Iowa National Guard and McLeod Network Services, Inc. (Filed as Exhibit 10.24 to Initial Form S-1 and incorporated herein by reference).

   10.25 Addendum Number One to Contract dated September 5, 1995 between Iowa National Guard and McLeod Network Services, Inc. (Filed as Exhibit
          10.25 to Initial Form S-1 and incorporated herein by reference).

   10.26 U S WEST Centrex Plus Service Rate Stability Plan dated October 15, 1993 between McLeod Telemanagement, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.26 to Initial Form S-1 and incorporated herein by reference).

   10.27 U S WEST Centrex Plus Service Rate Stability Plan dated July 17, 1993 between McLeod Telemanagement, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.27 to Initial Form S-1 and incorporated herein by reference).

  Exhibit
   Number                     Exhibit Description
  -------                     -------------------

   10.28 Ameritech Centrex Service Confirmation of Service Orders dated various dates in 1994, 1995 and 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as Exhibit 10.28 to Initial Form S-1 and incorporated herein by reference).

   10.29 Lease Agreement dated as of December 28, 1993 between 2060 Partnership and McLeod Telemanagement, Inc., as amended by Amendments First to Ninth dated as of July 3, 1994, March 25, 1994, June 22, 1994, August 12, 1994, September 12, 1994, September 20, 1994, November 16, 1994,
          September 20, 1995 and January 6, 1996, respectively. (Filed as
          Exhibit 10.29 to Initial Form S-1 and incorporated herein by reference).

   10.30 Lease Agreement dated as of May 24, 1995 between 2060 Partnership and McLeod Telemanagement, Inc. (Filed as Exhibit 10.30 to Initial Form S-1 and incorporated herein by reference).

   10.31 Lease Agreement dated October 31, 1995 between I.R.F.B. Joint Venture and McLeod Telemanagement, Inc. (Filed as Exhibit 10.31 to Initial Form S-1 and incorporated herein by reference).

   10.32 First Amendment to Lease Agreement dated as of November 20, 1995 between I.R.F.B. Joint Venture and McLeod Telemanagement, Inc. (Filed as Exhibit 10.32 to Initial Form S-1 and incorporated herein by reference).

   10.33 Uniform Purchase Agreement dated July 22, 1993 between McLeod, Inc. and Hill's Maple Crest Farms Partnership. (Filed as Exhibit 10.33 to Initial Form S-1 and incorporated herein by reference).

   10.34 Master Right-of-Way Agreement dated July 27, 1994 between McLeod Network Services, Inc. and IES Industries Inc. (Filed as Exhibit 10.34 to Initial Form S-1 and incorporated herein by reference).

   10.35 Master Right-of-Way and Tower Use Agreement dated February 13, 1996 between IES Industries Inc. and McLeod, Inc. (Filed as Exhibit 10.35 to Initial Form S-1 and incorporated herein by reference).

   10.36 Master Pole, Duct and Tower Use Agreement dated February 20, 1996 between MidAmerican Energy Company and McLeod, Inc. (Iowa and South Dakota). (Filed as Exhibit 10.36 to Initial Form S-1 and incorporated herein by reference).

   10.37 Master Pole, Duct and Tower Use Agreement dated February 20, 1996 between MidAmerican Energy Company and McLeod, Inc. (Illinois). (Filed as Exhibit 10.37 to Initial Form S-1 and incorporated herein by reference).

   10.38 Settlement Agreement dated March 18, 1996 between U S WEST Communications, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit
          10.38 to Initial Form S-1 and incorporated herein by reference).

   10.39 Agreement dated August 4, 1995 between Vadacom, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.39 to Initial Form S-1 and incorporated herein by reference).

   10.40 McLeod Telecommunications, Inc. 1992 Incentive Stock Option Plan. (Filed as Exhibit 10.40 to Initial Form S-1 and incorporated herein by reference).

   10.41 McLeod, Inc. 1993 Incentive Stock Option Plan. (Filed as Exhibit 10.41 to Initial Form S-1 and incorporated herein by reference).

   10.42 McLeod, Inc. 1995 Incentive Stock Option Plan. (Filed as Exhibit 10.42 to Initial Form S-1 and incorporated herein by reference).

  Exhibit
   Number                     Exhibit Description
  -------                     -------------------

   10.43  McLeod Telecommunications, Inc. Director Stock Option Plan. (Filed as
          Exhibit 10.43 to Initial Form S-1 and incorporated herein by reference).

   10.44 Promissory Note dated July 18, 1995 between Kirk E. Kaalberg and McLeod, Inc. (Filed as Exhibit 10.44 to Initial Form S-1 and incorporated herein by reference).

   10.45 Promissory Note dated March 29, 1996 between Stephen K. Brandenburg and McLeod, Inc. (Filed as Exhibit 10.45 to Initial Form S-1 and incorporated herein by reference).

   10.46 Agreement dated April 28, 1995 among McLeod, Inc., McLeod Telecommunications, Inc., McLeod Telemanagement, Inc., McLeod Network Services, Inc. and Clark E. McLeod. (Filed as Exhibit 10.46 to Initial Form S-1 and incorporated herein by reference).

  +10.47 Telecommunications Services Agreement dated March 14, 1994 between WilTel, Inc. and McLeod Telemanagement, Inc., as amended. (Filed as
          Exhibit 10.47 to Initial Form S-1 and incorporated herein by reference).

   10.48 Amendment to Contract Addendum A to Contract No. 2102 dated March 31, 1993 between the Iowa Department of General Services and McLeod Telecommunications, Inc. (Filed as Exhibit 10.48 to Initial Form S-1 and incorporated herein by reference).

   10.49 Construction Services Agreement dated June 30, 1995 between MFS Network Technologies, Inc. and MWR Telecom, Inc. (Filed as Exhibit
          10.49 to Initial Form S-1 and incorporated herein by reference).

   10.50 First Amendment to Agreement Regarding Support Agreement dated May 14, 1996 among McLeod, Inc., IES Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.50 to Initial Form S-1 and incorporated herein by reference).

   10.51 First Amendment to Agreement Regarding Guarantee dated May 14, 1996 among McLeod, Inc., IES Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.51 to Initial Form S-1 and incorporated herein by reference).

   10.52 Amended and Restated Directors Stock Option Plan of McLeod, Inc. (Filed as Exhibit 10.52 to Initial Form S-1 and incorporated herein by reference).

   10.53 Forms of Employment, Confidentiality and Non-Competition Agreement between McLeod, Inc. and certain employees of McLeod, Inc. (Filed as Exhibit 10.53 to Initial Form S-1 and incorporated herein by reference).

   10.54 Form of Change-of-Control Agreement between McLeod, Inc. and certain employees of McLeod, Inc. (Filed as Exhibit 10.54 to Initial Form S-1 and incorporated herein by reference).

   10.55  McLeod, Inc. 1996 Employee Stock Option Plan, as amended. (Filed as
          Exhibit 10.55 to November Form S-1 and incorporated herein by reference).

   10.56  McLeod, Inc. Employee Stock Purchase Plan, as amended.

   10.57 Form of Indemnity Agreement between McLeod, Inc. and certain officers and directors of McLeod, Inc. (Filed as Exhibit 10.57 to Initial Form S-1 and incorporated herein by reference).

   10.58 License Agreement dated April 24, 1996 between PageMart, Inc. and MWR Telecom, Inc. (Filed as Exhibit 10.58 to Initial Form S-1 and incorporated herein by reference).

  Exhibit
   Number                     Exhibit Description
  -------                     -------------------

   10.59 Assignment of Purchase Agreement dated August 15, 1996 between Ryan Properties, Inc. and McLeod, Inc. (Filed as Exhibit 10.59 to November Form S-1 and incorporated herein by reference).

   10.60 Assignment of Purchase Agreement dated August 14, 1996 between Ryan Properties, Inc. and McLeod, Inc. (Filed as Exhibit 10.60 to November Form S-1 and incorporated herein by reference).

   10.61 Asset Purchase Agreement dated September 4, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as
          Exhibit 10.61 to November Form S-1 and incorporated herein by reference).

   10.62 First Amendment to Asset Purchase Agreement dated September 30, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.62 to November Form S-1 and incorporated herein by reference).

   10.63 McLeod, Inc. Incentive Plan. (Filed as Exhibit 10.63 to November Form S-1 and incorporated herein by reference).

   10.64 Amended and Restated Credit Agreement dated as of May 5, 1996 among Teleco*USA Publishing Group, Inc., Telecom*USA Publishing Company and Telecom*USA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.64 to November Form S-1 and incorporated herein by reference).

   10.65 First Amendment to Amended and Restated Credit Agreement dated as of January 31, 1996 by and between Telecom*USA Publishing Group, Inc., Telecom*USA Publishing Company and Telecom*USA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.65 to November Form S-1 and incorporated herein by reference).

   10.66 Lease Agreement dated as of September 26, 1994 between Ryan Properties, Inc. and Ruffalo, Cody & Associates, Inc. (Filed as
          Exhibit 10.66 to November Form S-1 and incorporated herein by reference).

   10.67 First Lease Amendment dated as of April 12, 1995 between Ryan Properties, Inc. and Ruffalo, Cody & Associates, Inc. (Filed as
          Exhibit 10.67 to November Form S-1 and incorporated herein by reference).

   10.68 Lease Agreement dated as of July 18, 1995 between 2060 Partnership, L.P. and Telecom*USA Publishing Company. (Filed as Exhibit 10.68 to November Form S-1 and incorporated herein by reference).

   10.69 Lease Agreement dated April 26, 1995 by and between A.M. Henderson and Telecom*USA Publishing Company. (Filed as Exhibit 10.69 to November Form S-1 and incorporated herein by reference).

   10.70 License Agreement dated as of April 19, 1994, between Ameritech Information Industry Services and Telecom*USA Publishing Company. (Filed as Exhibit 10.70 to November Form S-1 and incorporated herein by reference).

   10.71 License Agreement dated September 13, 1993 between U S WEST Communications, Inc. and Telecom*USA Publishing Company. (Filed as
          Exhibit 10.71 to November Form S-1 and incorporated herein by reference).

   10.72 Form of McLeod, Inc. Directors Stock Option Plan Option Agreement. (Filed as Exhibit 10.72 to November Form S-1 and incorporated herein by reference).

  Exhibit
   Number                     Exhibit Description
  -------                     -------------------

   10.73 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Incentive Stock Option Agreement. (Filed as Exhibit 10.73 to November Form S-1 and incorporated herein by reference).

   10.74 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Non-Incentive Stock Option Agreement. (Filed as Exhibit 10.74 to November Form S-1 and incorporated herein by reference).

   10.75 Option Agreement dated April 27, 1995 between Fronteer Directory Company, Inc. and Telecom*USA Publishing Company. (Filed as Exhibit
          10.75 to November Form S-1 and incorporated herein by reference).

   10.76 Promissory Note dated May 5, 1995 between Telecom*USA Publishing Company and Fronteer Directory Company, Inc. (Filed as Exhibit 10.76 to November Form S-1 and incorporated herein by reference).

   10.77 Security Agreement dated May 5, 1995 between Telecom*USA Publishing Company and Fronteer Directory Company, Inc. (Filed as Exhibit 10.77 to November Form S-1 and incorporated herein by reference).

   10.78 Design/Build Construction Contract dated September 17, 1996 between Ryan Construction Company of Minnesota, Inc. and McLeod, Inc. (Filed as Exhibit 10.78 to November Form S-1 and incorporated herein by reference).

   10.79 Guaranty Agreement dated as of October 17, 1996 by McLeod, Inc. in favor of Kirkwood Community College. (Filed as Exhibit 10.79 to November Form S-1 and incorporated herein by reference).

   10.80 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Telemanagement, Inc. (Filed as Exhibit 10.80 to November Form S-1 and incorporated herein by reference).

   10.81 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Telecommunications, Inc. (Filed as Exhibit 10.81 to November Form S-1 and incorporated herein by reference).

   10.82 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Network Services, Inc. (Filed as Exhibit 10.82 to November Form S-1 and incorporated herein by reference).

   10.83 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod, Inc. (Filed as Exhibit
          10.83 to November Form S-1 and incorporated herein by reference).

   10.84 Change Order No. 1 to the Construction Services Agreement dated November 22, 1995 by and between MWR TeIecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.84 to November Form S-1 and incorporated herein by reference).

   10.85 Change Order No. 2 to the Construction Services Agreement dated August 14, 1996 between MWR Telecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.85 to November Form S-1 and incorporated herein by reference).

   10.86 Change Order No. 3 to the Construction Services Agreement dated October 31, 1996 between MWR Telecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.86 to November Form S-1 and incorporated herein by reference).

   10.87 Independent Contractor Sales Agreement dated May, 1995 between Sprint Communications Company L.P. and Ruffalo, Cody & Associates, Inc. (Filed as Exhibit 10.87 to November Form S-1 and incorporated herein by reference).

  Exhibit
   Number                     Exhibit Description
  -------                     -------------------

   10.88 Second Amendment to Asset Purchase Agreement dated October 31, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.88 to November Form S-1 and incorporated herein by reference)

   10.89 Escrow Agreement dated July 15, 1996 among McLeod, Inc., certain shareholders of Ruffalo, Cody & Associates, Inc., Albert P. Ruffalo and Norwest Bank N.A. (Filed as Exhibit 10.89 to November Form S-1 and incorporated herein by reference).

   10.90 Sale and Purchase Agreement dated January 27, 1997 among McLeodUSA Publishing Company, Fronteer Financial Holdings, Ltd., Classified Directories, Inc., Larry A. Scott, James Greff, Randall L. Gowin and Edwin Dressler and certain directors, officers and shareholders of Fronteer Financial Holdings, Ltd.

   10.91 Sale and Purchase Agreement dated February 27, 1997 among McLeodUSA Publishing Company, Indiana Directories, Inc., John Morgan, Hank Meijer, Jack Hendricks, Brad Nelson and Talking Directories, Inc.

   10.92 Amendment to Sale and Purchase Agreement dated February 28, 1997 between McLeodUSA Publishing Company and Indiana Directories, Inc.

   10.93 Ameritech Centrex Service Confirmation of Service Orders dated August 21, 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services.

  *10.94 Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc.

    11.1  Statement regarding Computation of Per Share Earnings.

    16.1  Letter regarding Change in Certifying Accountant.

    21.1  Subsidiaries of McLeod, Inc.

    23.1  Consent of McGladrey & Pullen, LLP.

    27.1  Financial Data Schedule.

    99.1 Purchase Agreement dated as of August 15, 1996 between Iowa Land and Building Company and Ryan Properties, Inc. (Filed as Exhibit 99.1 to November Form S-1 and incorporated herein by reference).

    99.2 Purchase Agreement dated as of June 28, 1996 between Donald E. Zvacek, Dennis E. Zvacek and Robert J. Zvacek and Ryan Properties, Inc. (Filed as Exhibit 99.2 to November Form S-1 and incorporated herein by reference).

-----------------
  + Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.

  *    To be filed by amendment.