Form 10-K/A
period 1996-12-31
MCLEOD INC
filed 1997-04-08
CIK 919943

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1997, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into
    Part III, Items 10 - 13 of the Form 10-K.

----------

*/  Solely for the purposes of this calculation, all directors and executive
-
officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                                EXPLANATORY NOTE

This Form 10-K/A is being filed to amend Item 14(a)(3) solely to file Exhibit 10.94.

                                    PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)(3) The following exhibits are either provided herewith or are incorporated herein by reference:

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

            4.1        Form of Class A Common Stock Certificate of McLeod, Inc.
                       (Filed as Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).

           *4.2 Indenture dated March 4, 1997 between McLeod, Inc. and United States Trust Company of New York, as Trustee, relating to the 10 1/2% Senior Discount Notes Due 2007 of McLeod, Inc.

           *4.3 Initial Global 10 1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc., dated March 4, 1997.

           *4.4 Form of Certificated 10 1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc.

           *4.5 Registration Agreement dated March 4, 1997 among McLeod, Inc., Salomon Brothers Inc and Morgan Stanley & Co. Incorporated.

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

          Exhibit
          Number                   Exhibit Description
          ------                   ------------------
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

         *10.56        McLeod, Inc. Employee Stock Purchase Plan, as amended.

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

          10.89 Escrow Agreement dated July 15, 1996 among McLeod, Inc., certain shareholders of Ruffalo, Cody & Associates, Inc., Albert P. Ruffalo and Norwest Bank N.A. (Filed as Exhibit
                       10.89 to November Form S-1 and incorporated herein by reference).

         *10.90 Sale and Purchase Agreement dated January 27, 1997 among McLeodUSA Publishing Company, Fronteer Financial Holdings, Ltd., Classified Directories, Inc., Larry A. Scott, James Greff, Randall L. Gowin and Edwin Dressler and certain directors, officers and shareholders of Fronteer Financial Holdings, Ltd.

          Exhibit
          Number                   Exhibit Description
          ------                   -------------------

         *10.91 Sale and Purchase Agreement dated February 27, 1997 among McLeodUSA Publishing Company, Indiana Directories, Inc., John Morgan, Hank Meijer, Jack Hendricks, Brad Nelson and Talking Directories, Inc.

         *10.92 Amendment to Sale and Purchase Agreement dated February 28, 1997 between McLeodUSA Publishing Company and Indiana Directories, Inc.

         *10.93 Ameritech Centrex Service Confirmation of Service Orders dated August 21, 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services.

        ++10.94 Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc.

         *11.1         Statement regarding Computation of Per Share Earnings.

         *16.1         Letter regarding Change in Certifying Accountant.

         *21.1         Subsidiaries of McLeod, Inc.

         *23.1         Consent of McGladrey & Pullen, LLP.

         *27.1         Financial Data Schedule.

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

---------------
 * Filed with the Form 10-K that was filed on March 31, 1997.
 + Confidential treatment has been granted.  The copy filed as an exhibit omits the information subject to the confidential treatment request.
++ Confidential treatment has been requested with regard to certain provisions of this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     McLEOD, INC.


                                     By  /s/ Casey D. Mahon
                                         -----------------------
                                         Casey D. Mahon
                                         Senior Vice President, General Counsel
                                          and Secretary

                                         April 4, 1997

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

     4.1  Form of Class A Common Stock Certificate of McLeod, Inc. (Filed as
          Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).

    *4.2  Indenture dated March 4, 1997 between McLeod, Inc. and United States
          Trust Company of New York, as Trustee, relating to the 10 1/2% Senior
          Discount Notes Due 2007 of McLeod, Inc.

    *4.3  Initial Global 10 1/2% Senior Discount Note Due March 1, 2007 of
          McLeod, Inc., dated March 4, 1997.

    *4.4  Form of Certificated 10 1/2% Senior Discount Note Due March 1, 2007 of
          McLeod, Inc.

    *4.5  Registration Agreement dated March 4, 1997 among McLeod, Inc., Salomon
          Brothers Inc and Morgan Stanley & Co. Incorporated.

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

  *10.56  McLeod, Inc. Employee Stock Purchase Plan, as amended.

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

  *10.90 Sale and Purchase Agreement dated January 27, 1997 among McLeodUSA Publishing Company, Fronteer Financial Holdings, Ltd., Classified Directories, Inc., Larry A. Scott, James Greff, Randall L. Gowin and Edwin Dressler and certain directors, officers and shareholders of Fronteer Financial Holdings, Ltd.

  *10.91 Sale and Purchase Agreement dated February 27, 1997 among McLeodUSA Publishing Company, Indiana Directories, Inc., John Morgan, Hank Meijer, Jack Hendricks, Brad Nelson and Talking Directories, Inc.

  *10.92 Amendment to Sale and Purchase Agreement dated February 28, 1997 between McLeodUSA Publishing Company and Indiana Directories, Inc.

  *10.93 Ameritech Centrex Service Confirmation of Service Orders dated August 21, 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services.

 ++10.94 Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc.

   *11.1  Statement regarding Computation of Per Share Earnings.

   *16.1  Letter regarding Change in Certifying Accountant.

   *21.1  Subsidiaries of McLeod, Inc.

   *23.1  Consent of McGladrey & Pullen, LLP.

   *27.1  Financial Data Schedule.

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

-----------------
  *    Filed with the Form 10-K that was filed on March 31, 1997.

  + Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.

  ++ Confidential treatment has been requested with regard to certain provisions of this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.