Form 10-Q
period 1997-03-31
MCLEOD INC
filed 1997-05-14
CIK 919943

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD                TO
                                   --------------    ----------------

         COMMISSION FILE NUMBER 0-20763

                                  MCLEOD, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                          58-421407240
------------------------                      ---------------------------------
(STATE OF INCORPORATION)                      (IRS EMPLOYER IDENTIFICATION NO.)

      MCLEODUSA TECHNOLOGY PARK
           6400 C STREET SW
            P.O. BOX 3177
          CEDAR RAPIDS IOWA                               52406-3177
---------------------------------------                   ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)


                                  319-364-0000
              ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER,INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

  The number of shares outstanding of each class of the issuer's common stock as of May 9,1997:

     Common Stock Class A:  ($.01 par value).......37,004,269 shares

     Common Stock Class B:  ($.01 par value).......15,625,929 shares

-------------------------------------------------------------------------------

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.   Financial Statements...................................................................  2

     Consolidated Balance Sheets, March 31, 1997 (unaudited) and December 31, 1996...............  3

     Unaudited Consolidated Statements of Operations for the three months ended
      March 31, 1997 and 1996....................................................................  4

     Unaudited Consolidated Statements of Cash Flows for the three months ended
      March 31, 1997 and 1996....................................................................  5

     Notes to Consolidated Financial Statements (unaudited)......................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  7

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings......................................................................  16

Item 6.  Exhibits and Reports on Form 8-K.......................................................  17

Signatures......................................................................................  19


                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         MCLEOD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                     MARCH 31,   DECEMBER 31,
                                                                       1997         1996 *
                                                                    -----------  -------------
                                                                    (UNAUDITED)
                      ASSETS
Current Assets
 Cash and cash equivalents                                            $366,999       $ 96,480
 Investment in available-for-sale
  securities                                                            67,842         80,518
 Trade receivables, net (Note 2)                                        26,200         27,560
 Inventory (Note 2)                                                      2,409          1,600
 Deferred expenses                                                      11,073         12,156
 Prepaid expenses and other                                              7,417          6,087
                                                                      --------       --------
      TOTAL CURRENT ASSETS                                             481,940        224,401
                                                                      --------       --------
Property and Equipment
 Land                                                                    2,246          2,246
 Telecommunications networks                                            42,511         32,041
 Furniture, fixtures and equipment                                      24,610         22,302
 Networks in progress                                                   43,957         35,481
 Building in progress                                                   10,293          6,103
                                                                      --------       --------
                                                                       123,617         98,173
 Less accumulated depreciation                                           8,105          6,050
                                                                      --------       --------
                                                                       115,512         92,123
                                                                      --------       --------
Investments, Intangible and Other Assets
 Investment in available-for-sale
  securities                                                            39,348         47,474
 Goodwill, net                                                          58,567         57,012
 Customer lists, net                                                    23,261         17,095
 Noncompete agreements, net                                             14,156          6,737
 Deferred line installation costs, net                                   3,914          2,083
 PCS licenses (Note 5)                                                  31,968          4,800
Other                                                                   10,988          1,269
                                                                      --------       --------
                                                                       182,202        136,470
                                                                      --------       --------
                                                                      $779,654       $452,994
                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt                                 $  1,190       $    793
 Contracts payable                                                       6,360            ---
 Accounts payable                                                       18,994         15,807
 Accrued payroll and payroll related                                     6,154          7,259
  expenses
 Other accrued liabilities                                               2,275          3,095
 Due on PCS licenses (Note 5)                                           25,413            ---
 Deferred revenue, current portion                                       1,960          1,793
 Customer deposits                                                       9,720          9,686
                                                                      --------       --------
      TOTAL CURRENT LIABILITIES                                         72,066         38,433
                                                                      --------       --------
Long-term Debt, less current maturities (Note 3)                       304,304          2,573
                                                                      --------       --------
Deferred Revenue, less current portion                                   9,057          8,559
                                                                      --------       --------
Commitments (Note 5)
Stockholders' Equity
 Capital Stock:
      Preferred, Class A, $5.50 par value; authorized 1,150,000 shares;
          none issued                                                     ---            ---
      Preferred, $.01 par value; authorized 2,000,000 shares,
       none issued; terms determined upon issuance                        ---            ---
      Common, Class A, $.01 par value; authorized 75,000,000 shares;
          issued and outstanding 1997 36,919,930 shares;
          1996 36,172,817 shares                                          369            362
      Common, Class B, convertible, $.01 par value; authorized
          22,000,000 shares; issued and outstanding 1997 and
          1996 15,625,929 shares                                          156            156
 Additional paid-in capital                                           454,882        450,736
 Accumulated deficit                                                  (61,180)       (47,825)
                                                                     --------       --------
                                                                      394,227        403,429
                                                                     --------       --------
                                                                     $779,654       $452,994
                                                                     ========       ========
 *Condensed from audited financial statements.

                 See Notes to Consolidated Financial Statements

                         MCLEOD, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                      1997       1996
                                                                   ----------  ---------
Revenue                                                             $ 35,747    $12,488
Operating expenses:
Cost of service                                                       21,200      9,250
Selling, general and administrative                                   23,985      6,345
Depreciation and amortization                                          4,122        969
Other                                                                  1,608        ---
                                                                    --------    -------
     TOTAL OPERATING EXPENSES                                         50,915     16,564
                                                                    --------    -------
     OPERATING LOSS                                                  (15,168)    (4,076)
Nonoperating income (expense):
Interest income                                                        4,253          1
Interest (expense)                                                    (2,447)      (265)
Other income                                                               7        ---
                                                                    --------    -------
     TOTAL NONOPERATING INCOME (EXPENSE)                               1,813       (264)
                                                                    --------    -------
     LOSS BEFORE INCOME TAXES                                        (13,355)    (4,340)
Income taxes                                                             ---        ---
                                                                    --------    -------
     NET LOSS                                                       $(13,355)   $(4,340)
                                                                    ========    =======
Loss per common and common equivalent share                         $  (0.26)   $ (0.12)
                                                                    ========    =======
Weighted average common and common equivalent shares outstanding      52,327     37,055
                                                                    ========    =======


                 See Notes to Consolidated Financial Statements

                         MCLEOD, INC. AND SUBSIDIARIES


                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                          ---------------------
                                                                                             1997       1996
                                                                                          ----------  ---------
Cash Flows from Operating Activities
Net Loss                                                                                   $(13,355)  $ (4,340)
Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation                                                                             1,930        512
     Amortization                                                                             2,192        644
     Accretion of interest on senior discount notes                                           2,621        ---
     Changes in assets and liabilities, net of effects of acquisitions (Note 5):
     (Increase) decrease in trade receivables                                                 1,739     (4,932)
     (Increase) in inventory                                                                    (26)      (204)
     Decrease in deferred expenses                                                            1,083        ---
     (Increase) in deferred line installation costs                                          (2,120)      (230)
     Increase in accounts payable and accrued expenses                                          950      2,715
     Increase in deferred revenue                                                               291      2,118
     Increase in customer deposits                                                               34        ---
     Other, net                                                                              (1,263)      (187)
                                                                                           --------   --------
          NET CASH (USED IN) OPERATING ACTIVITIES                                            (5,924)    (3,904)
                                                                                           --------   --------
Cash Flows from Investing Activities
 Purchase of property and equipment                                                         (24,511)    (3,942)
 Available-for-sale securities:
     Purchases                                                                              (32,721)       ---
     Sales                                                                                   30,730        ---
     Maturities                                                                              22,793        ---
 Acquisitions (Note 5)                                                                       (7,529)       ---
 Deposits on PCS licenses (Note 5)                                                           (1,755)       ---
 Other                                                                                         (143)       ---
                                                                                           --------   --------
          NET CASH (USED IN) INVESTING ACTIVITIES                                           (13,136)    (3,942)
                                                                                           --------   --------
Cash Flows from Financing Activities
     Proceeds from line of credit agreements                                                    ---     25,100
     Payments on line of credit agreements                                                      ---    (17,400)
     Net Proceeds from long-term debt                                                       289,796        ---
     Payments on long-term debt                                                                (533)       ---
     Net proceeds from issuance of common stock                                                 316         23
     Other                                                                                      ---        123
                                                                                           --------   --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                         289,579      7,846
                                                                                           --------   --------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              270,519        ---

Cash and cash equivalents:
     Beginning                                                                               96,480        ---
                                                                                           --------   --------
     Ending                                                                                $366,999   $    ---
                                                                                           ========   ========

                 See Notes to Consolidated Financial Statements

                         MCLEOD, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (INFORMATION AS OF AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 1997 AND 1996 IS UNAUDITED)

NOTE 1:     BASIS OF PRESENTATION

  Interim Financial Information (unaudited): The financial statements and notes related thereto as of March 31, 1997, and for the three month periods ended March 31, 1997 and 1996, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

NOTE 2:    SUPPLEMENTAL ASSET DATA

 Trade Receivables:  The composition of trade receivables, net is as follows:

                                                MARCH 31,   DECEMBER 31,
                                                  1997         1996
                                               ----------  -------------
                                               (IN THOUSANDS)
Trade Receivables:
  Billed                                          $21,256        $22,846
  Unbilled                                          8,833          8,613
                                                  -------        -------
                                                   30,089         31,459
Allowance for doubtful accounts and discounts      (3,889)        (3,899)
                                                  -------        -------
                                                  $26,200        $27,560
                                                  =======        =======

  Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks. As of March 31, 1997, inventories of approximately $1.5 million used to support a maintenance agreement are being amortized on a straight-line basis over the 10-year life of the agreement.

  Goodwill and customer lists: Goodwill and customer lists resulting from the Company's acquisitions are being amortized over a range of 5 to 25 years using the straight-line method and are periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization on goodwill totaled $1,618,000 and $1,049,000 and accumulated amortization on customer lists totaled $813,000 and $432,000 at March 31, 1997 and December 31, 1996, respectively.

  Noncompete agreements: Noncompete agreements primarily relate to directories previously acquired by Telecom*USA Publishing Group, Inc. (now known as McLeodUSA Media Group, Inc. ("McLeodUSA Publishing")) and are being amortized by the straight-line method over various periods. Accumulated amortization on noncompete agreements totaled $493,000 and $250,000 at March 31, 1997 and December 31, 1996, respectively.

  Deferred line installation costs: Deferred line installation costs include costs incurred in the establishment of local access lines for customers and are being amortized on the straight-line method over the life of the average customer contract. The contracts' terms do not exceed 60 months. Accumulated amortization on deferred line installation costs totaled $1,437,000 and $1,148,000 at March 31, 1997 and December 31, 1996, respectively.

NOTE 3:  DEBT OFFERING

  On March 4, 1997, the Company completed a private offering of 10 1/2% Senior Discount Notes due March 1, 2007 (the "Notes"). The Notes were issued at an original issue discount in which the Company received approximately $289.8 million in net proceeds, which were invested in highly-liquid short-term investment grade securities classified as cash equivalents at March 31, 1997. The Notes accrete from March 4, 1997 at a rate of 10 1/2% per year, compounded semi-annually, to an aggregate principal amount of $500 million by March 1, 2002. At March 31, 1997, the accreted balance of the Notes was $302.6 million. Interest will not accrue on the Notes prior to March 1, 2002. Thereafter, interest on the Notes will accrue at a rate of 10 1/2% per annum, payable semi-annually. The indenture relating to the Notes contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or its subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of its assets. The Notes have not been registered under the Securities Act of 1933 (the "Securities Act"), and therefore may not be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has agreed to file a registration statement with the Securities and Exchange Commission for the registration of 10 1/2% Senior Discount Notes due March 1, 2007 to be offered in exchange for the Notes.

NOTE 4:  SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        -----------------------
                                                                                           1997         1996
                                                                                        ----------   ----------
                                                                                             (IN THOUSANDS)
                                                                                               (UNAUDITED)

Supplemental Disclosure of Cash Flow Information
Cash payment for interest, net of interest capitalized 1997 $290,000;
     1996 $204,000                                                                      $      ---    $      99
                                                                                        ==========    =========
Supplemental Schedule of Noncash Investing and Financing Activities
Release of 37,107 shares of Class A Common Stock from escrow to certain of the shareholders of Ruffalo, Cody & Associates, Inc. ("Ruffalo Cody")
     as additional consideration for the Company's acquisition of Ruffalo,
     Cody in July 1996                                                                  $    1,020
                                                                                        ==========
Acquisition of Digital Communications of Iowa, Inc. (Note 5)
     Cash acquisition costs                                                             $       29
     Stock issued                                                                       $    2,250
                                                                                        ----------
                                                                                        $    2,279
                                                                                        ==========
     Working capital acquired, net                                                      $      543
     Fair value of other assets acquired, principally furniture,
      fixtures and equipment                                                                   658
     Goodwill                                                                                1,118
     Long-term debt assumed                                                                    (40)
                                                                                        ----------
                                                                                        $    2,279
                                                                                        ==========
Acquisition of Fronteer Financial Holdings, Ltd. directories (Note 5):
     Cash purchase price                                                                $    1,500
                                                                                        ==========
     Customer list                                                                      $    1,350
     Noncompete agreement                                                                    2,350
     Contract payable                                                                       (1,700)
     Option agreement                                                                         (500)
                                                                                        ----------
                                                                                        $    1,500
                                                                                        ==========
Acquisition of Indiana Directories, Inc. directories (Note 5)
     Cash purchase price                                                                $    6,000
                                                                                        ==========
     Furniture, fixtures and equipment                                                  $      150
     Customer list                                                                           5,195
     Noncompete agreement                                                                    5,315
     Contract payable                                                                       (4,660)
                                                                                        ----------
                                                                                        $    6,000
                                                                                        ==========

NOTE 5:  ACQUISITIONS AND COMMITMENTS


  Digital Communications of Iowa, Inc. ("Digital Communications"): On January 30, 1997, the Company issued 84,430 shares of Class A common stock in exchange for all the outstanding shares of Digital Communications, in a transaction accounted for as a purchase. The total purchase price was approximately $2.3 million based on the average closing market price of the Company's Class A common stock at the time of the acquisition.

  Directories: On January 27, 1997, McLeodUSA Publishing acquired six directories from Fronteer Financial Holdings, Ltd., ("Fronteer") for a total estimated purchase price of approximately $3.7 million.

  On March 31, 1997, McLeodUSA Publishing acquired 26 telephone directories published by Indiana Directories, Inc. ("Indiana Directories") at a price to be determined based on the sum of the revenues derived from the last Indiana Directories editions of the directories. The purchase price is currently estimated to be approximately $10.7 million.

  Personal Communications Services (PCS) licenses: In April 1997, the Federal Communications Commission (FCC) awarded the Company 25 "D" and "E" block frequency PCS licenses in 23 market areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The PCS licenses will allow the Company to provide wireless telecommunications services to its customers in the markets covered by the licenses. The Company paid the FCC an aggregate of approximately $32 million for these PCS licenses. The Company made a $4.8 million deposit with the FCC at the beginning of the bidding process in 1996, made an additional $1.8 million deposit in January 1997 and paid the balance of $25.4 million for these PCS licenses on May 12, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

OVERVIEW

  The Company has historically derived its telecommunications revenue from (i) the sale of local and long distance telecommunications services to end users,
(ii) telecommunications network maintenance services and (iii) special access and private line services. The Company also derives revenue from the sale of advertising space in telephone directories as a result of its acquisition of McLeodUSA Publishing in September 1996, and from ancillary services as a result of its acquisitions of Ruffalo, Cody and Digital Communications in July 1996 and January 1997, respectively. The Company began deriving revenue from direct marketing and telemarketing services on July 15, 1996, the date the Company acquired Ruffalo, Cody. The Company began deriving revenue from the sale of advertising space in telephone directories published by McLeodUSA Publishing on September 20, 1996, the date the Company acquired McLeodUSA Publishing. The Company began deriving revenue from the sale, installation and service of business telephone systems on January 30, 1997, the date the Company acquired Digital Communications. The table set forth below summarizes the Company's percentage of revenues from these sources:

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                          ------------------
                                            1997      1996
                                          --------  --------
Local and long distance
 telecommunications services                   42%       67%
Telecommunications network maintenance
 services                                       4%       11%
Special access and private line services        7%       22%
Telephone directory advertising                40%      ---
Ancillary services                              7%      ---
                                             ----      ----
                                              100%      100%
                                             ====      ====

    The Company began offering "bundled" local and long distance services to business customers in January 1994. At the end of 1995, the Company began providing, on a test basis, long distance services to residential customers. In June 1996, the Company began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of telecommunications services, marketed under the name PrimeLine(R), which includes local and long distance service, voice mail, paging, Internet access and travel card services. The Company expanded its PrimeLine(R) service to Cedar Falls and Waterloo, Iowa in January 1997, Des Moines, Iowa in February 1997, Ames, Davenport, and Bettendorf, Iowa in March 1997, Clinton, Sioux City, and Muscatine, Iowa in April 1997 and Rock

Island, Moline, Springfield, and Decatur, Illinois in May 1997. The Company plans to continue its efforts to market and provide local, long distance and other telecommunications services to business customers and plans to accelerate its efforts to market its PrimeLine(R) service to residential customers. The Company believes its efforts to market its integrated telecommunications services will be enhanced by its July 1996 acquisition of Ruffalo, Cody, which specializes in direct marketing and telemarketing services, including telecommunications sales, and its September 1996 acquisition of McLeodUSA Publishing, which publishes and distributes "white page" and "yellow page" telephone directories in nineteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets.

    Because its revenue from network maintenance is derived almost exclusively from the Iowa Communications Network Maintenance Contract and such revenue is expected to increase more slowly than the Company's other types of revenue, the Company expects that revenue derived from network maintenance services will continue to constitute a decreasing percentage of the Company's revenue in the future. Special access and private line services as a percentage of the Company's total revenue increased in 1995 due to the revenue generated by MWR Telecom, Inc., which was acquired in April 1995.

    The Company's principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from two Regional Bell Operating Companies, costs to terminate the long distance calls of the Company's customers through an interexchange carrier, costs of printing and distributing the telephone directories published by McLeodUSA Publishing, costs associated with maintaining the Iowa Communications Network and costs associated with operating the Company's network. The Iowa Communications Network is a fiber optic network that links certain of the State of Iowa's schools, libraries and other public buildings. SG&A consists of selling and marketing, customer service and administrative expenses. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment; amortization of goodwill, customer lists and noncompete agreements related to the Company's acquisitions; amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's telemanagement service.

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

    In January and February 1996, the Company granted options to purchase an aggregate of 965,166 and 688,502 shares of its Class A Common Stock, respectively, at an exercise price of $2.67 per share, to certain directors, officers and other employees. The estimated fair market value of these options, in the aggregate, at the date of grant was later determined to exceed the aggregate exercise price by approximately $9.2 million. This amount is being amortized on a monthly basis over the four-year vesting period of the options.

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

    Revenue increased from $12.5 million for the three months ended March 31, 1996 to $35.7 million for the three months ended March 31, 1997, representing an increase of $23.2 million or 186%. Revenue from the sale of local and long distance telecommunications services accounted for $6.5 million of this increase. In addition, revenues from Ruffalo, Cody, which was acquired in July 1996, McLeodUSA Publishing, which was acquired in September 1996, and Digital Communications, which was acquired in January 1997, contributed $2.3 million, $14.2 million and $521,000, respectively, to the increase.

    Cost of service increased from $9.3 million for the three months ended March 31, 1996, to $21.2 million for the three months ended March 31, 1997, representing an increase of $11.9 million or 129%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Ruffalo, Cody and McLeodUSA Publishing, which contributed $1 million and $5.4 million, respectively, to the increase. Cost of service as a percentage of revenue decreased from 74% for the three months ended March 31, 1996 to 59% for the three months ended March 31, 1997, primarily as a result of these acquisitions. The cost of providing local and long distance services as a percentage of local and long distance telecommunications revenue increased from 70% for the three months ended March 31, 1996 to 76% for the three months ended March 31, 1997, primarily as a result of increased line costs associated with the Company's accelerated expansion into new markets.

    SG&A increased from $6.3 million for the three months ended March 31, 1996 to $24 million for the three months ended March 31, 1997, an increase of $17.7 million or 277%. The acquisitions of Ruffalo, Cody and McLeodUSA Publishing contributed $963,000 and $6.6 million, respectively, to this increase.
Increased costs of $10 million related to expansion of selling, customer support and administration activities to support the Company's growth also contributed to this increase.

    Depreciation and amortization expenses increased from $969,000 for the three months ended March 31, 1996 to $4.1 million for the three months ended March 31, 1997, representing an increase of $3.1 million or 325%. This increase consisted of $1.7 million related to the acquisitions of Ruffalo, Cody and McLeodUSA Publishing; an increase in amortization expense of $252,000 related to the excess of estimated aggregate fair market value of certain options over the aggregate exercise price of such options granted to certain officers, other employees, and directors; and $1.1 million due primarily to the growth of the Company's network.

    Other operating expense during the three-month period ended March 31, 1997 represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with directories in progress at the time the Company acquired McLeodUSA Publishing.

    Interest income increased from $1,000 for the three-month period ended March 31, 1996 to $4.3 million for the same period in 1997. This increase resulted from earnings on investments made with a portion of the proceeds from the Company's public offerings of Class A Common Stock in June and November 1996 and from its private offering of the Notes in March 1997.

    Gross interest expense increased from $265,000 for the three months ended March 31, 1996 to $2.7 million for the three months ended March 31, 1997. This increase was primarily a result of $2.6 million of accretion of the Notes. Interest expense of approximately $290,000 during the three month period ended March 31, 1997 was capitalized as part of the Company's construction of fiber optic network.

    Net loss increased from $4.3 million for the three months ended March 31, 1996 to $13.4 million for the three months ended March 31, 1997, an increase of $9.1 million. This increase resulted primarily from the expansion of the Company's central office operations, the opening of new sales offices and costs related to the acquisition of Ruffalo, Cody, McLeodUSA Publishing and Digital Communications. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's total assets increased from $453 million at December 31, 1996 to $754.2 million at March 31, 1997, primarily due to the net proceeds of approximately $289.8 million from the Company's private offering of the Notes in March 1997. At March 31, 1997, $115.5 million of the total assets consisted of property and equipment, net of depreciation. At March 31, 1997, the Company's current assets of $481.9 million exceeded its current liabilities of $46.7 million, providing working capital of $435.2 million, which represents an increase of $249.2 million compared to December 31, 1996, primarily attributable to the net proceeds from the private offering of the Notes. At December 31, 1996, the Company's current assets of $224.4 million exceeded current liabilities of $38.4 million, providing working capital of $186 million.

    The net cash used in operating activities totaled $5.9 million for the three months ended March 31, 1997 and $3.9 million for the three months ended March 31, 1996. During the three months ended March 31, 1997, cash for operating activities was used primarily to fund the Company's net loss of $13.4 million
for such period.   The Company also required cash to fund the growth in line
installation costs of $2.1 million as a result of the expansion of the Company's local and long distance telecommunications services. During the three months ended March 31, 1996, cash for operating activities was used primarily to fund the Company's net loss of $4.3 million for such period. The Company also required cash to fund the growth in trade receivables of $4.9 million. The use of cash during the three months ended March 31, 1996 was partially offset by an increase in accounts payable and accrued expenses of $2.7 million.

    The Company's investing activities used cash of $13.1 million during the three months ended March 31, 1997 and $3.9 million during the three months ended March 31, 1996. The equipment required for the expansion of the Company's local and long distance telecommunications services, the Company's continued development and construction of its fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $24.5 million and $3.9 million during the three months ended March 31, 1997 and 1996, respectively. The uses of cash for investing activities during the three months ended March 31, 1997 were partially offset by net proceeds of $20.8 million from the sales and maturities of available-for-sale securities.

    On July 15, 1996, the Company acquired Ruffalo, Cody in a cash and stock transaction valued at up to a maximum of approximately $19.9 million, based on the average closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction. On July 15, 1996, the Company paid approximately $4.8 million in cash and issued 361,420 shares of Class A Common Stock to the shareholders of Ruffalo, Cody, and granted options to purchase 158,009 shares of Class A Common Stock to the holders of options to purchase shares of Ruffalo, Cody common stock. An additional $50,782 in cash and 56,177 shares of Class A Common Stock were delivered to certain of the shareholders of Ruffalo, Cody upon the fulfillment of certain conditions relating to Ruffalo, Cody's ongoing revenues from a material agreement with a major long distance carrier to provide telemarketing services. The major long distance carrier terminated this agreement, effective December 31, 1996. The Company recorded the Ruffalo, Cody acquisition as a purchase for accounting purposes.

    On January 30, 1997, the Company acquired Digital Communications in a stock transaction valued at approximately $2.3 million, based on the average closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction. The Company issued 84,430 shares of Class A Common Stock to the shareholders of Digital Communications and recorded the acquisition as a purchase for accounting purposes.

    On February 25, 1997, McLeodUSA Publishing acquired six telephone directories from Fronteer. As of the date hereof, McLeodUSA Publishing has paid approximately $1.5 million for these directories. The balance of the cash purchase price is to be determined based on the sum of the revenues derived from the last Fronteer editions of the directories and is estimated as of the date hereof to be approximately $1.7 million.

    On March 31, 1997, McLeodUSA Publishing acquired 26 telephone directories published by Indiana Directories. As of the date hereof, McLeodUSA Publishing has paid approximately $6 million for these directories. The balance of the purchase price is to be determined based on the sum of the revenues derived from the last Indiana Directories editions of the directories and is estimated as of the date hereof to be approximately $4.7 million.

    The balance of the purchase price is to be determined based on the sum of the revenues derived form the last Indiana Directories, editions of the directories and is estimated as of the date hereof to be approximately $4.7 million.

    On April 28, 1997, the FCC awarded the Company 25 "D" and "E" block frequency PCS licenses in 23 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The Company paid the FCC an aggregate of approximately $32 million for these PCS licenses. The Company made a deposit of $4.8 million with the FCC in 1996, made an additional deposit of $1.8 million in January 1997 and paid the balance of $25.4 million for these PCS licenses on May 12, 1997. The Company will be required to make significant additional expenditures to develop, construct and operate a PCS system.

    Cash received from net financing activities was $289.6 million during the three months ended March 31, 1997, primarily as a result of the Company's private offering of the Notes in March 1997. Cash received from financing activities for the three months ended March 31, 1996 was $7.8 million and was primarily obtained from drawings under a bank credit facility maintained by the Company, which was canceled in June 1996.

    On March 4, 1997, the Company received net proceeds of approximately $289.8 million from a private offering of the Notes. The Notes will accrete to an aggregate principal amount of $500 million by March 1, 2002. Interest will not accrue on the Notes prior to March 1, 2002. Thereafter, interest will accrue at a rate of 10 1/2% per annum and will be payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2002. The Notes will be redeemable, at the option of the Company, in whole or in part, at any time on or after March 1, 2002, at 105.25% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 1, 2005. In the event of certain equity investments in the Company by certain strategic investors on or before March 1, 2000, the Company may, at its option, use all or a portion of the net proceeds therefrom to redeem up to a maximum of 33 1/3% of the original principal amount of the Notes at a redemption price of 110.5% of
the accreted value thereof.   In addition, in the event of a change of control
of the Company, each holder of Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a repurchase price equal to 101% of the accreted value thereof prior to March 1, 2002, or 101% of the principal amount thereof plus accrued and unpaid interest, if any, on or after March 1, 2002.

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

    The indenture relating to the Notes imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

    As of March 31, 1997, the Company had no actual contractual commitments for costs associated with the construction of fiber optic networks.

    As of March 31, 1997, the Company estimates that its aggregate capital requirements for the remainder of 1997, 1998 and 1999 will be approximately $413 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network, (ii) market expansion activities, (iii) acquiring the PCS licenses awarded to the Company in the FCC's recent "D" and "E" block frequency PCS license auction, (iv) developing, constructing and operating a PCS system, and (v) constructing its
new corporate headquarters and associated buildings.   These capital
requirements are expected to be funded, in large part, out of the net proceeds from the Company's March 1997 private offering of the Notes, approximately $289.8 million, the net proceeds remaining from the Company's public offerings of Class A Common Stock in June and November 1996 (approximately $184.3 million as of March 31, 1997), and lease payments to the Company for portions of the Company's networks.

    The Company may require additional capital in the future for business activities related to those specified above and also for acquisitions, joint ventures and strategic alliances, as well as to fund operating deficits and net losses. These activities could require significant additional capital not included in the foregoing estimated aggregate capital requirements of $413 million.

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

    The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, and additional debt and equity issuances. The Company plans to obtain one or more lines of credit, although as of the date hereof, no such lines of credit have yet been negotiated. There can be no assurance, however, that the Company will be successful in producing sufficient cash flows or raising sufficient debt or equity capital to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.

EFFECTS OF NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), and SFAS No. 129, "Disclosure of Information about Capital Structure", (SFAS 129). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Its objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. SFAS 129 incorporates related disclosure requirements from APB Opinion No. 10, "Disclosure of Long-Term Obligations," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements for those standards. Both statements are effective for fiscal years beginning after December 15, 1997. The Company will adopt the statements effective January 1, 1998 and does not expect adoption of the statements to have a significant impact on its current earnings per share calculation and disclosures.

INFLATION

    The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not aware of any material litigation against the Company. The Company is involved in numerous regulatory proceedings before various public utilities commissions, particularly the Iowa Utilities Board, as well as before the FCC.

    The Company is dependent on the Regional Bell Operating Companies for provision of its local and certain of its long distance services. As of the date hereof, U S WEST Communications, Inc. ("U S WEST") and Ameritech Corporation ("Ameritech") are the Company's sole suppliers of access to local central office switches. The Company uses such access to partition the local switch and provide local service to its customers.

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

    The Company has challenged, or is challenging, the U S WEST Centrex Action before the public utilities commissions in certain of the states served by U S WEST where the Company is doing business or plans to do business. The Company based such challenges on various state and federal laws, regulations and regulatory policies, including Sections 251(b)(1) and 251(c)(4)(B) of the Telecommunications Act of 1996 (the "Telecommunications Act"), which the Company believes impose upon the Regional Bell Operating Companies the duty not to prohibit, and not to impose unreasonable or discriminatory conditions or limitations on, the resale of their telecommunications services, and Section 251(c)(4)(A) of the Telecommunications Act, which the Company believes obligates the Regional Bell Operating Companies to offer for resale at wholesale rates any telephone communications services that are provided at retail to subscribers who are not telecommunications carriers. Additional statutes cited in the Company's challenges include provisions of the laws of Iowa, Minnesota, Nebraska, South Dakota, North Dakota, Idaho and Colorado, which the Company believes prohibit restrictions on the resale of local exchange services, functions or capabilities; prohibit local exchange carriers from refusing access by other carriers to essential facilities on the same terms and conditions as the local exchange carrier provides to itself; and prohibit the provision of carrier services pursuant to rates, terms and conditions that are unreasonably discriminatory.

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

    In Nebraska, on November 25, 1996, the Public Service Commission rejected complaints objecting to the U S WEST Centrex Action. On February 3, 1997, the Company and other parties appealed the order of the Public Service Commission to the Nebraska Court of Appeals. The appeal remains pending.

    In Idaho, on November 14, 1996, the Public Utilities Commission rejected complaints by AT&T and MCI objecting to the U S WEST Centrex Action. On January 31, 1997, the Company filed its own complaint with the Idaho Public Utilities Commission. As of the date hereof, the Idaho Public Utilities Commission has not yet ruled on the Company's complaint.

    In Utah, the Public Service Commission rejected the U S WEST Centrex Action and ordered U S WEST to continue the availability of Centrex service for resale on September 26, 1996. Upon rehearing, however, the Utah Public Service Commission issued an order on April 29, 1997 including restrictions on Centrex resale. The Company is preparing to appeal such order.

    Other telecommunication firms also have challenged the U S WEST Centrex Action in each of the other states where U S WEST engages in local telephone service and public utilities commissions in several of those states have rejected the U S WEST Centrex Action. In Oregon, U S WEST's filing was rejected by the Public Utilities Commission on March 7, 1996. In Colorado, on September 3, 1996, an administrative law judge issued a recommendation that the U S WEST Centrex Action be rejected. On December 20, 1996, the Colorado Public Utilities Commission rejected U S WEST's exceptions to the recommendation. In Wyoming, U S WEST's filing was rejected by the Public Service Commission on September 6, 1996. On March 21, 1997, the Wyoming Public Service Commission rejected U S WEST's petition for a rehearing of the matter. U S WEST appealed the decision of the Public Service Commission to Wyoming state court on April 2, 1997. The appeal remains pending. On October 29, 1996, the Arizona Corporation Commission rejected the U S WEST Centrex Action. In New Mexico, the Public Service Commission has not allowed U S WEST's filing to become effective. In Montana, on March 6, 1997, the Public Service Commission approved the U S WEST Centrex Action. On April 4, 1997, AT&T filed an application for a rehearing with the Montana Public Service Commission. As of the date hereof, the Montana Public Service Commission had not yet ruled on the application for rehearing.

    The Company anticipates that U S WEST will continue to appeal unfavorable decisions by public utilities commissions with respect to the U S WEST Centrex Action.

    In addition to the U S WEST Centrex Action, U S WEST has taken other measures that may impede the Company's ability to use Centrex service to provide its competitive local exchange services. In Colorado, U S WEST filed new tariffs in July 1996 that, as interpreted by U S WEST, would prohibit the Company from consolidating telephone lines of separate customers into leased common blocks in U S WEST's central office switches, thereby significantly increasing the cost of serving customers in Colorado through resale of Centrex services. The Company filed a complaint with the Colorado Public Utilities Commission on February 12, 1997 alleging that U S WEST's tariffs, as interpreted by U S WEST, unlawfully create a barrier to the Company's ability to compete in Colorado. The Company's complaint was suspended to allow the Colorado Public Utilities Commission to rule on the same issues in a U S WEST tariff proceeding, which ruling is expected in June 1997.

    In January 1997, U S WEST proposed to implement certain interconnection surcharges in each of the states in its service region. On February 20, 1997, the Company and several other parties filed a petition with the FCC objecting to U S WEST's proposal. The petition was based on Section 252(d) of the Telecommunications Act, which governs the pricing of interconnection and network elements. The Company believes that U S WEST's proposal is an unlawful attempt to recover costs associated with the upgrading of U S WEST's network, in violation of Section 252 of the Telecommunications Act. U S WEST filed an opposition to the Company's petition with the FCC on March 3, 1997. The matter remains pending before the FCC.

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

    As a result of its use of the Centrex product, the Company depends upon U S WEST to process service orders placed by the Company to transfer new customers to the Company's local service. U S WEST had imposed a limit of processing one new local service order of the Company per hour for each U S WEST central office, creating a significant backlog of local service orders of the Company. Furthermore, according to the Company's records, U S WEST commits an error on one of every three lines ordered by the Company, thereby further delaying the transition of new customers to the Company's local service. The Company repeatedly requested that U S WEST increase its local service order processing rate and improve the accuracy of such processing, which U S WEST refused to do.

    On July 12, 1996, the Company filed a complaint with the Iowa Utilities Board against U S WEST in connection with such actions. At a hearing held to consider the complaint, U S WEST acknowledged that it had not dedicated resources to improve its processing of the Company's service orders to switch new customers to the Company's local service because of its desire to limit Centrex service. In an order issued on October 10, 1996, the Iowa Utilities Board determined that U S WEST's limitation on the processing of the Company's service orders constituted an unlawful discriminatory practice under Iowa law. On October 21, 1996, in accordance with the Iowa Utilities Board's order, the Company and U S WEST jointly filed supplemental evidence regarding a potential modification of order processing practices that would increase U S WEST's rate of processing service orders. However, since implementing the new process, U S WEST has not significantly increased its overall order processing rate. On December 23, 1996, the Company filed a report with the Iowa Utilities Board requesting further direction. On February 14, 1997, the Iowa Utilities Board clarified that U S WEST must eliminate numerical limitations on the Company's residential and business orders. On April 15, 1997, U S WEST agreed to eliminate the backlog of the Company's local service orders by May 19, 1997 and to process the Company's service orders within a standard five-day period. U S WEST also agreed to waive the installation fee for those service orders not processed within five days until the backlog is eliminated. There can be no assurance, however, that the decision of or any further action by the Iowa Utilities Board will adequately resolve the service order problems or that such problems will not impair the Company's ability to expand or to attract new customers, which could have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

 EXHIBIT NUMBER           EXHIBIT DESCRIPTION
----------------          -------------------

         10.1     Letter Agreement dated April 15, 1997 between
                  U S WEST Communications and McLeodUSA Network Services, Inc.

         11.1     Statement regarding computation of loss per common share.

         27.1     Financial Data Schedule.

         99.1     Press release dated April 30, 1997.

         (b)  Report on Form 8-K


          On February 24, 1997, the Company filed a Current Report on Form 8-K which reported that the Company proposed to make a private offering of the Notes and that the Company acquired Digital Communications pursuant to an Agreement and Plan of Reorganization dated as of January 27, 1997. The Company issued shares of the Company's Class A Common Stock having an aggregate value of approximately $2.3 million to the shareholders of Digital Communications in exchange for their shares of Digital Communications Common Stock. The Company did not provide with this report financial statements of Digital Communications or pro forma financial information relating to this transaction.

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                MCLEOD, INC.

                                (registrant)


Date: May 14, 1997              By: /s/ Stephen C. Gray
                                    ----------------------------------------
                                    Stephen C. Gray
                                    President and Chief Operating Officer



Date:  May 14, 1997             By: /s/ Blake O. Fisher, Jr.
                                    ----------------------------------------
                                    Blake O. Fisher, Jr.
                                    Chief Financial Officer, Executive
                                    Vice President, Corporate Administration
                                    and Treasurer

                               INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
          EXHIBIT                                                     NUMBERED
          NUMBER                      EXHIBIT DESCRIPTION               PAGE
---------------------------  -------------------------------------  ------------
          10.1               Letter Agreement dated April 15, 1997
                             between U S WEST Communications
                             and McLeodUSA Network Services, Inc.
          11.1               Statement regarding computation of
                             loss per common share.
          27.1               Financial Data Schedule.
          99.1               Press release dated April 30, 1997.
