Form 10-Q
period 1997-06-30
MCLEODUSA INC
filed 1997-08-12
CIK 919943

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD            TO
                                ------------  -------------
       COMMISSION FILE NUMBER 0-20763

                             MCLEODUSA INCORPORATED
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                42-1407240
       ------------------------            ---------------------------------
      (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NO.)

           MCLEODUSA TECHNOLOGY PARK
               6400 C STREET SW
                P.O. BOX 3177
              CEDAR RAPIDS, IOWA                          52406-3177
     ---------------------------------------              ----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)


                                  319-364-0000
                        -------------------------------
                        (REGISTRANT'S TELEPHONE NUMBER,
                               INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [_]

  The number of shares outstanding of each class of the issuer's common stock as of July 31, 1997:

     Common Stock Class A:  ($.01 par value)............. 52,665,055 shares

     Common Stock Class B:  ($.01 par value)............. None

================================================================================

                                     INDEX

                                                                                                              Page
PART I.  FINANCIAL INFORMATION                                                                                ----
------   ---------------------
Item 1. Financial Statements..................................................................................  3

        Consolidated Balance Sheets, June 30, 1997 (unaudited) and December 31, 1996..........................  3

        Unaudited Consolidated Statements of Operations for the three and six months ended
           June 30, 1997 and 1996.............................................................................  4

        Unaudited Consolidated Statements of Cash Flows for the six months ended
           June 30, 1997 and 1996.............................................................................  5

        Notes to Consolidated Financial Statements (unaudited)................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................. 10

PART II.  OTHER INFORMATION
-------   -----------------

Item 1. Legal Proceedings..................................................................................... 17

Item 4. Submission of Matters to a Vote of Security Holders................................................... 20

Item 5. Other Information..................................................................................... 21

Item 6. Exhibits and Reports on Form 8-K...................................................................... 22

Signatures.................................................................................................... 23

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                    MCLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                   JUNE 30,    DECEMBER 31,
                                                                     1997         1996 *
                                                                 -----------  -------------
                                                                 (UNAUDITED)
                 ASSETS
Current Assets
     Cash and cash equivalents..................................... $285,032       $ 96,480
     Investment in available-for-sale securities...................   77,358         80,518
     Trade receivables, net (Note 2)...............................   36,704         27,560
     Inventory (Note 2)............................................    3,342          1,600
     Deferred expenses.............................................   10,502         12,156
     Prepaid expenses and other....................................   10,380          6,087
                                                                    --------       --------
          TOTAL CURRENT ASSETS.....................................  423,318        224,401
                                                                    --------       --------
Property and Equipment
     Land and building.............................................   14,546          2,246
     Telecommunications networks...................................   48,126         32,041
     Furniture, fixtures and equipment.............................   40,392         22,302
     Networks in progress..........................................   60,373         35,481
     Building in progress..........................................    1,082          6,103
                                                                    --------       --------
                                                                     164,519         98,173
     Less accumulated depreciation.................................   10,908          6,050
                                                                    --------       --------
                                                                     153,611         92,123
                                                                    --------       --------
Investments, Intangible and Other Assets
     Investment in available-for-sale securities...................   16,259         47,474
     Goodwill, net.................................................   71,219         57,012
     Customer lists, net...........................................   23,122         17,095
     Noncompete agreements, net....................................   13,637          6,737
     Deferred line installation costs, net.........................    5,774          2,083
     PCS licenses (Note 5).........................................   32,794          4,800
     Other.........................................................   11,480          1,269
                                                                    --------       --------
                                                                     174,285        136,470
                                                                    --------       --------
                                                                    $751,214       $452,994
                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt.......................... $  2,140       $    793
     Contracts payable.............................................    1,806            ---
     Accounts payable..............................................   19,906         15,807
     Accrued payroll and payroll related expenses..................    8,775          7,259
     Other accrued liabilities.....................................    2,816          3,095
     Due on PCS licenses (Note 5)..................................      807            ---
     Deferred revenue, current portion.............................    2,236          1,793
     Customer deposits.............................................    9,343          9,686
                                                                    --------       --------
          TOTAL CURRENT LIABILITIES................................   47,829         38,433
                                                                    --------       --------
Long-term Debt, less current maturities (Note 3)...................  314,609          2,573
                                                                    --------       --------
Deferred Revenue, less current portion.............................   10,012          8,559
                                                                    --------       --------
Commitments (Note 5)
Stockholders' Equity
  Capital Stock:
    Preferred, $.01 par value; authorized 2,000,000 shares,
       none issued; terms determined upon issuance.................      ---            ---
    Common, Class A, $.01 par value; authorized 250,000,000
       shares; issued and outstanding 1997 52,627,506 shares;
       1996 36,172,817 shares......................................      526            362
    Common, Class B, convertible, $.01 par value; authorized
       22,000,000 shares; issued and outstanding 1997 none;
       1996 15,625,929 shares......................................      ---            156
     Additional paid-in capital....................................  455,914        450,736
     Accumulated deficit...........................................  (77,676)       (47,825)
                                                                    --------       --------
                                                                     378,764        403,429
                                                                    --------       --------
                                                                    $751,214       $452,994
                                                                    ========       ========

     *Condensed from audited financial statements.

                 See Notes to Consolidated Financial Statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                           ---------------------   -------------------
                                                              1997       1996        1997       1996
                                                           ----------  ---------   ---------  --------
Revenue...................................................  $ 46,523    $13,918    $ 82,270     26,406

Operating expenses:
     Cost of service......................................    27,563      9,474      48,763     18,724
     Selling, general and administrative..................    28,398      7,631      52,383     13,976
     Depreciation and amortization........................     5,231      1,604       9,353      2,573
     Other................................................       999        ---       2,607        ---
                                                            --------    -------    --------    -------
          TOTAL OPERATING EXPENSES........................    62,191     18,709     113,106     35,273
                                                            --------    -------    --------    -------
          OPERATING LOSS..................................   (15,668)    (4,791)    (30,836)    (8,867)
Nonoperating income (expense):
     Interest income......................................     6,199        504      10,452        505
     Interest (expense)...................................    (7,039)      (256)     (9,486)      (521)
     Other income.........................................        12        ---          19        ---
                                                            --------    -------    --------    -------
          TOTAL NONOPERATING INCOME
               (EXPENSE)..................................      (828)       248         985        (16)
                                                            --------    -------    --------    -------
          LOSS BEFORE INCOME TAXES........................   (16,496)    (4,543)    (29,851)    (8,883)

Income taxes..............................................       ---        ---         ---        ---
                                                            --------    -------    --------    -------
          NET LOSS........................................  $(16,496)   $(4,543)   $(29,851)   $(8,883)
                                                            ========    =======    ========    =======
Loss per common and common equivalent.....................  $  (0.31)   $ (0.11)   $  (0.57)   $ (0.23)
 share....................................................  ========    =======    ========    =======
Weighted average common and common
 equivalent shares outstanding............................    52,583     39,968      52,456     38,512
                                                            ========    =======    ========    =======





                 See Notes to Consolidated Financial Statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                 --------------------
                                                                                                   1997        1996
                                                                                                 ---------  ---------
Cash Flows from Operating Activities
 Net Loss.....................................................................................   $(29,851)   $ (8,883)
 Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation.............................................................................      4,751       1,197
     Amortization.............................................................................      4,602       1,717
     Accretion of interest on senior discount notes...........................................     10,482         ---
     Changes in assets and liabilities, net of effects of acquisitions (Note 5):
     (Increase) decrease in trade receivables.................................................     (6,650)     (6,286)
     (Increase) in inventory..................................................................       (264)       (437)
     Decrease in deferred expenses............................................................      1,654         ---
     (Increase) in deferred line installation costs...........................................     (4,397)       (500)
     Increase in accounts payable and accrued expenses........................................      4,296       7,003
     Increase in deferred revenue.............................................................      1,522       3,518
     (Decrease) in customer deposits..........................................................       (343)        ---
     Other, net...............................................................................     (4,138)     (1,167)
                                                                                                 --------    --------
        NET CASH (USED IN) OPERATING ACTIVITIES...............................................    (18,336)     (3,838)
                                                                                                 --------    --------
Cash Flows from Investing Activities
  Purchase of property and equipment..........................................................    (62,292)    (17,997)
  Available-for-sale securities:
     Purchases................................................................................    (89,120)        ---
     Sales....................................................................................     79,193         ---
     Maturities...............................................................................     44,302         ---
  Acquisitions (Note 5).......................................................................    (22,757)        ---
  Payments on PCS licenses (Note 5)...........................................................    (27,187)        ---
  Other.......................................................................................       (458)       (258)
                                                                                                 --------    --------
        NET CASH (USED IN) INVESTING ACTIVITIES...............................................    (78,319)    (18,255)
                                                                                                 --------    --------
Cash Flows from Financing Activities
   Proceeds from line of credit agreements....................................................        ---      34,400
   Payments on line of credit agreements......................................................        ---     (38,000)
   Payments on contracts payable..............................................................     (3,925)        ---
   Net proceeds from long-term debt...........................................................    289,575         ---
   Payments on long-term debt.................................................................       (898)        ---
   Net proceeds from issuance of common stock.................................................        455     258,631
   Other......................................................................................        ---        (919)
                                                                                                 --------    --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES.............................................    285,207     254,112
                                                                                                 --------    --------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................    188,552     232,019

Cash and cash equivalents:
     Beginning................................................................................     96,480         ---
                                                                                                 --------    --------
     Ending...................................................................................   $285,032    $232,019
                                                                                                 ========    ========


                 See Notes to Consolidated Financial Statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS OF AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 1997 AND 1996 IS UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

     Interim Financial Information (unaudited): The financial statements and notes related thereto as of June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

NOTE 2:   SUPPLEMENTAL ASSET DATA

     Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

     Trade Receivables: The composition of trade receivables, net is as follows:

                                                    JUNE 30,   DECEMBER 31,
                                                      1997         1996
                                                    ---------  ------------
                                                         (IN THOUSANDS)
Trade Receivables:
     Billed.......................................   $29,224        $22,846
     Unbilled.....................................    11,802          8,613
                                                     -------        -------
                                                      41,026         31,459
Allowance for doubtful accounts and discounts.....    (4,322)        (3,899)
                                                     -------        -------
                                                     $36,704        $27,560
                                                     =======        =======

     Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems. Of the $3.3 million in inventory as of June 30, 1997, inventories of approximately $1.5 million used to support a maintenance agreement are being amortized on a straight-line basis over the 10-year life of the agreement.

     Goodwill and customer lists: Goodwill and customer lists resulting from the Company's acquisitions are being amortized over a range of 5 to 25 years using the straight-line method and are periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization on goodwill totaled $2,340,000 and $1,049,000 and accumulated amortization on customer lists totaled $1,223,000 and $432,000 at June 30, 1997 and December 31, 1996, respectively.

     Noncompete agreements: Noncompete agreements primarily relate to directories acquired by McLeodUSA Media Group, Inc. ("McLeodUSA Publishing") and are being amortized by the straight-line method over various periods. Accumulated amortization on noncompete agreements totaled $767,000 and $250,000 at June 30, 1997 and December 31, 1996, respectively.

     Deferred line installation costs: Deferred line installation costs include costs incurred in the establishment of local access lines for customers and are being amortized on the straight-line method over the life of the average customer contract. The contracts' terms do not exceed 60 months. Accumulated amortization on deferred line installation costs totaled $1,854,000 and $1,148,000 at June 30, 1997 and December 31, 1996, respectively.

NOTE 3:   DEBT OFFERING AND SUBSEQUENT EVENTS

     On March 4, 1997, the Company completed a private offering of $500 million principal amount at maturity of 10 1/2% Senior Discount Notes due March 1, 2007 (the "Discount Notes"). The Discount Notes were issued at an original issue discount in which the Company received approximately $289.6 million in net proceeds. The Discount Notes accrete from March 4, 1997 at a rate of 10 1/2% per year, compounded semi-annually, to an aggregate principal amount of $500 million by March 1, 2002. At June 30, 1997, the accreted balance of the Discount Notes was $310.5 million. Interest will not accrue on the Discount Notes prior to March 1, 2002. Thereafter, interest on the Discount Notes will accrue at a rate of 10 1/2% per annum, payable in cash semi-annually on March 1 and September 1 commencing September 1, 2002. The indenture relating to the Discount Notes contains, subject to certain exceptions and qualifications, certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of its assets. As of June 30, 1997, the Discount Notes had not been registered under the Securities Act of 1933 (the "Securities Act"), and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has filed a registration statement with the Securities and Exchange Commission ("SEC") for the registration of $500 million principal amount at maturity of 10 1/2% Senior Discount Notes due March 1, 2007 (the "Exchange Notes") to be offered in exchange for the Discount Notes (the "Exchange Offer"). The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Discount Notes except that
(i) the Exchange Notes have been registered under the Securities Act and (ii) holders of the Exchange Notes will not be entitled to certain rights under a registration agreement relating to the Discount Notes. The registration statement was declared effective by the SEC on July 28, 1997 and the Exchange Offer was commenced. The Exchange Offer is scheduled to expire on August 24, 1997, unless extended.

     On July 21, 1997, the Company completed a private offering of $225 million aggregate principal amount of 9 1/4% Senior Notes due July 15, 2007 (the "Senior Notes"). The Company received net proceeds of approximately $218 million from the Senior Note offering. Interest on the Senior Notes will be payable in cash semi-annually in arrears on July 15 and January 15 of each year at a rate of 9 1/4% per annum, commencing January 15, 1998. The Senior Notes rank pari passu in right of payment with the Discount Notes and Exchange Notes. As of June 30, 1997, the Senior Notes had not been registered under the Securities Act and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has agreed pursuant to a registration agreement to file not later than 60 days after the closing of the Senior Notes offering a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new registered notes of the Company having terms substantially identical in all material respects to the Senior Notes.

     The indenture relating to the Senior Notes imposes operating and financial restrictions on the Company and its subsidiaries that are substantially the same as the restrictions governing the Discount Notes and the Exchange Notes.

NOTE 4: SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       ----------------------
                                                                                         1997          1996
                                                                                       --------      --------
                                                                                            (IN THOUSANDS)
                                                                                              (UNAUDITED)
Supplemental Disclosure of Cash Flow  Information

     Cash payment for interest, net of interest capitalized 1997 $1,427,000;
       1996 $204,000................................................................   $   ---       $    408
                                                                                       ========      ========
Supplemental Schedule of Noncash Investing and Financing Activities
     Release of 56,177 shares of Class A Common Stock from escrow to certain of the shareholders of Ruffalo, Cody & Associates,
      Inc. ("Ruffalo Cody") as additional consideration
      for the Company's acquisition of Ruffalo, Cody in July 1996...................   $  1,347
                                                                                       ========
     Capital leases incurred for the acquisition of property and equipment..........   $  2,988
                                                                                       ========

     Acquisition of Digital Communications of Iowa, Inc. (Note 5)
      Cash acquisition costs...................................................        $     29
      Stock issued.............................................................           2,250
                                                                                       --------
                                                                                       $  2,279
                                                                                       ========
      Working capital acquired, net............................................        $    543
      Fair value of other assets acquired, principally
       furniture, fixtures and equipment.......................................             658
      Goodwill.................................................................           1,118
      Long-term debt assumed...................................................             (40)
                                                                                       --------
                                                                                       $  2,279
                                                                                       ========
     Acquisition of Fronteer Financial Holdings, Ltd. directories (Note 5):
      Cash purchase price......................................................        $  1,500
                                                                                       ========
      Customer list............................................................        $  1,350
      Noncompete agreement.....................................................           2,350
      Contract payable.........................................................          (1,700)
      Option agreement.........................................................            (500)
                                                                                       --------
                                                                                       $  1,500
                                                                                       ========
     Acquisition of Indiana Directories, Inc. directories (Note 5)
      Cash purchase price......................................................        $  6,000
                                                                                       ========
      Furniture, fixtures and equipment........................................        $    150
      Customer list............................................................           4,880
      Noncompete agreement.....................................................           5,001
      Contract payable.........................................................          (4,031)
                                                                                       --------
                                                                                       $  6,000
                                                                                       ========

     Acquisition of ESI Communications, Inc. (Note 5)
      Cash purchase price......................................................        $ 15,228
                                                                                       ========
      Working capital acquired, net............................................        $  2,170
      Fair value of other assets acquired......................................             493
      Goodwill.................................................................          12,960
      Customer list............................................................             358
      Noncompete agreement.....................................................              18
      Long-term debt assumed...................................................            (771)
                                                                                       --------
                                                                                       $ 15,228
                                                                                       ========


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

     Directories: On February 25, 1997, McLeodUSA Publishing acquired six directories from Fronteer Financial Holdings, Ltd., ("Fronteer") for a total estimated purchase price of approximately $3.7 million.

     On March 31, 1997, McLeodUSA Publishing acquired 26 telephone directories published by Indiana Directories, Inc. ("Indiana Directories") at a purchase price of approximately $10 million.

     On June 10, 1997, the Company acquired substantially all of the assets of ESI Communications, Inc. ("ESI") and related entities for an aggregate of approximately $15.2 million.

     Personal Communications Services ("PCS") licenses: In April and June 1997, the Federal Communications Commission ("FCC") awarded the Company a total of 26 "D" and "E" block frequency PCS licenses in 24 market areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The PCS licenses will allow the Company to provide wireless telecommunications services to its customers in the markets covered by the licenses. The Company paid the FCC an aggregate of approximately $32.8 million for these PCS licenses. The Company made a $4.8 million deposit with the FCC at the beginning of the bidding process in 1996, made an additional $1.8 million deposit in January 1997 and paid $25.4 million on May 12, 1997.
The Company made a final payment of $807,000 for these licenses on July 11, 1997.

NOTE 6:   PROPOSED MERGER

     On June 14, 1997, the Company entered into an Agreement and Plan of Reorganization with Consolidated Communications, Inc. ("CCI") pursuant to which the Company agreed, subject to certain conditions, to acquire CCI for an aggregate of 8,488,613 shares of Class A Common Stock and $155 million in cash (the "CCI Transaction").

     Consummation of the CCI Transaction is subject to the satisfaction or waiver of certain conditions, including receipt of required regulatory approvals and other customary conditions, and the completion of the Company's due diligence investigation and review of CCI and its subsidiaries. There can be no assurance that the CCI Transaction will be consummated.

NOTE 7:   CAPITAL STOCK

     On May 29, 1997, the Company's stockholders approved an increase in the authorized Class A Common Stock from 75,000,000 shares to 250,000,000 shares and approved the cancellation of the Class A Preferred Stock, $5.50 par value, of which no shares were issued or outstanding.

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

OVERVIEW

     The Company derives its revenue from (i) the sale of local and long distance telecommunications services to end users, (ii) advertising in telephone directories, (iii) special access and private line services, (iv) telecommunications network maintenance services, and (v) additional telecommunications services, including the provision of direct marketing and telemarketing services and the sale, installation and service of business telephone systems. The Company began providing telephone directory advertising as a result of its acquisition of McLeodUSA Publishing in September 1996, and the additional telecommunications services as a result of its acquisitions of Ruffalo, Cody & Associates, Inc. ("Ruffalo, Cody") in July 1996, Digital Communications in January 1997 and ESI in June 1997. The table set forth below summarizes the Company's percentage of revenues from these sources:

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                           ------------------  ------------------
                                             1997      1996      1997      1996
                                           --------  --------  --------  --------
Local and long distance
 telecommunications services...............    40%       69%       41%       68%
Telephone directory advertising............    44%      ---        42%      ---
Special access and private line services...     5%       20%        6%       21%
Telecommunications network
 maintenance services......................     3%       11%        3%       11%
Additional telecommunications services.....     8%      ---         8%      ---
                                              ----      ----      ----      ----
                                              100%      100%      100%      100%
                                              ====      ====      ====      ====

     The Company began offering integrated local and long distance services to business customers in January 1994. At the end of 1995, the Company began providing, on a test basis, long distance services to residential customers. In June 1996, the Company began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of telecommunications services, marketed under the name PrimeLine(R), that includes local and long distance service, voice mail, paging, Internet access and travel card services. The Company expanded its PrimeLine(R) service to certain additional cities in Iowa and Illinois during the first six months of 1997. The Company plans to continue its efforts to market and provide local, long distance and other telecommunications services to business customers and plans to accelerate its efforts to market its PrimeLine(R) service to residential customers. The Company believes its efforts to market its integrated telecommunications services have been enhanced by its July 1996 acquisition of Ruffalo, Cody, which specializes in direct marketing and telemarketing services, including telecommunications sales, and its September 1996 acquisition of McLeodUSA Publishing, which publishes and distributes "white page" and "yellow page" telephone directories in nineteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets.

     The Company's principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from two Regional Bell Operating Companies, costs to terminate the long distance calls of the Company's customers through an interexchange carrier, costs of printing and distributing the telephone directories published by McLeodUSA Publishing, costs associated with maintaining the Iowa Communications Network and costs associated with operating the Company's network. The Iowa Communications Network is a fiber optic network that links certain of the State of

Iowa's schools, libraries and other public buildings. SG&A consists of sales and marketing, customer service and administrative expenses. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment; amortization of goodwill, customer lists and noncompete agreements related to the Company's acquisitions, amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's local telecommunications service.

     As the Company expands into new markets, both cost of service and SG&A will increase. The Company expects to incur cost of service and SG&A expenses prior to achieving significant revenues in new markets. Fixed costs related to leasing of central office facilities needed to provide telephone services must be incurred prior to generating revenue in new markets, while significant levels of marketing activity may be necessary in the new markets in order for the Company to build a customer base large enough to generate sufficient revenue to offset such fixed costs and marketing expenses.

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

     Revenue increased from $13.9 million for the three months ended June 30, 1996 to $46.5 million for the three months ended June 30, 1997, representing an increase of $32.6 million or 234%. Revenue from the sale of local and long distance telecommunications services accounted for $9 million of this increase. In addition, revenue from McLeodUSA Publishing, which was acquired in September 1996, contributed $20.3 million to the increase. The remaining increase was primarily due to the acquisitions of Ruffalo, Cody, Digital Communications and ESI in July 1996, January 1997 and June 1997, respectively.

     Cost of service increased from $9.5 million for the three months ended June 30, 1996, to $27.6 million for the three months ended June 30, 1997, representing an increase of $18.1 million or 191%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Ruffalo, Cody and McLeodUSA Publishing, which contributed $818,000 and $7.3 million, respectively, to the increase. Cost of service as a percentage of revenue decreased from 68% for the three months ended June 30, 1996 to 59% for the three months ended June 30, 1997, primarily as a result of these acquisitions. The cost of providing local and long distance services as a percentage of local and long distance telecommunications revenue increased from 72% for the three months ended June 30, 1996 to 82% for the three months ended June 30, 1997, primarily as a result of increased line costs associated with the Company's accelerated expansion into new markets.

     SG&A increased from $7.6 million for the three months ended June 30, 1996 to $28.4 million for the three months ended June 30, 1997, an increase of $20.8 million or 272%. The acquisitions of Ruffalo, Cody and McLeodUSA Publishing contributed $980,000 and $8.8 million, respectively, to the increase. Also contributing to this increase were increased costs of $11 million related primarily to expansion of selling, customer support and administration activities to support the Company's growth.

     Depreciation and amortization expenses increased from $1.6 million for the three months ended June 30, 1996 to $5.2 million for the three months ended June 30, 1997, representing an increase of $3.6 million or 226%. This increase consisted of $2.1 million related to the acquisitions of Ruffalo, Cody, McLeodUSA Publishing, Digital Communications and ESI and $1.5 million due primarily to the growth of the Company's network.

     Other operating expenses represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with directories in progress at the time the Company acquired McLeodUSA Publishing.

     Interest income increased from $504,000 for the three-month period ended June 30, 1996, to $6.2 million for the same period in 1997. This increase resulted from increased earnings on investments made with a portion of the proceeds from the Company's offerings of Class A Common Stock in June and November 1996 and from the private offering of the Discount Notes in March 1997.

     Gross interest expense increased from $399,000 for the second quarter of 1996 to $8.2 million for the second quarter of 1997. This increase was primarily a result of accretion of interest on the Discount Notes of $7.9 million. Interest expense of approximately $1.1 million and $143,000 was capitalized as part of the Company's construction of fiber optic network during the second quarter of 1997 and 1996, respectively.

     Net loss increased from $4.5 million for the three months ended June 30, 1996 to $16.5 million for the three months ended June 30, 1997, an increase of $12 million. This increase resulted primarily from the expansion of Bell central office operations, the opening of new sales offices and costs related to the acquisition of Ruffalo, Cody, McLeodUSA Publishing, Digital Communications and ESI. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     Revenue increased from $26.4 million for the six months ended June 30, 1996 to $82.3 million for the six months ended June 30, 1997, representing an increase of $55.9 million or 212%. Revenue from the sale of local and long distance telecommunications services accounted for $15.5 million of this increase. In addition, revenues from McLeodUSA Publishing, which was acquired in September 1996, contributed $34.5 million to the increase. The remaining increase was primarily due to the acquisitions of Ruffalo, Cody, Digital Communications and ESI in July 1996, January 1997 and June 1997, respectively.

     Cost of service increased from $18.7 million for the six months ended June 30, 1996, to $48.8 million for the six months ended June 30, 1997, representing an increase of $30.1 million or 160%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Ruffalo, Cody and McLeodUSA Publishing, which contributed $1.8 million and $12.7 million, respectively, to the increase. Cost of service as a percentage of revenue decreased from 71% for the six months ended June 30, 1996 to 59% for the six months ended June 30, 1997, primarily as a result of these acquisitions. The cost of providing local and long distance services as a percentage of local and long distance telecommunications revenue increased from 72% for the six months ended June 30, 1996 to 79% for the six months ended June 30, 1997, primarily as a result of increased line costs associated with the Company's accelerated expansion into new markets.

     SG&A increased from $14 million for the six months ended June 30, 1996 to $52.4 million for the six months ended June 30, 1997, an increase of $38.4 million or 275%. The acquisitions of Ruffalo, Cody and McLeodUSA Publishing contributed $1.9 million and $15.4 million, respectively, to the increase. Also contributing to this increase were increased costs of $21.1 million primarily related to expansion of selling, customer support and administration activities to support the Company's growth.

     Depreciation and amortization expenses increased from $2.6 million for the six months ended June 30, 1996 to $9.4 million for the six months ended June 30, 1997, representing an increase of $6.8 million or 264%. This increase consisted of $3.9 million related to the acquisitions of Ruffalo, Cody, McLeodUSA Publishing, Digital Communications and ESI and $2.9 million due primarily to the growth of the Company's network.

     Other operating expenses represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with directories in progress at the time the Company acquired McLeodUSA Publishing.

     Interest income increased from $505,000 for the six-month period ended June 30, 1996, to $10.5 million for the same period in 1997. This increase resulted from increased earnings on investments made with a portion of the proceeds from the Company's offerings of Class A Common Stock in June and November 1996 and from the private offering of the Discount Notes in March 1997.

     Gross interest expense increased from $725,000 for the second quarter of 1996 to $10.9 million for the second quarter of 1997. This increase was primarily a result of accretion of interest on the Discount Notes of $10.5 million. Interest expense of approximately $1.4 million and $204,000 was capitalized as part of the Company's construction of fiber optic network during the first six months of 1997 and 1996, respectively.

     Net loss increased from $8.9 million for the six months ended June 30, 1996 to $29.9 million for the six months ended June 30, 1997, an increase of $21 million. This increase resulted primarily from the expansion of Bell central office operations, the opening of new sales offices and costs related to the acquisition of Ruffalo, Cody, McLeodUSA Publishing, Digital Communications and ESI. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total assets increased from $453 million at December 31, 1996 to $751.2 million at June 30, 1997, primarily due to the net proceeds of approximately $289.6 million from the Company's March 1997 private offering of the Discount Notes. At June 30, 1997, the Company's current assets of $423.3 million exceeded its current liabilities of $47.8 million, providing working capital of $375.5 million, which represents an increase of $189.5 million compared to December 31, 1996 primarily attributable to the net proceeds from the Discount Notes. At December 31, 1996, the Company's current assets of $224.4 million exceeded current liabilities of $38.4 million, providing working capital of $186 million.

     The net cash used in operating activities totaled $18.3 million for the six months ended June 30, 1997 and $3.8 million for the six months ended June 30, 1996. During the six months ended June 30, 1997, cash for operating activities was used primarily to fund the Company's net loss of $29.9 million for such period. The Company also required cash to fund the growth in accounts receivable and deferred line installation costs of $6.7 million and $4.4 million, respectively, as a result of the expansion of the Company's local and long distance telecommunications services. During the six months ended June 30, 1996, cash for operating activities was used primarily to fund the Company's net loss of $8.9 million for such period. The Company also required cash to fund the growth in trade receivables and other assets of $6.3 million and $1.2 million, respectively, offset by an increase in accounts payable and accrued expenses of $7 million.

     The Company's investing activities used cash of $78.3 million during the six months ended June 30, 1997 and $18.3 million during the six months ended June 30, 1996. The equipment required for the expansion of the Company's local and long distance telecommunications services, the Company's development and construction of its fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $62.3 million and $18 million during the six months ended June 30, 1997 and 1996, respectively.

     In April and June 1997, the FCC granted the Company 26 "D" and "E" block frequency PCS licenses in 24 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The Company paid the FCC an aggregate of approximately $32.8 million for these PCS licenses. The Company made a deposit of $4.8 million with the FCC at the beginning of the bidding process in 1996 and paid an additional $27.2 million during the six months ended June 30, 1997. The remaining $807,000 was paid on July 11, 1997. The Company will be required to make significant additional expenditures to develop, construct and operate a PCS system.

     The Company used cash of $22.8 million to acquire Digital Communications, Fronteer, the Indiana Directories and ESI in January 1997, February 1997, March 1997 and June 1997, respectively.

     These uses of cash for investing activities during the six months ended June 30, 1997 were partially offset by net proceeds of $34.4 million from the sales and maturities of available-for-sale securities.

     On June 14, 1997, the Company entered into an Agreement and Plan of Reorganization with CCI pursuant to which the Company agreed, subject to certain conditions, to acquire CCI for an aggregate of 8,488,613 shares of Class A Common Stock and $155 million in cash.

     Consummation of the CCI Transaction is subject to the satisfaction or waiver of certain conditions, including receipt of required regulatory approvals and other customary conditions, and the completion of the Company's due diligence investigation and review of CCI and its subsidiaries. There can be no assurance that the CCI Transaction will be consummated

     Cash received from net financing activities was $285.2 million during the six months ended June 30, 1997, primarily as a result of the Company's private offering of the Discount Notes in March 1997. Cash received from financing activities during the six months ended June 30, 1996 was $254.1 million and was primarily obtained from the Company's initial public offering of Class A Common Stock in June 1996. The Company paid off and canceled its bank line of credit facility with a portion of the proceeds from this offering.

     On March 4, 1997, the Company received net proceeds of approximately $289.6 million from a private offering of the Discount Notes. The Discount Notes will accrete to an aggregate principal amount of $500 million by March 1, 2002. Interest will not accrue on the Discount Notes prior to March 1, 2002. Thereafter, interest will accrue at a rate of 10 1/2% per annum and will be payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2002. The Discount Notes will be redeemable, at the option of the Company, in whole or in part, at any time on or after March 1, 2002, at 105.25% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 1, 2005. In the event of certain equity investments in the Company by certain strategic investors on or before March 1, 2000, the

Company may, at its option, use all or a portion of the net proceeds therefrom to redeem up to a maximum of 33 1/3% of the original principal amount of the Discount Notes at a redemption price of 110.5% of the accreted value thereof. In addition, in the event of a change of control of the Company, each holder of Discount Notes will have the right to require the Company to repurchase all or any part of such holder's Discount Notes at a repurchase price equal to 101% of the accreted value thereof prior to March 1, 2002, or 101% of the principal amount thereof plus accrued and unpaid interest, if any, on or after March 1, 2002.

     The Discount Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all other existing and future senior unsecured obligations of the Company and rank senior to all other existing and future subordinated debt of the Company. The Discount Notes are effectively subordinated to all existing and future secured indebtedness of the Company and its subsidiaries to the extent of the value of the assets securing such indebtedness. The Discount Notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of the Company's subsidiaries. The Company has filed a registration statement with the SEC for the registration of the Exchange Notes to be offered in exchange for the Discount Notes (the "Exchange Offer"). The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Discount Notes except that (i) the Exchange Notes have been registered under the Securities Act and (ii) holders of the Exchange Notes will not be entitled to certain rights under a registration agreement relating to the Discount Notes. The registration statement was declared effective by the SEC on July 28, 1997 and the Exchange Offer was commenced. The Exchange Offer is scheduled to expire on August 24, 1997, unless extended.

     On July 21, 1997, the Company completed a private offering of the Senior Notes. The Company received net proceeds of approximately $218 million from the Senior Note offering. Interest on the Senior Notes will be payable in cash semi-annually in arrears on July 15 and January 15 of each year at a rate of 9 1/4% per annum, commencing January 15, 1998. The Senior Notes will rank pari passu in right of payment with the Discount Notes. The Senior Notes will mature on July 15, 2007 and will be payable after the maturity of the Discount Notes.

     The indentures relating to the Discount Notes, the Exchange Notes and the Senior Notes impose operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of
their assets.   There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

     As of June 30, 1997, the Company estimates that its aggregate capital requirements for the remainder of 1997, 1998 and 1999 will be approximately $350 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network, (ii) market expansion activities, (iii) developing, constructing and operating a PCS system, and (iv) constructing its new corporate headquarters and associated buildings. In June 1997, the Company entered into an agreement to acquire CCI pursuant to which the Company will be required to pay $155 million in cash upon consummation of the transaction. These capital requirements are expected to be funded, in large part, out of the net proceeds from the Company's private offering of the Senior Notes in July 1997, approximately $218 million, the net proceeds from the Company's March 1997 private offering of the Discount Notes, approximately $289.6 million, the net proceeds remaining from the Company's public offering of Class A Common Stock in November 1996 (approximately $89 million as of June 30,
1997) and lease payments to the Company for portions of the Company's networks.

     The Company may require additional capital in the future for business activities related to those specified above and also for acquisitions, joint ventures and strategic alliances, as well as to fund operating deficits and net losses. These activities could require significant additional capital not included in the foregoing estimated aggregate capital requirements.

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

     The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, and additional debt and equity issuances. The Company plans to obtain one or more lines of credit, although no such lines of credit have yet been negotiated. There can be no assurance, however, that the Company will be successful in producing sufficient cash flows or raising sufficient debt or equity capital to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.

EFFECTS OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Its objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. SFAS 129 incorporates related disclosure requirements from APB Opinion No. 10, "Disclosure of Long-Term Obligations," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements for those standards. Both statements are effective for fiscal years beginning after December 15, 1997. The Company will adopt the statements effective January 1, 1998 and does not expect adoption of the statements to have a significant impact on its current earnings per share calculation and disclosures.

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

     In Utah, on September 26, 1996, the Public Service Commission rejected the U S WEST Centrex Action and ordered U S WEST to continue the availability of Centrex service for resale. Upon rehearing, however, the Utah Public Service Commission issued an order on April 29, 1997 imposing temporary restrictions on Centrex resale. The Company is currently evaluating its options regarding these temporary restrictions. The Company anticipates that U S WEST will continue to appeal unfavorable decisions by public utilities commissions with respect to the U S WEST Centrex Action.

     In addition to the U S WEST Centrex Action, U S WEST has taken other measures that may impede the Company's ability to use Centrex service to provide its competitive local exchange services. In Colorado, U S WEST filed new tariffs in July 1996 that, as interpreted by U S WEST, would prohibit the Company from consolidating telephone lines of separate customers into leased common blocks in U S WEST's central office switches, thereby significantly increasing the cost of serving customers in Colorado through resale of Centrex services. The Company filed a complaint with the Colorado Public Utilities Commission on February 12, 1997 alleging that U S WEST's tariffs, as interpreted by U S WEST, unlawfully create a barrier to the Company's ability to compete in Colorado. The Company's complaint was suspended to allow the Colorado Public Utilities Commission to rule on the same issues in a U S WEST tariff proceeding.

     On July 28, 1997, the Colorado Commission issued a written order which concluded that the restrictions in U S WEST's tariffs were inconsistent with both state and federal law, and required that they be removed from the tariff. U S WEST has until August 18, 1997, to request reconsideration of this ruling.

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

     On July 12, 1996, the Company filed a complaint with the Iowa Utilities Board against U S WEST in connection with such actions. At a hearing held to consider the complaint, U S WEST acknowledged that it had not dedicated resources to improve its processing of the Company's service orders to switch new customers to the Company's local service because of its desire to limit Centrex service. In an order issued on October 10, 1996, the Iowa Utilities Board determined that U S WEST's limitation on the processing of the Company's service orders constituted an unlawful discriminatory practice under Iowa law. On October 21, 1996, in accordance with the Iowa Utilities Board's order, the Company and U S WEST jointly filed supplemental evidence regarding a potential modification of order processing practices that would increase U S WEST's rate of processing service orders. However, since implementing the new process, U S WEST has not significantly increased its overall order processing rate. On December 23, 1996, the Company filed a report with the Iowa Utilities Board requesting further direction. On February 14, 1997, the Iowa Utilities Board clarified that U S WEST must eliminate numerical limitations on the Company's residential and business orders. U S WEST has agreed to process the Company's service orders within a standard five-day period. There can be no assurance, however, that the decision of or any further action by the Iowa Utilities Board will adequately resolve the service order problems or that such problems will not impair the Company's ability to expand or to attract new customers, which could have a material adverse effect on the Company.

     The Company's plans to provide local switched services are dependent upon obtaining favorable interconnection agreements with local exchange carriers. In August 1996, the FCC released the Interconnection Decision implementing the interconnection portions of the Telecommunications Act. Certain provisions of the Interconnection Decision were appealed to the U.S. Eighth Circuit Court of Appeals. In July 1997, the U.S. Eighth Circuit Court of Appeals vacated portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements, pending a decision on the merits. Although the decision vacating the Interconnection Decision does not prevent the Company from negotiating interconnection agreements with local exchange carriers, it does create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements, and could make negotiating such agreements more difficult and protracted. The FCC has announced that it plans to appeal the decision to the U.S. Supreme Court. There can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company.

     On June 14, 1997, the Company entered into the Merger Agreement with CCI. CCI is involved in various routine legal proceedings incidental to its business. In addition, on June 20, 1996, Direct

Media Corporation ("Direct Media"), a publisher of independent directories, filed a complaint in the U.S. District Court of Georgia against a wholly owned subsidiary of CCI, Consolidated Communications Directories, Inc. ("CCD"), Camden Telephone and Telegraph Co., Inc. ("Camden"), and TDS Telecom, Inc. ("TDS"), the majority owner of Camden, alleging violations of Sections 1 and 2 of the Sherman Antitrust Act by contracting in restraint of trade and attempting to monopolize commerce as it relates to a telephone directory covering Camden's service area. Direct Media has alleged that in 1993 Camden quoted to Direct Media an excessively high price per listing of "white pages" listings. Additionally, Direct Media has alleged that CCD acted in concert with Camden and TDS to deny Direct Media the information on a timely and complete basis. The relief sought includes over $150,000 for the antitrust violations; treble, exemplary and punitive damages for alleged violations of the Georgia Fair Business Practices Act; an order compelling the defendants to supply at reasonable, incremental cost, updated white pages listings; and costs of the suit; including reasonable attorneys' fees. The suit remains pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 29, 1997. All of the proposals presented for stockholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of the directors whose term of office as a director continued after the meeting. Each share of Class B Common Stock voted on the proposals set forth below had .40 votes per share. As of June 30, 1997, all shares of Class B Common Stock had been converted into shares of Class A Common Stock.

Proposal 1 -- Election of Directors
                                Term
                                Expires  Votes For            Votes Withheld
                                -------  -------------------  ---------------
Elected Director
     Clark E. McLeod               2000  32,889,885 Class A   334,406 Class A
                                         6,250,371.6 Class B
     Blake O. Fisher, Jr.          2000  32,889,885 Class A   334,406 Class A
                                         6,250,371.6 Class B
     Lee Liu                       2000  32,889,885 Class A   334,406 Class A
                                         6,250,371.6 Class B

Continuing Directors
     Stephen C. Gray               1999
     Russell E. Christiansen       1998
     Thomas M. Collins             1998
     Paul D. Rhines                1999

Proposal 2 -- Amendment to the Certificate of Incorporation to Change the Company's Name

     Votes For                  33,204,773 Class A; 6,250,371.6 Class B
     Votes Against              12,452 Class A
     Votes Withheld             7,066 Class A
     Broker Non-Votes           0

Proposal 3 -- Amendment to the Certificate of Incorporation to Eliminate the Class A Preferred Stock

     Votes For                  31,108,860 Class A; 6,250,371.6 Class B
     Votes Against              15,831 Class A
     Votes Withheld             18,399 Class A
     Broker Non-Votes           2,081,201 Class A

Proposal 4 -- Amendment to the Certificate of Incorporation to Increase the Number of Authorized Shares of Class A Common Stock

     Votes For                  29,320,966 Class A; 6,250,371.6 Class B
     Votes Against              3,408,485 Class A
     Votes Withheld             48,440 Class A
     Broker Non-Votes           446,400 Class A

Proposal 5 -- Amendment to the 1996 Employee Stock Option Plan to Increase the Number of Shares of Class A Common Stock That May Be Issued Thereunder

     Votes For                  22,016,420 Class A; 6,250,371.6 Class B
     Votes Against              9,102,636 Class A
     Votes Withheld             24,034 Class A
     Broker Non-Votes           2,081,201 Class A

Proposal 6 -- Ratification of the Appointment of the Company's Independent Public Accountants

     Votes For                  33,097,255 Class A; 6,250,371.6 Class B
     Votes Against              115,186 Class A
     Votes Withheld             11,850 Class A
     Broker Non-Votes           0

ITEM 5. OTHER INFORMATION

     On July 21, 1997, the Company completed a private offering of $225 million aggregate principal amount of 9 1/4% Senior Notes due July 15, 2007 (the "Senior Notes"). The Company received net proceeds of approximately $218 million from the Senior Note offering. Interest on the Senior Notes will be payable in cash semi-annually in arrears on July 15 and January 15 of each year at a rate of 9 1/4% per annum, commencing January 15, 1998. The Senior Notes rank pari passu in right of payment with the Discount Notes and Exchange Notes. As of June 30, 1997, the Senior Notes had not been registered under the Securities Act and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has agreed pursuant to a registration agreement to file not later than 60 days after the closing of the Senior Notes offering a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new registered notes of the Company having terms substantially identical in all material respects to the Senior Notes. The net proceeds to the Company from the offering will be used to fund expanded development and construction costs of the Company's fiber optic network; accelerated market expansion activities of the Company's telecommunications business; potential acquisitions, joint ventures and strategic alliances; the development, construction and operation of a PCS system; construction of the Company's corporate headquarters buildings; and for additional working capital and general corporate purposes, including funding operating deficits and net losses.

     The indenture relating to the Senior Notes imposes operating and financial restrictions on the Company and its subsidiaries that are substantially the same as the restrictions governing the Discount Notes and Exchange Notes described above in Note 3 to the Consolidated Financial Statements and incorporated by reference herein.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits


EXHIBIT
NUMBER                                        EXHIBIT DESCRIPTION
-------                                       -------------------

11.1           Statement regarding computation of loss per common share.

27.1           Financial Data Schedule.

99.1           Press release dated July 30, 1997.

    (b)  Reports on Form 8-K
    ---  -------------------


  On June 26, 1997, the Company filed a Current Report on Form 8-K which reported (i) the adoption of an amendment to Article 1 of the Company's Amended and Restated Certificate of Incorporation to change the name of the Company to "McLeodUSA Incorporated"; (ii) the Company's entering into an Asset Purchase Agreement with ESI Communications, Inc. ("ESI") et al. pursuant to which the Company agreed to acquire certain assets of ESI for an aggregate cash purchase price of $15,323,889; and (iii) the Company's entering into an Agreement and Plan of Reorganization with Consolidated Communications Inc. ("CCI") pursuant to which CCI will be merged with and into a newly formed wholly owned subsidiary of the Company (the "Merger"). As a result of the Merger, all of CCI's issued and outstanding capital stock will be converted into an aggregate of 8,488,613 shares of the Company's Class A common stock and $155 million in cash.

  On July 17, 1997, the Company filed a Current Report on Form 8-K to disclose that the Company had acquired substantially all of the assets of ESI pursuant to the above-referenced Asset Purchase Agreement.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    MCLEODUSA INCORPORATED

                                    (registrant)


Date: August 11, 1997               By: /s/ Stephen C. Gray
                                        -------------------
                                        Stephen C. Gray
                                        President and Chief Operating
                                        Officer


Date: August 11, 1997               By: /s/ Blake O. Fisher, Jr.
                                        ------------------------
                                        Blake O. Fisher, Jr.
                                        Chief Financial Officer, Executive
                                        Vice President, Corporate
                                        Administration and Treasurer

                               INDEX TO EXHIBITS

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                  EXHIBIT DESCRIPTION                               PAGE
-------                 -------------------                            ------------
11.1      Statement regarding computation of loss per common share.
27.1      Financial Data Schedule.
99.1      Press release dated July 30, 1997.
