Form 10-Q
period 1997-09-30
MCLEODUSA INC
filed 1997-11-14
CIK 919943

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD                TO
                                 --------------    ----------------

       COMMISSION FILE NUMBER 0-20763

                            MCLEODUSA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                        42-1407240
(STATE OF INCORPORATION)                      (IRS EMPLOYER IDENTIFICATION NO.)

      MCLEODUSA TECHNOLOGY PARK
          6400 C STREET SW
           P.O. BOX 3177
         CEDAR RAPIDS, IOWA                               52406-3177
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

  The number of shares outstanding of each class of the issuer's common stock as of October 31, 1997:

     Common Stock Class A:  ($.01 par value).................  61,572,248 shares

     Common Stock Class B:  ($.01 par value).................               None

                                     INDEX

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.................................................................   3

         Consolidated Balance Sheets, September 30, 1997 (unaudited) and December 31, 1996....   3

         Unaudited Consolidated Statements of Operations for the three and nine months ended
           September 30, 1997 and 1996........................................................   4

         Unaudited Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1997 and 1996........................................................   5

         Notes to Consolidated Financial Statements (unaudited)...............................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations......................................................................  11

PART II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings....................................................................  19

Item 6.  Exhibits and Reports on Form 8-K.....................................................  22

Signatures....................................................................................  24

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           1997          1996 *
                                                      --------------  -------------
                                                       (UNAUDITED)
                 ASSETS
Current Assets
     Cash and cash equivalents                           $  336,074       $ 96,480
     Investment in available-for-sale securities             84,395         80,518
     Trade receivables, net (Note 2)                        106,070         27,560
     Inventory                                                3,781          1,600
     Deferred expenses                                       30,403         12,156
     Prepaid expenses and other                              13,346          6,087
                                                         ----------       --------
          TOTAL CURRENT ASSETS                              574,069        224,401
                                                         ----------       --------
Property and Equipment
     Land and building                                       35,608          2,246
     Telecommunications networks                            171,885         32,041
     Furniture, fixtures and equipment                       62,953         22,302
     Networks in progress                                    76,853         35,481
     Building in progress                                     3,673          6,103
                                                         ----------       --------
                                                            350,972         98,173
     Less accumulated depreciation                           14,761          6,050
                                                         ----------       --------
                                                            336,211         92,123
                                                         ----------       --------
Investments, Intangible and Other Assets
     Investment in available-for-sale securities              5,421         47,474
     Other investments                                       30,913            ---
     Goodwill, net                                          273,827         57,012
     Customer lists, net                                     59,058         17,095
     Noncompete agreements, net                              15,089          6,737
     Deferred line installation costs, net                    7,533          2,083
     PCS licenses (Note 5)                                   32,807          4,800
     Other                                                   27,071          1,269
                                                         ----------       --------
                                                            451,719        136,470
                                                         ----------       --------
                                                         $1,361,999       $452,994
                                                         ==========       ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt                $    4,383       $    793
     Contracts and notes payable                             19,900            ---
     Accounts payable                                        41,200         15,807
     Accrued payroll and payroll related expenses            22,952          7,259
     Other accrued liabilities                               30,834          3,095
     Deferred revenue, current portion                        9,638          1,793
     Customer deposits                                       12,302          9,686
                                                         ----------       --------
          TOTAL CURRENT LIABILITIES                         141,209         38,433
                                                         ----------       --------
Long-term Debt, less current maturities (Note 3)            607,247          2,573
                                                         ----------       --------
Deferred Revenue, less current portion                       12,882          8,559
                                                         ----------       --------
Other long-term liabilities                                  21,205            ---
                                                         ----------       --------
Commitments
Stockholders' Equity
     Capital Stock:
          Preferred, $.01 par value; authorized
           2,000,000 shares, none issued; terms
           determined upon issuance                             ---            ---
          Common, Class A, $.01 par value; authorized
           250,000,000 shares; issued and outstanding
           1997 61,429,429 shares; 1996 36,172,817 shares       614            362
          Common, Class B, convertible, $.01 par value;
           authorized 22,000,000 shares; issued and
           outstanding 1997 none; 1996 15,625,929 shares        ---            156
     Additional paid-in capital                             680,223        450,736
     Accumulated deficit                                   (101,381)       (47,825)
                                                         ----------       --------
                                                            579,456        403,429
                                                         ----------       --------
                                                         $1,361,999       $452,994
                                                         ==========       ========

        *Condensed from audited financial statements.

                See Notes to Consolidated Financial Statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                          ---------------------  ---------------------
                                             1997       1996        1997       1996
                                          ----------  ---------  ----------  ---------
Revenues:
     Telecommunications:
     Local and long distance                $ 26,783    $10,991    $ 60,182   $ 28,934
     Private line and data                     2,848      2,604       7,517      8,115
     Network maintenance and equipment         6,396      1,475      11,815      4,427
                                            --------    -------    --------   --------
     Total telecommunications revenue         36,027     15,070      79,514     41,476
     Directory                                11,073        ---      45,560        ---
     Telemarketing                             2,225      4,021       6,521      4,021
                                            --------    -------    --------   --------
          TOTAL REVENUES                      49,325     19,091     131,595     45,497
Operating expenses:
     Cost of service                          31,917     12,969      80,680     31,693
     Selling, general and administrative      31,045     11,650      83,428     25,626
     Depreciation and amortization             6,355      2,161      15,708      4,734
     Other                                        82        ---       2,689        ---
                                            --------    -------    --------   --------

          TOTAL OPERATING EXPENSES            69,399     26,780     182,505     62,053
                                            --------    -------    --------   --------
          OPERATING LOSS                     (20,074)    (7,689)    (50,910)   (16,556)

Nonoperating income (expense):
     Interest income                           7,618      2,899      18,070      3,404
     Interest (expense)                      (11,270)       (23)    (20,756)      (544)
     Other income                                 21        278          40        278
                                            --------    -------    --------   --------
          TOTAL NONOPERATING INCOME
               (EXPENSE)                      (3,631)     3,154      (2,646)     3,138
                                            --------    -------    --------   --------
          LOSS BEFORE INCOME TAXES           (23,705)    (4,535)    (53,556)   (13,418)

Income taxes                                     ---        ---         ---        ---
                                            --------    -------    --------   --------
          NET LOSS                          $(23,705)   $(4,535)   $(53,556)  $(13,418)
                                            ========    =======    ========   ========
Loss per common and common equivalent share $  (0.45)   $ (0.10)   $  (1.02)  $  (0.33)
                                            ========    =======    ========   ========
Weighted average common and common
equivalent shares outstanding                 53,335     46,233      52,752     41,188
                                            ========    =======    ========   ========

                See Notes to Consolidated Financial Statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    ----------------------
                                                                       1997        1996
                                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                       $ (53,556)  $ (13,418)
     Adjustments to reconcile net loss to net cash (used in)
      operating activities:
          Depreciation                                                  8,290       2,243
          Amortization                                                  7,418       2,832
          Accretion of interest on senior discount notes               18,343         ---
          Changes in assets and liabilities, net of effects
           of acquisitions (Note 5):
          (Increase) in trade receivables                             (13,510)     (6,598)
          (Increase) in inventory                                        (320)     (2,694)
          (Increase) in deferred expenses                              (1,544)       (730)
          (Increase) in deferred line installation costs               (6,731)       (842)
          Increase in accounts payable and accrued expenses            19,077       4,095
          Increase in deferred revenue                                  6,661       6,354
          Increase in customer deposits                                 2,616       1,027
          Other, net                                                   (3,260)     (2,727)
                                                                    ---------   ---------

               NET CASH (USED IN) OPERATING ACTIVITIES                (16,516)    (10,458)
                                                                    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                             (104,138)    (39,742)
     Available-for-sale securities:
          Purchases                                                  (107,126)   (123,012)
          Sales                                                        88,177      39,047
          Maturities                                                   86,497         ---
     Acquisitions (Note 5)                                           (180,373)    (78,868)
     Payments on PCS licenses (Note 5)                                (28,007)     (4,889)
     Other                                                               (892)       (950)
                                                                    ---------   ---------

               NET CASH (USED IN) INVESTING ACTIVITIES               (245,862)   (208,414)
                                                                    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit agreements                              ---      50,238
     Payments on line of credit agreements                                ---     (52,441)
     Payments on contracts and notes payable                           (5,455)        ---
     Net proceeds from long-term debt                                 508,038       2,012
     Payments on long-term debt                                        (1,221)         (8)
     Net proceeds from issuance of common stock                           610     258,131
     Other                                                                ---        (302)
                                                                    ---------   ---------

               NET CASH PROVIDED BY FINANCING ACTIVITIES              501,972     257,630
                                                                    ---------   ---------

               NET INCREASE IN CASH AND CASH EQUIVALENTS              239,594      38,758

CASH AND CASH EQUIVALENTS:
     Beginning                                                         96,480         ---
                                                                    ---------   ---------
     Ending                                                         $ 336,074   $  38,758
                                                                    =========   =========

                See Notes to Consolidated Financial Statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION AS OF AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1997 AND 1996 IS UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

        Interim Financial Information (unaudited): The financial statements and notes related thereto as of September 30, 1997, and for the three and nine month periods ended September 30, 1997 and 1996, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, it recommends that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997.

NOTE 2: SUPPLEMENTAL ASSET DATA

        Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

        Trade Receivables: The composition of trade receivables, net is as follows:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                   --------------  -------------
                                                          (IN THOUSANDS)
Trade Receivables:
     Billed                                             $ 83,964        $22,846
     Unbilled                                             30,347          8,613
                                                        --------        -------

                                                         114,311         31,459
Allowance for doubtful accounts and discounts             (8,241)        (3,899)
                                                        --------        -------

                                                        $106,070        $27,560
                                                        ========        =======

        Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

        Goodwill and customer lists: Goodwill and customer lists resulting from the Company's acquisitions are being amortized over a range of 5 to 30 years using the straight-line method and are periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization on goodwill totaled $3,200,000 and $1,049,000 and accumulated amortization on customer lists totaled $1,689,000 and $432,000 at September 30, 1997 and December 31, 1996, respectively.

        Noncompete agreements: Noncompete agreements primarily relate to directories acquired by McLeodUSA Media Group, Inc., previously doing business as Telecom*USA Publishing Company ("McLeodUSA Publishing") and are being amortized by the straight-line method over various periods. Accumulated amortization on noncompete agreements totaled $1,038,000 and $250,000 at September 30, 1997 and December 31, 1996, respectively.

        Deferred line installation costs: Deferred line installation costs include costs incurred in the establishment of local access lines for customers and are being amortized on the straight-line method over the life of the average customer contract. The contracts' terms do not exceed 60 months.

Accumulated amortization on deferred line installation costs totaled $2,429,000 and $1,148,000 at September 30, 1997 and December 31, 1996, respectively.

NOTE 3: LONG-TERM DEBT

        On March 4, 1997, the Company completed a private offering of $500 million principal amount at maturity of 10 1/2% Senior Discount Notes due March 1, 2007 (the "Senior Discount Notes"). The Senior Discount Notes were issued at an original issue discount in which the Company received approximately $289.6 million in net proceeds. The Company filed a registration statement with the Commission for the registration of $500 million principal amount at maturity of 10 1/2% Senior Discount Notes due March 1, 2007 (the "Senior Discount Exchange Notes") to be offered in exchange for the Senior Discount Notes (the "Senior Discount Note Exchange Offer"). The registration statement was declared effective by the Commission on July 28, 1997 and the Senior Discount Note Exchange Offer was commenced. The Senior Discount Note Exchange Offer expired on August 24, 1997, and all of the Senior Discount Notes were exchanged for the Senior Discount Exchange Notes. The form and terms of the Senior Discount Exchange Notes are identical in all material respects to the form and terms of the Senior Discount Notes except that (i) the Senior Discount Exchange Notes have been registered under the Securities Act of 1933 (the "Securities Act") and
(ii) holders of the Senior Discount Exchange Notes are not entitled to certain rights under a registration agreement relating to the Senior Discount Notes. The Senior Discount Exchange Notes accrete from March 4, 1997 at a rate of 10 1/2% per year, compounded semi-annually, to an aggregate principal amount of $500 million by March 1, 2002. At September 30, 1997, the accreted balance of the Senior Discount Exchange Notes was $318.3 million. Interest will not accrue on the Senior Discount Exchange Notes prior to March 1, 2002. Thereafter, interest on the Senior Discount Exchange Notes will accrue at a rate of 10 1/2% per annum, payable in cash semi-annually on March 1 and September 1 commencing September 1, 2002. The indenture relating to the Senior Discount Exchange Notes contains, subject to certain exceptions and qualifications, certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of its assets.

        On July 21, 1997, the Company completed a private offering of $225 million aggregate principal amount of 9 1/4% Senior Notes due July 15, 2007 (the "Senior Notes"). The Company received net proceeds of approximately $218.5 million from the Senior Note offering. Interest on the Senior Notes will be payable in cash semi-annually in arrears on July 15 and January 15 of each year at a rate of 9 1/4% per annum, commencing January 15, 1998. The Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of September 30, 1997, the Company had no outstanding subordinated indebtedness and, other than the Senior Discount Exchange Notes, had no outstanding indebtedness that would rank pari passu with the Senior Notes. As of September 30, 1997, the Senior Notes had not been registered under the Securities Act and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has filed a registration statement with the Commission for the registration of $225 million aggregate principal amount of 9 1/4% Senior Notes due July 15, 2007 (the "Exchange Notes") to be offered in exchange for the Senior Notes (the "Exchange Offer"). The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Senior Notes except that (i) the Exchange Notes will have been registered under the Securities Act and (ii) holders of the Exchange Notes will not be entitled to certain rights under a registration agreement relating to the Senior Notes. As of September 30, 1997, the registration statement had not been declared effective and the Exchange Offer had not been commenced.

        The indenture relating to the Senior Notes imposes operating and financial restrictions on the Company and its subsidiaries that are substantially the same as the restrictions governing the Senior Discount Exchange Notes.

        In connection with its acquisition of CCI (as defined herein) on September 24, 1997, the Company assumed approximately $62.3 million in long-term debt including $2.1 million of current maturities.

NOTE 4: SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       ---------------------
                                                                         1997         1996
                                                                       --------     --------
                                                                           (IN THOUSANDS)
                                                                            (UNAUDITED)
Supplemental Disclosure of Cash Flow Information
     Cash payment for interest, net of interest capitalized 1997
      $2,881,000; 1996 $204,000                                        $    ---     $    761
                                                                       ========     ========
Supplemental Schedule of Noncash Investing and Financing Activities

     Release of 56,177 shares of Class A Common Stock from escrow to certain of the shareholders of Ruffalo, Cody & Associates,
      Inc. ("Ruffalo Cody") as additional consideration for the
      Company's acquisition of Ruffalo Cody in July 1996               $  1,347
                                                                       ========
     Capital leases incurred for the acquisition of property and
      equipment                                                           2,988
                                                                       ========
     Acquisition of Digital Communications of Iowa, Inc. (Note 5)
          Cash acquisition costs                                       $     29
          Stock issued                                                    2,250
                                                                       --------

                                                                          2,279
                                                                       ========

          Working capital acquired, net                                $    543
          Fair value of other assets acquired, principally furniture,
            fixtures and equipment                                          658
          Goodwill                                                        1,118
          Long-term debt assumed                                            (40)
                                                                       --------

                                                                       $  2,279
                                                                       ========
     Acquisition of Fronteer Financial Holdings, Ltd. directories
     (Note 5):
          Cash purchase price                                          $  1,500
          Contract payable                                                1,700
          Option agreement                                                  500
                                                                       --------

                                                                       $  3,700
                                                                       ========

          Customer list                                                $  1,350
          Noncompete agreement                                            2,350
                                                                       --------

                                                                       $  3,700
                                                                       ========
     Acquisition of Indiana Directories, Inc. directories (Note 5)
          Cash purchase price                                          $  6,000
          Contract payable                                                4,031
                                                                       --------

                                                                       $ 10,031
                                                                       ========

          Furniture, fixtures and equipment                            $    150
          Customer list                                                   4,880
          Noncompete agreement                                            5,001
                                                                       --------

                                                                       $ 10,031
                                                                       ========
     Acquisition of ESI Communications, Inc. (Note 5)
          Cash purchase price                                          $ 15,228
                                                                       ========
          Working capital acquired, net                                $  2,170
          Fair value of other assets acquired                               493
          Goodwill                                                       12,960
          Customer list                                                     358
          Noncompete agreement                                               18
          Long-term debt assumed                                           (771)
                                                                       --------

                                                                       $ 15,228
                                                                       ========

                                       8


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       ---------------------
                                                                         1997         1996
                                                                       --------     --------
                                                                          (IN THOUSANDS)
                                                                            (UNAUDITED)
Acquisition of Smart Pages, Inc and Yellow Pages Publishers, Inc.
directories (Note 5):
          Cash purchase price                                          $    749
          Contract payable                                                1,124
          Promissory note                                                   100
                                                                       --------

                                                                          1,973
                                                                       ========

          Customer list                                                $    967
          Noncompete agreement                                            1,006
                                                                       --------

                                                                       $  1,973
                                                                       ========
     Acquisition of Consolidated Communications, Inc. (Note 5)
          Cash purchase price                                          $155,000
          Acquisition costs                                               3,207
          Stock issued                                                  223,675
                                                                       --------

                                                                        381,822
                                                                       ========

          Working capital acquired, net                                $ 40,999
          Fair value of other assets acquired                           182,799
          Goodwill                                                      203,480
          Customer list                                                  35,434
          Noncompete agreement                                              713
          Long-term debt and other liabilities assumed                  (81,543)
                                                                       --------

                                                                        381,822
                                                                       ========

NOTE 5: ACQUISITIONS AND COMMITMENTS

        Digital Communications of Iowa, Inc. ("Digital Communications"): On January 30, 1997, the Company issued 84,430 shares of the Company's Class A common stock, par value $.01 per share (the "Class A Common Stock"), in exchange for all the outstanding shares of Digital Communications, in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $2.3 million based on the average closing market price of the Class A Common Stock at the time of the acquisition.

        Directories: On February 25, 1997, McLeodUSA Publishing acquired six directories from Fronteer Financial Holdings, Ltd., ("Fronteer") for a total estimated cash purchase price of approximately $3.7 million.

        On March 31, 1997, McLeodUSA Publishing acquired 26 telephone directories published by Indiana Directories, Inc. ("Indiana Directories") at a cash purchase price of approximately $10 million.

        On September 22, 1997, McLeodUSA Publishing acquired two telephone directories published by Smart Pages, Inc. and Yellow Pages Publishers, Inc. ("Smart Pages") at a purchase price to be determined based on the sum of the revenues derived from the last Smart Pages editions of the directories. The cash purchase price is currently estimated to be approximately $2 million.

        ESI Communications, Inc. ("ESI"): On June 10, 1997, the Company acquired substantially all of the assets of ESI and related entities for an aggregate cash purchase price of approximately $15.2 million.

        Personal Communications Services ("PCS") licenses: In April and June 1997, the Federal Communications Commission ("FCC") granted to the Company a total of 26 "D" and "E" block frequency PCS licenses and in September 1997 the Company acquired one such license in connection with its acquisition of CCI (the "CCI PCS license"), in a total of 25 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The PCS licenses allow the Company to provide wireless telecommunications services to its customers in the markets covered by the licenses. The Company paid the FCC an aggregate of approximately $32.8 million for the 26 PCS licenses granted to the Company by the FCC in April and June 1997. Prior to the completion of the Company's acquisition of CCI, CCI paid the FCC for the CCI PCS license acquired by the Company in September 1997.

        Consolidated Communications, Inc. ("CCI"): On September 24, 1997, pursuant to the terms and conditions of that certain Agreement and Plan of Reorganization dated as of June 14, 1997 (the "Merger Agreement"), the Company issued 8,488,586 shares of Class A Common Stock and paid approximately $155 million in cash to the shareholders of CCI in exchange for all of the outstanding shares of CCI in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $381.8 million based on the average price of the Class A Common Stock five days before and after the date of the Merger Agreement. The purchase price includes approximately $3.2 million of estimated direct acquisition costs.

        The unaudited consolidated results of operations for the nine months ended September 30, 1997 and 1996 on a pro forma basis as though CCI had been acquired as of the beginning of the respective periods are as follows:

                                                    1997        1996
                                                 ----------  ----------
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)
Revenue                                           $325,900    $231,932
Net loss                                           (61,053)    (14,024)
Loss per common and common equivalent share          (1.00)      (0.28)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements included in this discussion relating, but not limited to, future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, technological changes and development of a PCS system, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in the Company's business, changes in the competitive climate in which the Company operates and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997 and which section is incorporated herein by reference.

        Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

OVERVIEW

        The Company derives its revenue from (i) the sale of local and long distance telecommunications services to end users, (ii) telecommunications network maintenance services and telephone equipment sales, service and installation, (iii) private line and data services, (iv) the sale of advertising space in telephone directories, (v) the operation of an independent local exchange company, ICTC (as defined below), acquired as a result of the acquisition of CCI, and (vi) telemarketing services.

        The Company began offering "bundled" local and long distance services to business customers in January 1994. At the end of 1995, the Company began providing, on a test basis, long distance services to residential customers. In June 1996, the Company began marketing and offering to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of telecommunications services, marketed under the name PrimeLine(R), that includes local and long distance service, voice mail, paging, Internet access and travel card services. The Company expanded its PrimeLine(R) service to certain additional cities in Iowa and Illinois and began offering the service to customers in North Dakota and South Dakota during the first nine months of 1997. The Company plans to continue its efforts to market and provide local, long distance and other telecommunications services to business customers and plans to accelerate its efforts to market its PrimeLine(R) service to residential customers. The Company believes its efforts to market its integrated telecommunications services have been enhanced by its July 1996 acquisition of Ruffalo Cody which specializes in direct marketing and telemarketing services, including telecommunications sales, and its September 1996 acquisition of McLeodUSA Publishing, which publishes and distributes "white page" and "yellow page" telephone directories in nineteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets and its September 1997 acquisition of CCI, including its subsidiary CCD (as defined below), which publishes and distributes "white" and "yellow page" directories in 38 states and the United States Virgin Islands.

        In September 1997, the Company completed its acquisition of CCI, a diversified telecommunications holding company based in Mattoon, Illinois. CCI's wholly owned subsidiary Illinois Consolidated Telephone Company ("ICTC") is an independent local exchange carrier serving approximately 71,400 customers in east central Illinois. CCI's wholly owned subsidiary Consolidated Communications Telecom Services Inc. ("CCTS") is a competitive local exchange carrier offering integrated local, long distance and other telecommunications services to approximately 5,800 customers in central and southern Illinois. CCI's wholly owned subsidiary Consolidated Communications Directories Inc. ("CCD") publishes and distributes "white page" and "yellow page" telephone directories in 38 states and the United States Virgin Islands. CCI also operates an operator service company, an inmate pay-phone company and a full service telemarketing agency. In addition, CCI owns a majority interest in a cable television company serving customers in Greene, Sangamon and Menard counties in Illinois and in Benton Harbor, Michigan, and owns a minority interest in a cellular telephone partnership. The Company believes the acquisition of CCI will allow it to enhance its efforts to offer its telecommunications services in adjoining target markets including expansion into Indiana and Missouri, states where CCI currently is providing telecommunications services.

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

        In January and February 1996, the Company granted options to purchase an aggregate of 965,166 and 688,502 shares of its Class A Common Stock, respectively, at an exercise price of $2.67 per share, to certain directors, officers and other employees. The estimated fair market value of these options, in the aggregate, at the date of grant was later determined to exceed the aggregate exercise price by approximately $9.2 million. Additionally, in September 1997, the Company granted options to purchase an aggregate of 1,483, 245 shares of its Class A Common Stock at an exercise price of $24.50 to certain officers and employees of CCI. The fair market value of these options, in the aggregate, at the date of grant exceeded the aggregate exercise price by approximately $15.9 million. These amounts are being amortized on a monthly basis over the four-year vesting period of the options.

        The Company has experienced operating losses since its inception as a result of efforts to build its customer base, develop and construct its network infrastructure, build its internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and geographic coverage. Accordingly, the Company expects that its cost of service, SG&A and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results. While the merger with CCI is expected to have a positive effect on operating losses and cash flows from operations, the Company anticipates that with the projected increases in capital expenditures it will continue to generate significant negative cash flows during the next several years while it installs and expands its fiber optic network and develops and constructs its proposed PCS system. In addition, the Company may be forced to change its pricing policies to respond to a changing competitive environment, and there can be no assurance that the Company will be able to maintain its operating margin. There can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability or positive cash flows.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

        Total revenue increased from $19.1 million for the three months ended September 30, 1996 to $49.3 million for the three months ended September 30, 1997, representing an increase of $30.2 million or 158%. Revenue from the sale of local and long distance telecommunications services accounted for $15.8 million of the increase, including $2.8 million contributed by CCI, which was acquired on September 24, 1997. In addition, revenue from McLeodUSA Publishing, which was acquired in September 1996, contributed $11.1 million to the increase. The remaining increase was primarily due to the acquisitions of Digital Communications and ESI in January 1997 and June 1997, respectively, offset by a decrease of

$1.8 million in telemarketing revenues caused by the December 1996 termination of Ruffalo Cody's contract with a major long distance company to provide telemarketing services.

        Cost of service increased from $13 million for the three months ended September 30, 1996, to $31.9 million for the three months ended September 30, 1997, representing an increase of $18.9 million or 146%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of McLeodUSA Publishing, Digital Communications, ESI and CCI, which contributed an aggregate of $8.8 million to the increase. Ruffalo Cody's cost of service for the three months ended September 30, 1997 decreased $1.3 million as compared to the same period in 1996 due to the loss of the major contract. Cost of service as a percentage of revenue decreased from 68% for the three months ended September 30, 1996 to 65% for the three months ended September 30, 1997, primarily as a result of these acquisitions. The cost of providing local and long distance services as a percentage of local and long distance telecommunications revenue increased from 73% for the three months ended September 30, 1996 to 75% for the three months ended September 30, 1997, primarily as a result of increased line costs associated with the Company's accelerated expansion into new markets.

        SG&A increased from $11.7 million for the three months ended September 30, 1996 to $31 million for the three months ended September 30, 1997, an increase of $19.3 million or 167%. The acquisitions of McLeodUSA Publishing, Digital Communications, ESI and CCI contributed an aggregate of $9 million to the increase offset by a $749,000 decrease in Ruffalo Cody's SG&A expenses. Also contributing to this increase were increased costs of $11 million related primarily to expansion of selling, customer support and administration activities to support the Company's growth.

        Depreciation and amortization expenses increased from $2.2 million for the three months ended September 30, 1996 to $6.4 million for the three months ended September 30, 1997, representing an increase of $4.2 million or 194%. This increase consisted of $1.8 million related to the acquisitions of Ruffalo Cody, McLeodUSA Publishing, Digital Communications, ESI and CCI, and $2.4 million due primarily to the growth of the Company's network.

        Other operating expenses represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with CCD directories in progress at the time the Company acquired CCI.

        Interest income increased from $2.9 million for the three-month period ended September 30, 1996, to $7.6 million for the same period in 1997. This increase resulted from increased earnings on investments made with a portion of the proceeds from the Company's offerings of Class A Common Stock in June and November 1996 and from the private offerings of the Senior Discount Notes and the Senior Notes in March and July 1997, respectively.

        Gross interest expense increased from $23,000 for the third quarter of 1996 to $12.7 million for the third quarter of 1997. This increase was primarily a result of accretion of interest on the Senior Discount Notes of $7.9 million and accrual of interest on the Senior Notes of $4.3 million. Interest expense of approximately $1.5 million and $0 was capitalized as part of the Company's construction of fiber optic network during the third quarter of 1997 and 1996, respectively.

        Net loss increased from $4.5 million for the three months ended September 30, 1996 to $23.7 million for the three months ended September 30, 1997, an increase of $19.2 million. This increase resulted primarily from the expansion of the Company's local and long distance telecommunications services and costs related to the Company's acquisitions. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

        Total revenue increased from $45.5 million for the nine months ended September 30, 1996 to $131.6 million for the nine months ended September 30, 1997, representing an increase of $86.1 million or 189%. Revenue from the sale of local and long distance telecommunications services accounted for $31.2 million of this increase, including $2.8 million contributed by CCI. In addition, revenues from McLeodUSA Publishing contributed $45.6 million to the increase. The remaining increase was primarily due to the acquisitions of Ruffalo Cody, Digital Communications and ESI in July 1996, January 1997 and June 1997, respectively.

        Cost of service increased from $31.7 million for the nine months ended September 30, 1996, to $80.7 million for the nine months ended September 30, 1997, representing an increase of $49 million or 155%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Ruffalo Cody, McLeodUSA Publishing, Digital Communications, ESI and CCI which contributed an aggregate of $23.5 million to the increase. Cost of service as a percentage of revenue decreased from 70% for the nine months ended September 30, 1996 to 61% for the nine months ended September 30, 1997, primarily as a result of these acquisitions. The cost of providing local and long distance services as a percentage of local and long distance telecommunications revenue increased from 72% for the nine months ended September 30, 1996 to 77% for the nine months ended September 30, 1997, primarily as a result of increased line costs associated with the Company's accelerated expansion into new markets.

        SG&A increased from $25.6 million for the nine months ended September 30, 1996 to $83.4 million for the nine months ended September 30, 1997, an increase of $57.8 million or 226%. The acquisitions of Ruffalo Cody, McLeodUSA Publishing, Digital Communications, ESI and CCI contributed an aggregate of $27.6 million to the increase. Also contributing to this increase were increased costs of $30.2 million primarily related to expansion of selling, customer support and administration activities to support the Company's growth.

        Depreciation and amortization expenses increased from $4.7 million for the nine months ended September 30, 1996 to $15.7 million for the nine months ended September 30, 1997, representing an increase of $11 million or 231%. This increase consisted of $4.7 million related to the acquisitions of Ruffalo Cody, McLeodUSA Publishing, Digital Communications, ESI and CCI and $6.3 million due primarily to the growth of the Company's network.

        Other operating expenses represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with CCD directories in progress at the time the Company acquired CCI.

        Interest income increased from $3.4 million for the nine-month period ended September 30, 1996, to $18.1 million for the same period in 1997. This increase resulted from increased earnings on investments made with a portion of the proceeds from the Company's offerings of Class A Common Stock in June and November 1996 and from the private offerings of the Senior Discount Notes and the Senior Notes in March 1997 and July 1997, respectively.

        Gross interest expense increased from $748,000 for the first nine months of 1996 to $23.6 million for the first nine months of 1997. This increase was primarily a result of accretion of interest on the Senior Discount Notes of $18.3 million and accrual of interest on the Senior Notes of $4.3 million. Interest expense of approximately $2.9 million and $204,000 was capitalized as part of the Company's construction of fiber optic network during the first nine months of 1997 and 1996, respectively.

        Net loss increased from $13.4 million for the nine months ended September 30, 1996 to $53.6 million for the nine months ended September 30, 1997, an increase of $40.2 million. This increase resulted primarily from the expansion of the Company's local and long distance telecommunications services and costs related to the Company's acquisitions. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's total assets increased from $453 million at December 31, 1996 to $1.4 billion at September 30, 1997, primarily due to the net proceeds of approximately $508 million from the Company's March 1997 and July 1997 private offerings of the Senior Discount Notes and Senior Notes, respectively, and the acquisition of CCI in September 1997. At September 30, 1997, the Company's current assets of $574.1 million exceeded its current liabilities of $141.2 million, providing working capital of $432.9 million, which represents an increase of $246.9 million compared to December 31, 1996 primarily attributable to the net proceeds from the Senior Discount Notes and the Senior Notes. At December 31, 1996, the Company's current assets of $224.4 million exceeded current liabilities of $38.4 million, providing working capital of $186 million.

        The net cash used in operating activities totaled $16.5 million for the nine months ended September 30, 1997 and $10.5 million for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, cash for operating activities was used primarily to fund the Company's net loss of $53.6 million for such period. The Company also required cash to fund the growth in accounts receivable and deferred line installation costs of $13.5 million and $6.7 million, respectively, as a result of the expansion of the Company's local and long distance telecommunications services. During the nine months ended September 30, 1996, cash for operating activities was used primarily to fund the Company's net loss of $13.4 million for such period. The Company also required cash to fund the growth in trade receivables and other assets of $6.6 million and $2.7 million, respectively, offset by an increase in accounts payable and accrued expenses of $4.1 million.

        The Company's investing activities used cash of $245.9 million during the nine months ended September 30, 1997 and $208.4 million during the nine months ended September 30, 1996. The equipment required for the expansion of the Company's local and long distance telecommunications services, the Company's development and construction of its fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $104.1 million and $39.7 million during the nine months ended September 30, 1997 and 1996, respectively.

        In April and June 1997, the FCC granted to the Company a total of 26 "D" and "E" block frequency PCS licenses and in September 1997 the Company acquired the CCI PCS license, in a total of 25 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The PCS licenses allow the Company to provide wireless telecommunications services to its customers in the markets covered by the licenses. The Company paid the FCC an aggregate of approximately $32.8 million for the 26 PCS licenses granted to the Company by the FCC in April and June 1997. Prior to the completion of the Company's acquisition of CCI, CCI paid the FCC for the CCI PCS license acquired by the Company in September 1997.

        The Company used cash of $23.5 million to acquire Digital Communications and ESI in January 1997 and June 1997, respectively, and directories from Fronteer, Indiana Directories, and Smart Pages in February 1997, March 1997, and September 1997, respectively.

        On September 24, 1997, pursuant to the terms and conditions of the Merger Agreement, the Company issued 8,488,586 shares of Class A Common Stock and paid approximately $155 million in cash to the shareholders of CCI in exchange for all of the outstanding shares of CCI in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $381.8 million based on the average price of the Class A Common Stock five days before and after the date of the Merger Agreement. The purchase price includes approximately $3.2 million of estimated direct acquisition costs.

        These uses of cash for investing activities during the nine months ended September 30, 1997 were partially offset by net proceeds of $67.5 million from the sales and maturities of available-for-sale securities.

        Cash received from net financing activities was $502 million during the nine months ended September 30, 1997, primarily as a result of the Company's private offerings of the Senior Discount Notes in March 1997 and the Senior Notes in July 1997. Cash received from financing activities during the nine months ended September 30, 1996 was $257.6 million and was primarily obtained from the Company's initial public offering of Class A Common Stock in June 1996. The Company paid off and canceled its bank line of credit facility with a portion of the proceeds from this offering.

        On March 4, 1997, the Company received net proceeds of approximately $289.6 million from a private offering of the Senior Discount Notes. The Company filed a registration statement with the Commission for the registration of the Senior Discount Exchange Notes to be offered in exchange for the Senior Discount Notes. The registration statement was declared effective by the Commission on July 28, 1997 and the Senior Discount Note Exchange Offer was commenced. The Senior Discount Note Exchange Offer expired on August 24, 1997, and all of the Senior Discount Notes were exchanged for the Senior Discount Exchange Notes. The form and terms of the Senior Discount Exchange Notes are identical in all material respects to the form and terms of the Senior Discount Notes except that
(i) the Senior Discount Exchange Notes have been registered under the Securities Act and (ii) holders of the Senior Discount Exchange Notes are not entitled to certain rights under a registration agreement relating to the Senior Discount Notes. The Senior Discount Exchange Notes will accrete to an aggregate principal amount of $500 million by March 1, 2002. Interest will not accrue on the Senior Discount Exchange Notes prior to March 1, 2002. Thereafter, interest will accrue at a rate of 10 1/2% per annum and will be payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2002. The Senior Discount Exchange Notes will be redeemable, at the option of the Company, in whole or in part, at any time on or after March 1, 2002, at 105.25% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 1, 2005. In the event of certain equity investments in the Company by certain strategic investors on or before March 1, 2000, the Company may, at its option, use all or a portion of the net proceeds therefrom to redeem up to a maximum of 33 1/3% of the original principal amount of the Senior Discount Exchange Notes at a redemption price of 110.5% of the accreted value thereof. In addition, in the event of a Change of Control (as defined in the Indenture relating to the Senior Discount Exchange Notes) of the Company, each holder of Senior Discount Exchange Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Discount Exchange Notes at a purchase price equal to 101% of the accreted value thereof prior to March 1, 2002, or 101% of the principal amount thereof plus accrued and unpaid interest, if any, on or after March 1, 2002. The Senior Discount Exchange Notes will mature on March 1, 2007.

        The Senior Discount Exchange Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all other existing and future senior unsecured obligations of the Company and rank senior to all other existing and future subordinated debt of the Company. The Senior Discount Exchange Notes are effectively subordinated to all existing and future secured indebtedness of the Company and its subsidiaries to the extent of the value of the assets securing such indebtedness. The Senior Discount Exchange Notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of the Company's subsidiaries.

        On July 21, 1997, the Company completed a private offering of the Senior Notes. The Company received net proceeds of approximately $218.5 million from the Senior Note offering. Interest on the Senior Notes will be payable in cash semi-annually in arrears on July 15 and January 15 of each year at a rate of 9 1/4% per annum, commencing January 15, 1998. The Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of September 30, 1997, the Company had no outstanding subordinated indebtedness and, other than the Senior Discount Exchange Notes, had no outstanding indebtedness that would rank pari passu with the Senior Notes. The Senior Notes will mature on July 15, 2007. As of September 30, 1997, the Senior Notes had not been registered under the Securities Act and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has filed a registration statement with the Commission for the registration of $225 million aggregate principal amount of Exchange Notes to be offered in exchange for the Senior

Notes. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Senior Notes except that (i) the Exchange Notes will have been registered under the Securities Act and (ii) holders of the Exchange Notes will not be entitled to certain rights under a registration agreement relating to the Senior Notes (the Senior Notes and the Exchange Notes are referred to collectively, as the "Notes"). As of September 30, 1997, the Exchange Offer had not been commenced. Interest on the Notes will accrue at the rate of 9 1/4% per annum and will be payable in cash semi-annually in arrears on July 15 and January 15, commencing January 15, 1998. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2002 at 104.625% of their principal amount at maturity, plus accrued and unpaid interest, declining to 103.083% of their principal amount at maturity, plus accrued and unpaid interest, on or after July 15, 2003 and declining to 101.542% of their principal amount at maturity, plus accrued and unpaid interest, on or after July 15, 2004. In the event of certain equity investments in the Company by certain strategic investors on or before July 15, 2000, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the originally issued principal amount of the Notes at a redemption price equal to 109.25% of the principal amount of the Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 66 2/3% of the originally issued principal amount of the Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the Indenture relating to the Notes) of the Company, each holder of Notes shall have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the principal amount of the Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the Indenture relating to the Notes).

       The indentures relating to the Senior Discount Exchange Notes and the Notes impose operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

        As of September 30, 1997, the Company estimates that its aggregate capital requirements for the remainder of 1997, 1998 and 1999 will be approximately $404 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network,
(ii) market expansion activities, (iii) developing, constructing and operating a PCS system, and (iv) constructing its new corporate headquarters and associated buildings. These capital requirements are expected to be funded, in large part, out of the approximately $218.5 million in net proceeds from the Company's private offering of the Senior Notes in July 1997, the approximately $174 million in net proceeds remaining from the Company's March 1997 private offering of the Senior Discount Notes, and lease payments to the Company for portions of the Company's networks.

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

EFFECTS OF NEW ACCOUNTING STANDARDS

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Its objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. SFAS 129 incorporates related disclosure requirements from APB Opinion No. 10, "Disclosure of Long-Term Obligations," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements for those standards. Both statements are effective for fiscal years ending after December 15, 1997. The Company will adopt the statements effective December 31, 1997 and does not expect adoption of the statements to have a significant impact on its current earnings per share calculation and disclosures.

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

        The Company is dependent on the Regional Bell Operating Companies for provision of its local and certain of its long distance services. As of the date hereof, U S WEST Communications, Inc. ("U S WEST") and Ameritech Corporation ("Ameritech") are the Company's sole suppliers of access to local central office switches or, in the case of customers served in central Illinois, to local lines. The Company uses such access to either partition the local switch or transmit traffic over unbundled local line segments and provide local service to its customers.

        The Company purchases access to local switches in the form of a product generally known as "Centrex." Without such access, the Company could not currently provide bundled local and long distance services to most of its customers, although it could provide stand-alone long distance service. Since the Company believes its ability to offer bundled local and long distance services is critical to its current sales efforts, any successful effort by U S WEST or Ameritech to deny or substantially limit the Company's access to partitioned switches would have a material adverse effect on the Company.

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

        In Minnesota, U S WEST's initial filing was rejected on procedural grounds by the Public Utilities Commission. On April 30, 1996, U S WEST refiled its proposed limitations on Centrex service in Minnesota, proposing to "grandfather" the service to existing customers as of July 9, 1996. The Company opposed this filing in a letter to the Minnesota Public Utilities Commission on May 20, 1996. On May 31, 1996, the Minnesota Public Utilities Commission issued an order suspending the new U S WEST filing and scheduling a contested-case proceeding to consider the filing. On December 23, 1996, an administrative law judge ruled that U S WEST must continue to offer Centrex service in Minnesota. U S WEST filed exceptions to this ruling. The Minnesota Public Utilities Commission denied U S WEST's exceptions on February 20, 1997. On July 29, 1997, the Minnesota Public Utilities Commission denied the petition for rehearing.

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

        On October 1, 1997, the FCC issued a decision addressing the preemption of certain statutory and regulatory provisions of Texas law which had been challenged as impermissible under the Telecommunications Act of 1996 (the "Telecommunications Act"). As part of its decision, the FCC ruled that restrictions on the resale of Southwestern Bell Telephone Company's Centrex service, which had been allowed by the Texas Public Utility Commission, were preempted by the Telecommunications Act. Specifically, the FCC held that the resale of Centrex service could not be limited to "continuous property", as Southwestern Bell had requested and the Texas Public Utility Commission had approved, because such a limitation constituted a barrier to entry in violation of section 253(a); was not competitively neutral, and was therefore impermissible under section 253(b); and was unreasonable and discriminatory restriction on resale, in violation of section 251(c)(4)(B). The FCC declined to preempt another limitation (which contained a minimum station line requirement) on the grounds that an arbitration decision in Texas made such a restriction "presumptively unreasonable." While the Company believes that this decision supports its position with respect to the resale of Centrex service, there can be no guarantee that this decision will not be challenged on appeal, or that it will be consistently applied without further litigation in the states in which the Company operates.

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

        On July 28, 1997, the Colorado Commission issued a written order which concluded that the restrictions in U S WEST's tariffs were inconsistent with both state and federal law, and required that they be removed from the tariff.
U S WEST's requested reconsideration of the Colorado Public Utilities Commission decision to allow the resale of Centrex service to residential customers was denied on September 9, 1997.

        In January 1997, U S WEST proposed to implement certain interconnection surcharges in several of the states in its service region. On February 20, 1997, the Company and several other parties filed a petition with the FCC objecting to U S WEST's proposal. The petition was based on Section 252(d) of the Telecommunications Act, which governs the pricing of interconnection and network elements. The Company believes that U S WEST's proposal is an unlawful attempt to recover costs associated with the upgrading of U S WEST's network, in violation of Section 252 of the Telecommunications Act. U S WEST filed an opposition to the Company's petition with the FCC on March 3, 1997. The matter remains pending before the FCC.

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

        As a result of its significant use of the Centrex product to service most of its customers, the Company depends upon U S WEST to process service orders placed by the Company to transfer new customers to the Company's local service. U S WEST had imposed a limit of processing one new local service order of the Company per hour for each U S WEST central office, creating a significant backlog of local service orders of the Company. Furthermore, according to the Company's records, U S WEST commits an error on one of every three lines ordered by the Company, thereby further delaying the transition of new customers to the Company's local service. The Company repeatedly requested that U S WEST increase its local service order processing rate and improve the accuracy of such processing, which U S WEST refused to do.

        On July 12, 1996, the Company filed a complaint with the Iowa Utilities Board against U S WEST in connection with such actions. At a hearing held to consider the complaint, U S WEST acknowledged that it had not dedicated resources to improve its processing of the Company's service orders to switch new customers to the Company's local service because of its desire to limit Centrex service. In an order issued on October 10, 1996, the Iowa Utilities Board determined that U S WEST's limitation on the processing of the Company's service orders constituted an unlawful discriminatory practice under Iowa law. On October 21, 1996, in accordance with the Iowa Utilities Board's order, the Company and U S WEST jointly filed supplemental evidence regarding a potential modification of order processing practices that would increase U S WEST's rate of processing service orders. However, since implementing the new process, U S WEST has not significantly increased its overall order processing rate. On December 23, 1996, the Company filed a report with the Iowa Utilities Board requesting further direction. On February 14, 1997, the Iowa Utilities Board clarified that U S WEST must eliminate numerical limitations on the Company's residential and business orders. Although U S WEST agreed to process the Company's service orders within a standard five-day period, order backlogs continue to occur. There can be no assurance, however, that the decision of or any further action by the Iowa Utilities Board will adequately resolve the service order problems or that such problems will not impair the Company's ability to expand or to attract new customers, which could have a material adverse effect on the Company.

        The Company's plans to provide local switched services are dependent upon obtaining favorable interconnection agreements with local exchange carriers. In August 1996, the FCC released a decision implementing the interconnection portions of the Telecommunications Act (the "Interconnection Decision"). Certain provisions of the Interconnection Decision were appealed to the U.S. Eighth Circuit Court of Appeals. In July and October, 1997, the U.S. Eighth Circuit Court of Appeals vacated portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements, pending a decision on the merits. Although the decision vacating the Interconnection Decision does not prevent the Company from negotiating interconnection agreements with local exchange carriers, it does create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements, and could make negotiating such agreements more difficult and protracted. The FCC has announced that it plans to appeal the decisions of the Eighth Circuit Court of Appeals to the U.S. Supreme Court. There can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company.

        On September 24, 1997, the Company completed its acquisition of CCI.
CCI is involved in various routine legal proceedings incidental to its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION
-------         -------------------

 4.1 Amendment No. 1 to Stockholders' Agreement dated as of September 19, 1997 by and among McLeodUSA Incorporated, IES Investments, Inc., Midwest Capital Group, Inc., MWR Investments, Inc., Clark
                E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc., listed on Revised Schedule 1 thereto.

11.1            Statement regarding computation of loss per common share.

27.1            Financial Data Schedule.

99.1 Press release dated July 30, 1997 (Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on August 11, 1997 and incorporated herein by reference).

99.2 Press Release dated September 24, 1997 (Filed as Exhibit 99.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 9, 1997 and incorporated herein by reference).

99.3            Press Release dated October 29, 1997.

99.4            Press Release dated October 30, 1997.

        (b) Reports on Form 8-K


        On July 17, 1997, the Company filed a Current Report on Form 8-K to disclose that the Company had acquired substantially all of the assets of ESI pursuant to that certain Asset Purchase Agreement filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 26, 1997. The Company paid an aggregate cash purchase price of approximately $15.2 million for such assets.

        On October 9, 1997, the Company filed a Current Report on Form 8-K to disclose that the Company had acquired CCI on September 24, 1997 (the "Merger"), pursuant to the Merger Agreement, filed as Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 26, 1997. As consideration for the acquisition of CCI, the Company issued an aggregate of 8,488,596 shares of Class A Common Stock, and paid approximately $155 million in cash to the shareholders of CCI. Upon consummation of the acquisition of CCI, former CCI shareholders owned approximately 13.8% of the outstanding Class A Common Stock. Pursuant to the Merger Agreement, Richard A. Lumpkin, the Chairman and Chief Executive Officer of CCI, and Robert J. Currey, the President and Chief Operating Officer of CCI, were appointed directors of the Company and joined the Company's executive management team.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MCLEODUSA INCORPORATED
                                    (registrant)


Date:  November 14, 1997            By: /s/ Stephen C. Gray
                                       -------------------------------------
                                            Stephen C. Gray
                                       President and Chief Operating Officer


Date:  November 14, 1997            By: /s/ Blake O. Fisher, Jr.
                                       -------------------------------------
                                            Blake O. Fisher, Jr.
                                         Chief Financial Officer, Executive
                                       Vice President, Corporate Administration
                                                   and Treasurer

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER   EXHIBIT DESCRIPTION                                                           PAGE
-------  -------------------                                                       ------------
 4.1     Amendment No. 1 to Stockholders' Agreement dated as of September 19,
         1997 by and among McLeodUSA Incorporated, IES Investments, Inc.,
         Midwest Capital Group, Inc., MWR Investments, Inc., Clark E. McLeod,
         Mary E. McLeod and Richard A. Lumpkin on behalf of the shareholders of
         Consolidated Communications, Inc., listed on Revised Schedule 1 thereto.

11.1     Statement regarding computation of loss per common share.

27.1     Financial Data Schedule.

99.1     Press Release dated July 30, 1997 (Filed as Exhibit 99.1 to the Quarterly
         Report on Form 10-Q, File No. 0-20763, filed with the Commission on
         August 11, 1997 and incorporated herein by reference).

99.2     Press Release dated September 24, 1997 (Filed as Exhibit 99.1 to the
         Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 9, 1997 and incorporated herein by reference).

99.3     Press Release dated October 29, 1997.

99.4     Press Release dated October 30, 1997.