Form 10-K
period 1997-12-31
MCLEODUSA INC
filed 1998-03-09
CIK 919943

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

    [X]        Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR

    [  ]       Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                         Commission File Number: 0-20763

                             McLEODUSA INCORPORATED
          ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     42-1407240
-----------------------------------------      ---------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

       McLeodUSA Technology Park
    6400 C Street SW, P.O. Box 3177
            Cedar Rapids, IA                                 52406-3177
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (319) 364-0000

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.01 per share
            ------------------------------------------------------
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of February 27, 1998 is $1,097,168,805. */
                                        -

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

      Class A Common Stock, par value $.01 per share, outstanding as of
                         February 27, 1998: 62,375,991


                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1998, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into
    Part III, Items 10 - 13 of this Form 10-K.

--------------
*/ Solely for the purposes of this calculation, all directors and executive
-
officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                               TABLE OF CONTENTS

                                                                                                     Page
PART I    Item 1.   Business....................................................................        1
          Item 2.   Properties..................................................................       34
          Item 3.   Legal Proceedings...........................................................       35
          Item 4.   Submission of Matters to a Vote of Security Holders.........................       37

PART II   Item 5.   Market for Registrant's Common Equity and
                    Related Stockholder Matters.................................................       37
          Item 6.   Selected Financial Data.....................................................       40
          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................       41
          Item 7A.  Quantitative and Qualitative Disclosures
                    About Market Risk...........................................................       50
          Item 8.   Financial Statements and Supplementary Data.................................       50
          Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.........................................       50

PART III  Item 10.  Directors and Executive Officers of the Registrant..........................       51
          Item 11.  Executive Compensation......................................................       51
          Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management..............................................................       51
          Item 13.  Certain Relationships and Related Transactions..............................       51

PART IV   Item 14.  Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K.................................................................       52

GLOSSARY........................................................................................       62

SIGNATURES......................................................................................       65

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................................................      F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULES............................................................      S-1

                                      (i)

         This Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the caption "Business--Risk Factors" and elsewhere in this Form 10-K. Unless the context suggests otherwise, references in this Form 10-K to the "Company" mean McLeodUSA Incorporated and its subsidiaries and predecessors. Unless otherwise indicated, dollar amounts over $1 million have been rounded to one decimal place and dollar amounts less than $1 million have been rounded to the nearest thousand. See the "Glossary" appearing elsewhere herein for definitions of certain terms used in this Form 10-K.

                                     PART I

Item 1.  Business.

Overview

         The Company is a provider of integrated telecommunications services to small and medium-sized businesses in Iowa, Illinois, North Dakota, South Dakota, Minnesota, Wisconsin, Indiana, Colorado and Wyoming and to residential customers in Iowa, Illinois, North Dakota, South Dakota, Wisconsin and Colorado. The Company derives its telecommunications revenue from (i) the sale of "bundled" local, long distance and other telecommunications services to end users, (ii) telecommunications network maintenance services and telephone equipment sales, service and installation, (iii) special access, private line and data services,
(iv) the sale of advertising space in telephone directories, (v) local exchange services through the operation of an independent local exchange company, Illinois Consolidated Telephone Company ("ICTC"), acquired as part of the CCI Acquisition (as defined herein), (vi) telemarketing services and (vii) other telecommunications services, including cellular, operator, payphone and paging services. As of December 31, 1997, the Company served over 173,200 telecommunications customers in 227 cities and towns.

         The Company offers "one-stop" integrated telecommunications services, including local, long distance, voice mail, paging and Internet access services, tailored to the customer's specific needs. For business customers, this approach simplifies telecommunications procurement and management and makes available customized services, such as competitive long distance pricing and enhanced calling features, that might not otherwise be directly available to such customers on a cost-effective basis. For residential customers, this approach provides integrated local, long distance and other telecommunications services, flat-rate long distance pricing and enhanced calling features as part of the Company's basic PrimeLine(R) residential service. The Company offers a variety of private line and data services to large businesses, institutional customers and interexchange carriers. The Company also sells, installs and services telephone equipment, primarily to business customers in Iowa, Illinois and Minnesota, and provides network maintenance services for the State of Iowa's fiber optic network. In addition, the Company annually publishes over 13 million competitive "white page" and "yellow page" telephone directories in 21 states. See "--Current Products and Services."

         The Company was formed on June 6, 1991 as McLeod Telecommunications, Inc. It began operations in November 1992, providing fiber optic maintenance services for the Iowa Communications Network. The Iowa Communications Network is a fiber optic network that links certain of the State of Iowa's schools, libraries and other public buildings. On August 1, 1993, the Company was reincorporated in the State of Delaware. On May 29, 1997, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") changing the name of the Company from McLeod, Inc. to McLeodUSA Incorporated. The Company is organized as a holding company and operates primarily through wholly owned subsidiaries. McLeodUSA Telecommunications Services, Inc. ("McLeodUSA Telecommunications"), a wholly owned subsidiary of the Company, received regulatory approvals in Iowa and Illinois to offer local and long distance services in December 1993 and began providing such services in January 1994. In April 1995, July 1996 and September 1996, respectively, the Company acquired MWR Telecom, Inc. ("MWR") (now part of McLeodUSA Network Services, Inc. ("McLeodUSA Network Services")), a competitive access provider in

Des Moines, Iowa, Ruffalo Cody & Associates, Inc. ("Ruffalo Cody"), a telemarketing company, and TelecomoUSA Publishing Group, Inc. (now known as McLeodUSA Media Group, Inc. ("McLeodUSA Publishing")), a telephone directory company. On September 24, 1997, the Company acquired Consolidated Communications Inc. ("CCI"), a diversified telecommunications holding company offering a variety of communications products and services, including local exchange and long distance services and "white page" and "yellow page" telephone directory publishing (the "CCI Acquisition").

         As of the date hereof, the Company is offering integrated telecommunications services to business and residential customers in Iowa, Illinois, North Dakota, South Dakota, Wisconsin and Colorado. The Company also offers integrated telecommunications services to business customers in a number of markets in Minnesota, Indiana, and Wyoming. Over the next several years, depending on competitive and other factors, the Company also intends to offer integrated telecommunications services in Idaho, Missouri, Montana, Nebraska and Utah. The Company offers long distance service in 48 states in the continental United States.

         In April and June 1997, the Federal Communications Commission ("FCC") granted the Company a total of 26 "D" and "E" block frequency personal communications services ("PCS") licenses and in September 1997 the Company acquired one additional "E" block frequency PCS license as a result of the CCI Acquisition (the "CCI PCS License"), giving the Company 27 PCS licenses in a total of 25 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The Company paid the FCC approximately $32.8 million for the 26 PCS licenses granted to the Company by the FCC in April and June 1997. CCI paid the FCC for the CCI PCS License prior to the CCI Acquisition. The Company's PCS licenses encompass approximately 110,000 square miles and a population of approximately 6.9 million. The Company expects to begin constructing its PCS network and offering PCS services as part of its integrated telecommunications services over the next several years. See "--Wireless Services," "--Risk Factors--PCS System Implementation Risks" and "--Risk Factors--Regulation."

         On July 21, 1997, the FCC granted licenses to the Company for four wireless communications service ("WCS") licenses in the Major Economic Areas of Milwaukee, Wisconsin, Minneapolis-St. Paul, Minnesota, Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska. The Company intends to use the frequency blocks covered by the licenses to provide certain fixed services, such as wireless local loop, Internet access or meter reading.

         The statements in the foregoing paragraphs about the Company's expansion plans and proposed wireless services are "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and the Company's actual geographic expansion and services may differ materially from that indicated by its current plans, in each case as a result of a variety of factors, including: (i) the availability of financing and regulatory approvals;
(ii) the number of potential customers in a target market; (iii) the existence of strategic alliances or relationships; (iv) technological, regulatory or other developments in the Company's business; (v) changes in the competitive climate in which the Company operates; and (vi) the emergence of future opportunities.

         The Company believes it is the first telecommunications provider in most of its markets to offer "bundled" local, long distance and other telecommunications services. As a result, the Company believes that it is well-positioned to take advantage of fundamental changes occurring in the telecommunications industry resulting from the Telecommunications Act of 1996 (the "Telecommunications Act") and to challenge incumbent local exchange carriers. In areas other than those served by ICTC (which operates its own lines and switches), the Company provides local service using existing telephone lines and switches or unbundled network elements (lines only) obtained from incumbent local exchange carriers, which allows customers to switch to local service provided by the Company without changing existing telephone numbers. The Company provides long distance services by purchasing bulk capacity from long distance carriers or, in central Illinois, by using its inter-city fiber optic network. The Company also provides voice mail, paging and Internet access services. In ICTC's service area, which includes 37 central office exchanges in east central Illinois, the Company offers local and long distance service using ICTC's facilities. The Company is currently constructing fiber optic networks in Iowa, Illinois, Wisconsin, South Dakota and North Dakota to carry additional telecommunications services traffic on its own network.

         The Company's principal executive offices are located at McLeodUSA Technology Park, 6400 C Street SW, P.O. Box 3177, Cedar Rapids, Iowa 52406-3177, and its main phone number is (319) 364-0000.

Recent Transactions

         In March 1997, the Company completed a private offering of $500 million aggregate principal amount at maturity of its 10 1/2% senior discount notes due March 1, 2007 (the "Senior Discount Notes") yielding net proceeds of approximately $288.9 million (the "Senior Discount Note Offering"). The Senior Discount Notes were subsequently exchanged for $500 million aggregate principal amount at maturity of substantially identical 10 1/2% senior discount notes due March 1, 2007 (the "Senior Discount Exchange Notes") that had been registered under the Securities Act of 1933, as amended (the "Securities Act"), in an exchange offer (the "Senior Discount Note Exchange Offer") that expired on August 24, 1997. In July 1997, the Company completed a private offering of $225 million aggregate principal amount of its 9 1/4% Senior Notes due July 15, 2007 (the "Senior Notes"), yielding net proceeds of approximately $217.7 million (the "Senior Note Offering"). The Senior Notes were subsequently exchanged for $225 million aggregate principal amount of substantially identical 9 1/4% Senior Notes due July 15, 2007 (the "Senior Exchange Notes") that had been registered under the Securities Act in an exchange offer (the "Senior Note Exchange Offer") that expired on January 9, 1998.

         On September 24, 1997, the Company acquired CCI pursuant to an Agreement and Plan of Reorganization dated as of June 14, 1997 (the "Merger Agreement"). As consideration for the acquisition, the Company issued an aggregate of 8,488,596 shares of the Company's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), and paid approximately $155 million in cash to the shareholders of CCI. The CCI Acquisition is the Company's largest acquisition to date. CCI served telecommunications customers in 45 cities and towns primarily in Illinois at the time the CCI Acquisition was consummated. As a result of the CCI Acquisition, the Company now owns all of the former CCI subsidiaries, including ICTC, an independent local exchange carrier with 37 central office exchanges in east central Illinois which was serving over 89,000 access lines as of December 31, 1997, Consolidated Communications Telecom Services Inc. ("CCTS"), a competitive local exchange carrier which was offering integrated local, long distance and other telecommunications services to over 6,700 customers in central and southern Illinois and in Indiana as of December 31, 1997, and which holds a certificate of authority to provide resale and facilities based services in Missouri; Consolidated Communications Directories Inc. ("CCD"), a telephone directory company that as of December 31, 1997 was publishing and distributing annual "white page" and "yellow page" telephone directories in 38 states and the United States Virgin Islands; an operator service company; an inmate pay-phone company; a full service telemarketing agency; a majority interest in a cable television company serving customers in Greene, Sangamon and Menard counties in Illinois and in Benton Harbor, Michigan; and a minority interest in a cellular telephone partnership serving parts of east central Illinois.

         On September 25, 1997, and pursuant to the terms of the Merger Agreement, Richard A. Lumpkin, the Chairman and Chief Executive Officer of CCI and Robert J. Currey, the President and Chief Operating Officer of CCI, were elected directors of the Company and joined the Company's executive management team. Mr. Lumpkin, certain members of his family and trusts for the benefit thereof own approximately 13.6% of the shares of Class A Common Stock outstanding as of February 27, 1998. Mr. Currey resigned his position as an executive officer of the Company effective March 6, 1998 but will remain a director of the Company.

Business Strategy

         The Company's objective is to become a leading provider of integrated wireline and wireless telecommunications services in Iowa, Illinois, North Dakota, South Dakota, Minnesota, Wisconsin, Indiana, Colorado, Missouri, Montana, Idaho, Nebraska, Utah and Wyoming. The Company intends to increase its penetration of its current markets and expand into new markets by: (i) aggressively capturing market share and generating revenues using leased network capacity and (ii) concurrently constructing additional network infrastructure to more cost-effectively serve its customers.

         The principal elements of the Company's business strategy include:

         . Provide Integrated Telecommunications Services. The Company believes that there is substantial demand among business and residential customers in its target markets for an integrated package of wireline and wireless telecommunications services that meets all of the customer's telecommunications needs. The Company believes that, by bundling a variety of telecommunications services, it will position itself to become an industry leader in offering "one-stop" integrated telecommunications services, to penetrate rapidly its target markets and to build customer loyalty. The Company intends to add PCS services to its current array of integrated telecommunications services over the next several years.

         . Build Market Share Through Branding and Customer Service. The Company believes that, by branding its telecommunications services with the trade name *McLeodUSA in combination with the distinctive black-and-yellow motif of the McLeodUSA Publishing directories, it will create and strengthen brand awareness in all of the Company's markets. The Company also believes that the key to revenue growth in its target markets is capturing and retaining customers through an emphasis on marketing, sales and customer service. The Company's customer focused software and network architecture allow immediate access to the Company's customer data by Company personnel, enabling a quick and effective response to customer requests and needs at any time. This software permits the Company to present its customers with one fully integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card services, and will permit the Company to include additional services, such as PCS, when available. The Company believes that its customer focused software platform is an important element in the marketing of its telecommunications services and gives it a competitive advantage in the marketplace. The Company has been successful in obtaining long-term commitments from its business customers and responding rapidly and creatively to customer needs.

         . Focus on Small and Mid-sized Markets. The Company principally targets small and mid-sized markets (cities and towns with a population between 8,000 and 350,000) in its service areas. The Company estimates that its current and planned target markets have a combined population of approximately 16.9 million. The Company strives to be the first to market integrated telecommunications services in its principal markets and expects that intense competition in bundled telecommunications services will be slower to develop in these markets than in larger markets.

         . Expand its Fiber Optic Network. The Company is constructing a state-of-the-art digital fiber optic telecommunications network designed to serve markets in Iowa, Illinois, Wisconsin, South Dakota and North Dakota. As part of the CCI Acquisition, the Company acquired approximately 900 route miles of fiber optic network in central Illinois. In the future, the Company expects to expand its fiber optic network to include additional markets. The Company's decision to expand its fiber optic network will continue to be based on various economic factors, including: (i) the number of its customers in a market; (ii) the anticipated operating cost savings associated with such construction; and (iii) any strategic relationships with owners of existing infrastructure or rights-of-way (e.g., utilities, railroad companies and cable operators). As of December 31, 1997, the Company owned approximately 4,900 route miles of fiber optic network and, subject to the foregoing factors, expects to construct approximately 5,500 additional route miles of fiber optic network during the next three years. Through its strategic relationships with its electric utility stockholders and other owners of infrastructure and rights-of-way, and its contracts to build the final links of the Iowa Communications Network, as described herein and lease a portion of the capacity on those links to the State of Iowa, the Company believes that it has achieved and will be able to continue to achieve capital efficiencies in constructing its fiber optic network in a rapid and cost-effective manner. The Company also believes that its fiber optic network in combination with its customer focused software creates an attractive platform for the provision of local, long distance, wireless and enhanced services.

         . Expand Intra-City Fiber Network Build. The Company has identified approximately 50 cities in which it proposes to build, on average, approximately 40 miles of fiber network per city, which will be utilized to provide a direct link between business end users and the Company's facilities. This strategy will allow the Company to avoid leasing unbundled local loop or Centrex service from the incumbent local exchange carrier. Costs associated with the intra-city build include fiber optic cable and related equipment. The strategy is expected to reduce the Company's costs and to enable the Company to provide expanded customer services.

         . Transition into Local Switched Services Business. The Company has interconnection agreements with Ameritech Corporation ("Ameritech") under which the Company provides facilities-based switched services to over 8,500 local lines in central Illinois and in Indiana as of the date hereof. When certain judicial and regulatory proceedings are resolved, and assuming the economics are favorable to the Company, the Company intends to begin offering additional facilities-based switched services in other markets by using its six existing high capacity digital switches and installing additional switches. In August 1996, the FCC released a decision implementing the interconnection portions of the Telecommunications Act (the "Interconnection Decision"). Certain provisions of the Interconnection Decision have been vacated by July and October 1997 decisions of the U.S. Eighth Circuit Court of Appeals. The U.S. Supreme Court has granted certiorari to review the decisions of the Eighth Circuit Court of Appeals during the 1998 term. Although these court decisions do not prevent the Company from negotiating interconnection agreements, they do create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements. There may be further judicial and regulatory proceedings. If the Company can negotiate favorable interconnection agreements, and subject to court and regulatory proceedings necessary to implement such agreements, the Company believes that it could begin offering additional local facilities-based switched services in other markets over the next three years. The Company has received state regulatory approval to offer local facilities-based switched services in all areas serviced by U S WEST Communications, Inc. ("U S WEST") in Iowa, South Dakota and Idaho and in all areas served by Ameritech in Illinois (except Chicago), Indiana and Wisconsin. The Company intends to seek regulatory approval to provide such services in other markets targeted by the Company when the economic terms of interconnection with the incumbent local exchange carrier make the provision of local facilities-based switched services cost-effective.

         . Explore Potential Acquisitions and Strategic Alliances. The Company believes that its strategic alliances with two utilities in its Iowa markets, one utility in Wisconsin and one utility and one railroad in Illinois provide it with access to rights-of-way and other resources on favorable terms. The Company believes that its acquisitions of Ruffalo Cody, McLeodUSA Publishing and CCI will increase the Company's penetration of its current markets and accelerate its entry into new markets. As part of its expansion strategy, the Company may pursue additional acquisitions, joint ventures and strategic alliances with businesses that are related or complementary to its current operations. The Company believes that the addition of such related or complementary businesses will help it to continue to expand its operations into its target markets. As a result, the Company plans to consider acquisitions, joint ventures and strategic alliances in areas such as wireline and wireless services, directory publishing, network construction and infrastructure and Internet access. In undertaking these transactions, the Company may use proceeds from the Senior Discount Note Offering, the Senior Note Offering, credit facilities and other borrowings, and additional debt and equity issuances.

         . Leverage Proven Management Team. The Company's executive management team consists of veteran competitive telecommunications managers, led by entrepreneur Clark McLeod, several of whom have together in the past successfully implemented a similar customer focused telecommunications strategy in the same regions. Six of the executive officers of the Company served as officers of Teleconnect Company ("Teleconnect") or its successor, Telecom*USA, Inc. ("Telecom*USA"). Teleconnect began providing long distance services in Iowa in 1982 and rapidly expanded into dozens of cities and towns in the Midwest. Telecom*USA was the fourth-largest U.S. long distance provider when MCI purchased it in 1990 for $1.25 billion.

Market Potential

         The telecommunications industry is undergoing substantial changes due to statutory, regulatory and technological developments. The Company believes that it is well-positioned to take advantage of these fundamental changes.

         Wireline Services. The market for local exchange services consists of a number of distinct service components, including: (i) local network services, which generally include basic dial tone, local area charges, enhanced calling features and private line services (dedicated point-to-point intraLATA service);
(ii) network access services, which consist of access provided by local exchange carriers to long distance network carriers; (iii) short-haul long distance network services, which include intraLATA long distance calls and private lines; and (iv) other varied services, including the publication of "white page" and "yellow page" telephone directories and the sale of business telephone equipment. Industry sources have estimated that the 1996 aggregate revenues of all local exchange carriers approximated $108 billion. Until recently, there was little competition in the local exchange markets, particularly for local network and network access services.

         Until 1984, AT&T Corp. ("AT&T") largely monopolized local and long distance telephone services in the United States. Technological developments gradually enabled others to compete with AT&T in the long distance market. In 1984, as the result of a court decree, AT&T was required to divest its local telephone systems (the "Divestiture"), which created the present structure of the telecommunications industry. The Divestiture and subsequent related proceedings divided the country into 201 Local Access and Transport Areas ("LATAs"). As part of the Divestiture, AT&T's former local telephone systems were organized into seven (now five, as a result of industry consolidation) independent Regional Bell Operating Companies. The Regional Bell Operating Companies were given the right to provide local telephone service, local access service and intraLATA long distance service, but were prohibited from providing interLATA service. AT&T retained its long distance services operations. The separation of the Regional Bell Operating Companies from AT&T's long distance business created two distinct telecommunications market segments: local exchange and long distance. The Divestiture decreed direct, open competition in the long distance segment, but continued the regulated monopoly environment in local exchange services.

         Subsequently, competition began to make inroads with respect to local exchange services. Several factors served to promote such competition, including: (i) rapidly growing customer demand for an alternative to the local exchange carrier monopoly, spurred partly by the development of competitive activities in the long distance market; (ii) advances in the technology for transmission of data and video, which require greater capacity and reliability levels than many local exchange carrier networks (which principally are copper-based) can accommodate; (iii) the development of fiber optic and digital electronic technology, which reduced network construction costs while increasing transmission speeds, capacity and reliability as compared to the local exchange carriers' copper-based network; (iv) the significant access charges interexchange carriers are required to pay to local exchange carriers to access the local exchange carriers' networks; and (v) a willingness on the part of legislators to enact and regulators to enforce legislation and regulations permitting and promoting competition in the local exchange market.

         As a result of regulatory changes and competitive trends, competitive local telecommunications companies and access providers are experiencing significant growth. Effective in early 1994, FCC decisions announced in September 1992 and August 1993, as modified by subsequent FCC and court decisions (the "Initial Interconnection Decisions"), opened additional segments of the market by permitting competitive access providers expanded authority to interconnect with and use facilities owned by local exchange companies for interstate traffic. The Company believes that the Initial Interconnection Decisions, together with other statutory and regulatory initiatives in the telecommunications industry (including the Telecommunications Act) recently introduced to foster competition in the local exchange markets, have stimulated demand for competitive local services.

         Opportunities to compete in the local exchange market increased substantially on February 8, 1996, when the Telecommunications Act was enacted. The Telecommunications Act eliminated state legal prohibitions against local exchange competition and prohibited states from enforcing other barriers to the provision of local services, though states may regulate local telephone competition. The Telecommunications Act also established requirements governing the interconnection of competing local telephone networks, including special requirements applicable to the Regional Bell Operating Companies and other incumbent local exchange companies. The Telecommunications Act requires incumbent local exchange carriers to "unbundle" their local network offerings and allow other providers of telecommunications services to interconnect with their facilities and equipment. Most significantly, the incumbent local exchange carriers are required to complete local calls originated by the Company's customers and switched by the Company and to deliver inbound local calls to the Company for termination to its customers, assuring customers of unimpaired local calling ability. Although there can be no assurance, the Company believes that it should also be able to obtain access to incumbent carrier "loop" facilities (the transmission lines connecting customers' premises to the public telephone network) on an unbundled basis at reasonable and non-discriminatory rates. As of December 31, 1997, the Company was serving over 8,500 local lines through use of such "loop" facilities. In addition, local exchange carriers are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Local exchange carriers also are required to allow competitors non-discriminatory access to local exchange carrier poles, conduit space and other rights-of-way. Moreover, states may not erect "barriers to entry" to the provision of any telecommunications service.

         The Company believes that each of these requirements is likely, when fully implemented, to increase competition among providers of local telecommunications services and simplify the process of switching from incumbent local exchange carrier services to those offered by competitive local exchange carriers. However, the Telecommunications Act also offers important benefits to the incumbent local exchange carriers. Regional Bell Operating Companies have regained the ability to provide InterLATA long distance services under specified conditions (some of which have been held unconstitutional by the U.S. District Court for the Northern District of Texas (see "--Regulation")) and have new rights to provide certain cable TV services. The Telecommunications Act, however, also provides for certain safeguards to attempt to protect against anticompetitive abuses by the Regional Bell Operating Companies.

         However, the process of implementing the Telecommunications Act is still underway, and important questions remain unresolved. For example, in August 1996, the FCC released the Interconnection Decision implementing the interconnection portions of the Telecommunications Act. The Interconnection Decision establishes rules for negotiating interconnection agreements and guidelines for review of such agreements by state public utilities commissions. In July and October 1997, the U.S. Eighth Circuit Court of Appeals decided that the FCC had exceeded its jurisdiction and vacated several provisions of the Interconnection Decision, including provisions regarding pricing, provisions permitting carriers to "pick and choose" among individual provisions of arbitrated interconnection agreements, and certain provisions relating to the purchase of unbundled network elements. The overall impact of the Eighth Circuit's decisions was to limit the obligations of the incumbent local exchange carriers as originally interpreted by the FCC, materially reduce the role of the FCC in fostering local competition, and increase the role of state utility commissions. The U.S. Supreme Court has granted certiorari to review the decisions of the Eighth Circuit Court of Appeals during the 1998 term. Although these decisions and other legal proceedings do not prevent the Company from entering into interconnection agreements, as it has done in Illinois, Indiana, Iowa and Minnesota, they do create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements and will likely delay the execution of these agreements. If the Company can negotiate favorable interconnection agreements, and subject to the resolution of judicial and regulatory proceedings necessary to implement such agreements, the Company believes that it could begin offering local facilities-based switched services in markets outside of the markets in central Illinois and Indiana in which the Company currently provides such services.

         A number of states have taken regulatory and legislative action to open local telecommunications markets to various degrees of competition. As noted above, the Telecommunications Act preempts any remaining state prohibitions of local competition and also forbids unreasonable restrictions on resale of local services. The Company expects that continuing pro-competitive regulatory changes, together with increasing customer demand, will create more opportunities for competitive service providers to introduce additional services, expand their networks and address a larger customer base. However, there can be no assurance that government actions to implement local telephone competition will be as complete or as timely as the Company requires to implement its business plans.

         The Telecommunications Act also creates the foundation for increased competition in the long distance market. For example, certain provisions eliminate previous prohibitions on the provision of interLATA long distance services (both retail and carriers' carrier) by the Regional Bell Operating Companies subject to compliance by such companies with requirements set forth in the Telecommunications Act and implemented by the FCC. These requirements are focused on creating the conditions for successful local competition notwithstanding the market power of the Regional Bell Operating Companies. The FCC has denied the first applications of the Regional Bell Operating Companies for approval to provide interLATA service on the ground that actions necessary for local exchange competition have not been implemented sufficiently. Certain of these FCC decisions have been appealed by the Regional Bell Operating Companies. Separately, on December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that the imposition of these preconditions on the Regional Bell Operating Companies was unconstitutional, and that these companies must be allowed to provide interLATA services without meeting them. The District Court has stayed its order pending appeal. The Company could be adversely affected if the Regional Bell Operating Companies (and particularly U S WEST or Ameritech) are allowed to provide wireline interLATA long distance services within their own regions before local competition is established.

         Wireless Services. Demand for wireless communications has grown rapidly over the past decade. According to the Cellular Telecommunications Industry Association ("CTIA"), the number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to an estimated 49 million as of June 30, 1997, with a compound annual growth rate in excess of 40% from 1990 through 1997. Wireless communication revenues for the 12-month period ended June 30, 1997 are estimated by CTIA to have totaled over $25.5 billion, a 19% increase over the prior 12-month period. The Company believes that the demand for wireless communications will continue to grow dramatically, and that PCS will capture a significant share of the wireless market, due to anticipated declines in costs of service, increased function versatility, and increased awareness of the productivity, convenience and safety benefits associated with such services. The Company also believes the rapid growth of notebook computers and personal digital assistants, combined with emerging software applications for wireless delivery of electronic mail, fax and database searching, will further stimulate demand for wireless service. In addition, future competition with wireline local exchange carriers is expected as "wireless local loop" technology and reduced wireless rates facilitate migration of wireline minutes to wireless carriers. BIA Consulting, Inc. estimates that the number of wireless service subscriptions will reach 90.5 million by the year 2000, with PCS accounting for approximately 23.1 million of such subscriptions.

Current Products and Services

         The Company derives its telecommunications revenue from: (i) the sale of "bundled" local, long distance and other telecommunications services to end users, (ii) telecommunications network maintenance services and telephone equipment sales, service and installation, (iii) special access, private line and data services, (iv) the sale of advertising space in telephone directories,
(v) local exchange services through the operation of an independent local exchange company, ICTC, acquired as part of the CCI Acquisition, (vi) telemarketing services, and (vii) other telecommunications services, including cellular, operator, payphone and paging services. For the year ended December 31, 1997, these services represented 41%, 8%, 6%, 30%, 6%, 5% and 4%, respectively, of the Company's total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

         Integrated Telecommunications Services. As of December 31, 1997, the Company was providing service, on a retail basis, to approximately 283,000 lines in its markets, primarily to small and medium-sized business customers and to residential customers. Since beginning sales activities in January 1994, the Company has increased its revenue from the sale of local and long distance telecommunications services from $4.6 million for the year ended December 31, 1994 to $110 million for the year ended December 31, 1997. In order to provide integrated telecommunications services to most of its business and residential customers, the Company, pursuant to agreements with U S WEST for its customers located in U S WEST's service territories and Ameritech for most of its customers located in Ameritech's service territories, partitions part of the central office switches serving the communities in which the Company provides such services ("Centrex" services). The Company's customers' telephone lines and numbers are assigned to the Company's portion of the switch. U S WEST or Ameritech, as the case may be, bills the Company for all the lines that the Company has assigned to the Company's customers and provides the Company with call detail reports, which enable the Company to verify its customers' bills for both local and long distance service. See "--Risk Factors--Failure of U S WEST to Furnish Call Detail Records."

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

         In March 1996, the Company entered into a settlement agreement with U S WEST in connection with a complaint brought against U S WEST by the Company before the Iowa Utilities Board. The settlement agreement permits the Company to obtain access to the partitioned portion of U S WEST central office switches in Iowa until March 18, 2001 and contains rates that may not be increased by U S WEST unless the rates are renegotiated by the parties based on U S WEST's rates for access to unbundled elements of its network. See "Legal Proceedings." As of the date hereof, the Company is purchasing Centrex service in Minnesota and Wyoming from U S WEST on a month-to-month basis. In September 1997, the Company exercised its right to opt into an existing interconnection agreement with U S WEST that will govern interconnection between the Company and U S WEST in Iowa. Under the agreement, the Company is entitled to purchase Centrex Plus service (and other services) from U S WEST in Iowa at a wholesale discount retroactive to September 8, 1997. In October 1997, the Company exercised its right to opt into an existing interconnection agreement with U S WEST that will govern interconnection between the Company and U S WEST in Minnesota. Under the agreement which went into effect on January 30, 1998, the Company will be entitled to purchase Centrex service (and other services) from U S WEST in Minnesota at a wholesale discount from retail prices. On February 18, 1998, the Company entered into five-year rate stability Centrex agreements with U S WEST for service in South Dakota. The lower rate-stabilized Centrex prices relate back to the time service was first initiated in each South Dakota central office.

         The Company has five-year Centrex agreements with Ameritech that extend through 2002 in Illinois and in Wisconsin, and has seven-year Centrex agreements with Ameritech that extend through 2000 in Indiana. These agreements provide for stabilized rates that may not be unilaterally increased by Ameritech. In June 1997, the Company and Ameritech signed resale agreements providing for wholesale rates for the services purchased by the Company from Ameritech in Illinois and Wisconsin. These agreements have been approved by the Illinois Commerce Commission and the Wisconsin Public Service Commission, respectively.

         In addition, in order to provide integrated telecommunications services to some of its business and residential customers in central Illinois, the Company purchases unbundled "loop" elements pursuant to an agreement with Ameritech and uses its own switching and network facilities. In October 1996 and July 1997, CCI entered into interconnection agreements with Ameritech for the provision of local service using unbundled "loops" in Illinois and Indiana, respectively.

         The Company provides long distance service by purchasing capacity, in bulk, from national interexchange carriers, and routing its customers' long distance traffic over this capacity. In certain Illinois and Wisconsin service areas, long distance traffic is being migrated to the Company's own network facilities.

         The Company has also developed and installed state-of-the-art, "customer focused" software for providing integrated telecommunications services. This software permits the Company to present its customers with one fully integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card services, and will permit the Company to include additional services, such as PCS, when available. The Company believes that its customer focused software platform is an important element in the marketing of its telecommunications services and gives it a competitive advantage in the marketplace.

         Business Services. End-user business customers in each of the cities and towns in which the Company offers its integrated telecommunications services as of the date hereof can obtain local, long distance and ancillary (such as three-way calling and call transfer) services directly from the Company.

         Business customers subscribing to the Company's integrated telecommunications services generally receive local service at prices that are substantially similar to the published retail local exchange carrier rates for basic business service provided by the incumbent local exchange carrier. Long distance rates for a majority of such business customers generally are calculated by totaling each business customer's monthly calls and comparing the total charges that would be applicable to that customer's calls under each of the pricing plans of the major long distance carriers that generally are believed to be most popular with the Company's business customers. Specifically, the Company's billing software, known as Raterizer(R), enables the Company to calculate the monthly charges that each customer would be billed based on the customer's actual calls under each of several long distance plans offered by AT&T, MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint") and, in certain instances, other rates specifically identified by a customer and agreed to by the Company. The customer is then billed an amount equal to such "lowest cost" monthly charges calculated using this software, minus any discount to which the customer may be entitled as a result of having made a long-term commitment to use the Company's services. Many other customers are offered a "postalized" (flat rate) or a negotiated rate consistent with the customer's particular needs and within the guidelines of the Company's filed tariffs. These rates are not subject to increase for the duration of the term selected by the customer.

         Business customers served by CCI are on different long distance rate plans. The Company is transitioning these customers to the Company's most appropriate rate plan consistent with the customer's needs. Furthermore, in certain states, including states outside of its target markets, the Company offers business customers long distance service only, in order to enhance the Company's ability to attract business customers that have offices outside of the Company's target markets.

         Residential Services. In June 1996, the Company introduced its PrimeLine(R) service to residential and certain small business customers in the Cedar Rapids, and Iowa City, Iowa markets. The Company has expanded its PrimeLine(R) service to additional cities and towns in Iowa and to certain cities and towns in Illinois, North Dakota, South Dakota, Wisconsin and Colorado. PrimeLine(R) service includes local and long distance telephone service, paging, voice mail, Internet access and travel card services, as well as enhanced features such as three-way calling, call transfer and consultation hold. As of the date hereof, PrimeLine(R) customers may choose from five integrated telecommunications service packages generally ranging in price from $8.00 to $42.95 per month. Per minute long distance rates for PrimeLine(R) customers range from $.12 to $.15, depending on monthly calling volumes. These rates are applied 24 hours a day, seven days a week for all calls within the continental United States.

         Local Exchange Services. Through ICTC, the Company provides regulated local exchange telephone service to subscribers in central Illinois. ICTC operates in 37 "exchanges," or service areas, the largest of which are in Mattoon, Charleston, and Effingham, Illinois. As of December 31, 1997, ICTC had over 89,000 local access lines in its existing service areas. ICTC offers a broad range of local exchange services, including interexchange carrier access service, intraLATA toll service, local telephone service, local paging service, directory assistance, and equipment leasing. Local telephone service consists of furnishing a "dial tone" to local subscribers, at which time subscribers can make a local call or a long distance call. ICTC also offers most of its local telephone subscribers "custom calling features" such as call waiting, call forwarding, conference calling, speed dialing, caller identification, and call blocking. The rates for these and certain other local exchange services are regulated by the Illinois Commerce Commission and the FCC. To provide these services, ICTC owns and operates three central office switches, and 34 remote switches.

         Special Access, Private Line and Data Services. The Company provides, on a private carrier basis, a wide range of special access, private line and data services to its interexchange carrier, cable television and other end-user customers, interexchange carrier special access. These services include POP-to-POP special access, end user/interexchange carrier special access and private line services. POP-to-POP special access services provide telecommunications lines that link the POPs of one interexchange carrier, or the POPs of different interexchange carriers, in a market, allowing these POPs to exchange telecommunications traffic for transport to final destinations. End user/interexchange carrier special access services provide telecommunications lines that connect an end user (such as a large business) to the local POP of its selected interexchange carrier. Interexchange carrier special access services provide telecommunications lines that link an interexchange carrier POP to the local central office. For example, the Company has agreed to provide such interexchange special access services to AT&T in 30 Midwestern cities in Illinois, Iowa, Minnesota, North Dakota and South Dakota, providing a catalyst for the expansion of intra-city networks for the Company. About 20 cities are scheduled for installation in 1998, with the remainder in 1999. Private line services provide telecommunications lines that connect various locations of a customer's operation to transmit internal voice, video and/or data traffic.

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

         Network Maintenance Services. In 1990, the State of Iowa authorized construction of the initial fiber optic links of the Iowa Communications Network (the "Part I and II segments"). The Part I and II segments, which were completed in 1993 and are owned by the State of Iowa, provide fiber optic connections to over 100 classrooms or other meeting facilities in Iowa, and are used primarily for interactive distance learning, telemedicine and the State's own long distance telephone traffic. The Company maintains the Part I and II segments of the 2,900 miles of the Iowa Communications Network pursuant to a fiber optic maintenance contract (the "Iowa Communications Network Maintenance Contract") which expires in 2004. The Company's maintenance activities under the Iowa Communications Network Maintenance Contract are available on a 24-hour-per-day, 365-days-per-year basis, and consist of alarm monitoring, repair services and cable location services.

         The Company believes that the expertise in fiber optic maintenance developed through the maintenance of the Iowa Communications Network provides advantages in maintenance of the Company's own network facilities. Because commercial telecommunications use of the Part I and II segments is forbidden, however, neither the Company nor any other telecommunications carrier may use capacity on the Part I and II segments to provide telecommunications services to customers.

         Other Services. Through McLeodUSA Publishing and CCD, the Company published and distributed in 1997, over 13 million competitive "white page" and "yellow page" telephone directories and approximately 4 million utility directories to local telephone subscribers in twenty-one states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets. In 1997, the Company had combined revenues from McLeodUSA Publishing and CCD of approximately $81.1 million, primarily from the sale of advertising space in its telephone directories to approximately 272,000 advertisers.

         In addition, the Company provides direct marketing and telemarketing services. Such services include sales of the Company's telecommunications products and services, as well as a variety of fund-raising services for colleges, universities and other non-profit organizations throughout the United States.

         The Company believes that its telephone directories and its direct marketing and telemarketing services provides valuable marketing opportunities and expertise for its telecommunications services, particularly with respect to potential residential customers. The Company intends to utilize McLeodUSA Publishing's and CCD's combined sales force of 578 direct sales personnel and telemarketers as of December 31, 1997 to sell both advertising space in the Company's telephone directories and, where available, the Company's telecommunications services. Furthermore, all of the Company's 139 full-time telemarketing sales personnel at its Ruffalo Cody subsidiary as of December 31, 1997 were engaged in sales of the Company's PrimeLine(R) residential services. See "--Sales and Marketing."

         The Company also sells, installs and services telephone systems, primarily to small and medium sized businesses in Iowa, Illinois and Minnesota. The Company believes these services will provide valuable expertise for and complement its telecommunications services offerings.

         The Company is seeking a franchise from the city of Cedar Rapids, Iowa to provide cable television service. The Company seeks to explore the possible synergies between cable television and the Company's advanced telecommunications services offerings such as Integrated Services Digital Network ("ISDN"), low and high speed Internet, video and other such services. Depending upon the results of this preliminary initiative and on other factors, the Company may or may not elect to offer cable service on an expanded basis in the future.

Expansion of Certain Facilities-based Services

         As of December 31, 1997, the Company is offering facilities-based service to over 8,500 local lines located in central and southern Illinois and in Indianapolis, Indiana pursuant to an interconnection agreement with Ameritech and through use of fiber optic network facilities owned by the Company. The Company is constructing a fiber optic network that will enable it, when certain judicial and regulatory proceedings are resolved, to serve additional end-user customers on a local switched basis as well as to serve other wireline and wireless carriers on a wholesale basis.

         The Company has received state regulatory approval to offer local facilities-based switched services in all areas served by U S WEST in Iowa, South Dakota and Idaho and in all areas served by Ameritech in Illinois (except Chicago), Indiana and Wisconsin. The Company intends to seek regulatory approvals to provide such services in other markets targeted by the Company when the economic terms of interconnection with the incumbent local exchange carrier make the provision of local facilities-based switched services cost-effective.

         The Company's plans to provide local switched services are dependent upon obtaining favorable interconnection agreements with local exchange carriers. In August 1996, the FCC released the Interconnection Decision implementing the interconnection portions of the Telecommunications Act. Certain provisions of the Interconnection Decision have been appealed in proceedings before the U.S. Eighth Circuit Court of Appeals. In July and October 1997, the U.S. Eighth Circuit Court of Appeals vacated portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements. The U.S. Supreme Court has granted certiorari to review the decision of the U.S. Eighth Circuit Court of Appeals during the 1998 term. Although these decisions do not prevent the Company from negotiating interconnection agreements with local exchange carriers, they do create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements, and could make negotiating such agreements more difficult and protracted. There can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company. See "--Regulation."

         In addition to providing facilities-based service in Champaign-Urbana, Decatur, Peoria, Bloomington, Fairview Heights, and Springfield, Illinois, the Company also intends to provide facilities-based switched services in Cedar Rapids, Des Moines, Waterloo, Cedar Falls, Dubuque, Sioux City, Council Bluffs, and Iowa City, Iowa and the Quad Cities of Iowa/Illinois (Davenport, Bettendorf, Rock Island and Moline), among other places. The Company then plans to expand its facilities-based services to other cities as its network develops and its market penetration increases. The foregoing statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and where the Company actually provides such services will depend on factors such as the outcome of the judicial proceedings regarding the Interconnection Decision; technological, regulatory or other developments in the Company's business; changes in the competitive climate in which the Company operates; and the emergence of future opportunities.

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

         Wireless telecommunications networks use a variety of radio frequencies to transmit voice and data in place of, or in addition to, standard wireline telephone networks. Wireless telecommunications technologies include one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular and PCS telephone networks. In 1993, the FCC allocated 140 MHz of the radio spectrum (and subsequently allocated an additional 10 MHz of spectrum) for the provision of PCS. PCS differs from traditional cellular telephone service principally in that PCS systems operate at a higher frequency band and employ advanced digital technology. Relative to existing cellular service, these features are expected to enable PCS system operators to offer customers lower cost service options, lighter handsets with longer battery lives, and new and enhanced service offerings. In addition, new mobile satellite services targeting business customers are under development.

         To accommodate a wide range of services and technologies with different spectrum requirements and to facilitate the entry of small business and rural telephone companies, the FCC divided the 150 MHz of PCS spectrum into three 10 MHz blocks, three 30 MHz blocks and 30 MHz of unlicensed spectrum. The FCC adopted the following frequency plan for licensed PCS:

              Block A:   30 MHz (1850-1865/1930-1945 MHz)
              Block B:   30 MHz (1870-1885/1950-1965 MHz)
              Block C:   30 MHz (1895-1910/1975-1990 MHz)
              Block D:   10 MHz (1865-1870/1945-1950 MHz)
              Block E:   10 MHz (1885-1890/1965-1970 MHz)
              Block F:   10 MHz (1890-1895/1970-1975 MHz)

         The FCC divided service areas based upon the 51 Major Trading Areas ("MTA") and the 493 Basic Trading Areas ("BTA"), as defined by Rand McNally Commercial Atlas and Marketing Guide. Two 30 MHz frequency blocks were designated for MTA operation, and one 30 MHz frequency block was designated for BTA operation. The FCC determined that providing two frequency blocks on an MTA basis would provide economies of scale and scope necessary for the development of low-cost PCS equipment. The remaining three 10 MHz frequency blocks are designated for BTA operation. The FCC concluded that a combination of these frequency blocks and BTA service areas would minimize the start-up costs likely to result from competitive bidding, and therefore provide greater opportunity for participation by small businesses, rural telephone companies and others.

         In April and June 1997, the FCC granted the Company a total of 26 "D" and "E" block frequency PCS licenses and in September 1997 the Company acquired the CCI PCS License, giving the Company 27 PCS licenses in a total of 25 markets covering areas of Illinois, Iowa, Minnesota, Nebraska and South Dakota. The Company paid the FCC approximately $32.8 million for the 26 PCS licenses granted to the Company by the FCC in April and June 1997. CCI paid the FCC for the CCI PCS License prior to the CCI Acquisition. The Company's PCS licenses encompass approximately 110,000 square miles and a population of approximately 6.9 million. The Company expects to begin constructing its PCS network and offering PCS services as part of its integrated telecommunications services over the next several years.

         The infrastructure of a PCS system generally consists of digital switches, base station transmitters and receivers, and related equipment. Additional costs are attributable to site acquisition and preparation, and installation services. The Company expects to begin selecting and acquiring sites for transmitters by the end of 1999. In many cases, the Company may be required to obtain zoning approval or other permits. The use of existing towers and other facilities occupied by other telecommunications service providers and utility companies is expected to facilitate the site selection and acquisition process. The Company has entered into long-term agreements with its electric utility stockholders (IES Industries Inc. (collectively with its subsidiaries, "IES"), and MidAmerican Energy Holdings Company (collectively with its predecessors and subsidiaries, "MidAmerican")) and with Wisconsin Power and Light Company, Illinois Power Company ("Illinois Power") and Illinois Central Railroad Corporation ("Illinois Central Railroad"), and may negotiate similar agreements with other companies, that will enable the Company to install PCS base stations and other equipment on such companies' towers. See "--Network Facilities."

In addition to system design and site acquisitions, the implementation of the proposed PCS system will require frequency planning, construction and equipment procurement, installation and testing. The Company will be required to make significant expenditures to develop, construct and operate a PCS system.

         In order to build and operate a PCS system, the Company will be required to select from among competing and potentially incompatible technologies. Digital signal transmission is accomplished through the use of frequency management technologies, or "protocols." These protocols "manage" the radio channel either by dividing it into distinct time slots (a method known as Time Division Multiple Access, or "TDMA") or by assigning specific coding instructions to each packet of digitized data that comprises a signal (a method known as Code Division Multiple Access, or "CDMA"). While the FCC has established compatible analog signaling protocols for licensed cellular systems in the U.S., there is no required universal digital signaling protocol. As of the date hereof, three principal competing, incompatible signaling protocols have been proposed by various vendors for use in PCS systems: Global System for Mobile Communications ("GSM") (a TDMA-based protocol), IS-136 (also a TDMA-based protocol) and CDMA. Because these protocols are incompatible, a subscriber of a system that relies on GSM technology, for example, will be unable to use a GSM handset when traveling in an area served only by CDMA-based wireless operators, unless it is a dual-mode handset that permits the subscriber to use the cellular system in that area. For this reason, the success of each protocol will depend both on its ability to offer enhanced wireless service and on the extent to which its users will be able to use their handsets when roaming outside their service area. Each of the three principal PCS signaling protocols have been adopted by at least one PCS licensee, and each offers certain advantages and disadvantages.

         The Company has not yet selected one of the digital signaling protocols for its planned PCS network. The Company anticipates that its decision will be based primarily on an assessment of the signaling protocols selected by PCS licensees in the markets in which the Company wishes to offer roaming services as well as the technical advantages and disadvantages of each protocol.

         The Company intends to provide roaming service in its proposed PCS markets by establishing suitable roaming arrangements with other PCS operators in other markets constructing systems compatible with the digital protocol technology to be selected by the Company. The Company cannot predict when, or whether, it will be able to enter into such roaming agreements with local providers. Future subscribers to the Company's proposed PCS services will not be able to roam in markets without at least one PCS licensee using the protocol selected by the Company unless the subscriber uses a dual-mode telephone that would permit the subscriber to use the existing cellular wireless system in such other market. Such dual-mode phones are generally heavier and more expensive than single-mode phones.

         The Company plans to operate a fully digital PCS system. As of the date hereof, most cellular services transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. The Company believes that this enhanced capacity, along with improvements in digital protocols, will allow the Company's proposed PCS system to offer new and enhanced services, including secure communications, sophisticated call management, enhanced battery performance, single number service, enhanced wireless data transmission, and integrated wireless/wireline features.

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

         On July 21, 1997, the FCC also issued four WCS licenses to the Company in the Major Economic Areas of Milwaukee, Wisconsin, Minneapolis-St. Paul, Minnesota, Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska. The Company expects to use the frequency blocks covered by such licenses to provide certain fixed services, such as wireless local loop, Internet access or meter reading.

         As the wireline and wireless markets converge, the Company believes that it can also identify other opportunities to generate revenues from the wireless industry on both a retail and a wholesale basis. On a retail basis, the Company believes that it will be able to enter into "bundling/branding" arrangements with both cellular and PCS companies on favorable economic terms. On a wholesale basis, these opportunities may include (i) leasing tower sites to wireless providers, (ii) switching wireless traffic through the Company's switching platform and (iii) transporting wireless traffic using the Company's fiber optic network to interconnect wireless providers' cell sites or to connect such sites to either the Company's switches or to switches of other providers of wireline services. The Company has entered into agreements with five wireless companies to provide access to several of the towers controlled by the Company.

         The statements in the foregoing paragraphs about the Company's plans to own, develop, construct and operate a PCS system are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and the Company's actual wireless services may differ materially from that indicated by its current plans, in each case as a result of a variety of factors, including: (i) the availability of financing and regulatory approvals; (ii) the number of potential customers in a target market; (iii) the existence of strategic alliances or relationships; (iv) technological, regulatory or other developments in the Company's business; (v) changes in the competitive climate in which the Company operates; and (vi) the emergence of future opportunities. See "--Risk Factors--Wireless Competition" and "--Risk Factors--PCS System Implementation Risks."

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

         In April 1995, as part of its overall business strategy, the Company acquired MWR from MidAmerican. MWR, which is now part of McLeodUSA Network Services, is a competitive access provider which owns and operates a fiber optic network and offers special access and private line services to large businesses, institutional customers and interexchange carriers, primarily in Des Moines, Iowa. As a result of this strategic acquisition, the Company believes that it is the only competitive access provider in the Des Moines market. The Company believes the already-installed MWR network is an important aspect of its efforts to become the first regional integrated telecommunications provider in the upper Midwest.

         In 1995, the Iowa General Assembly passed legislation to extend the Iowa Communications Network to 543 more "endpoints" (which are usually located in schools or public libraries) throughout the state (the "Part III segments"). The majority of these fiber optic links, unlike the Part I and II segments of the Iowa Communications Network, are not to be owned by the State of Iowa, but are to be leased from a private entity, such as the Company. As of December 31, 1997, the Company had contracts to build and then lease capacity to the State of Iowa on 224 of such segments. Under its lease agreements with the State of Iowa, the Company is constructing a "fiber-rich" broadband network, on which the State of Iowa has agreed to lease one DS-3 circuit for a period of seven years for a total aggregate lease cost of approximately $25.8 million. Upon completion of installation of each segment, the leases provide that the State of Iowa will make a one-time up-front lease payment to the Company for the capacity, with nominal monthly lease payments thereafter. At the end of a seven-year period, the leases may be extended, upon terms to be mutually agreed upon. During the term of the leases, the State may order additional DS-3 circuits at a mutually agreed upon price.

         In September 1997, as a result of the CCI Acquisition, the Company acquired approximately 900 route miles of fiber optic network facilities, parts of which are currently connected to Ameritech unbundled loops pursuant to an interconnection agreement. The Company believes that CCI's prior success in serving end user local lines under the interconnection agreement will substantially assist the Company's technical abilities in interconnection to the unbundled loops of incumbent local exchange carriers.

         The Company has reached agreements with its electric utility stockholders (MidAmerican and IES) and with Wisconsin Power and Light Company, Illinois Power and Illinois Central Railroad that allow the Company to make use of those companies' rights-of-way, underground conduits, distribution poles, transmission towers and building entrances in exchange for rights by such companies to use certain capacity on the Company's network. These agreements give the Company access to rights-of-way in certain parts of Iowa, Illinois and Wisconsin for installation of the Company's wireline and wireless networks. The Company's access to these rights-of-way are expected to have a significant positive impact on the Company's capital costs for network construction and the speed with which the Company can construct its networks. The Company believes that its strategic relationships with its electric utility stockholders and other companies that own rights-of-way and infrastructure give it a significant competitive advantage.

         Concurrently with construction of the Part III segments, the Company is also installing low-cost network facilities that are expected to form a series of fiber optic "self-healing rings" intended to enable the Company to provide facilities-based local and long distance service to most significant cities and towns in Iowa and in east central and southern Illinois. Thus, the Company believes it is well positioned to become the first facilities-based regional integrated provider of competitive telecommunications services in the upper Midwest.

         As of December 31, 1997, the Company owned approximately 4,900 route miles of fiber optic network and expects to construct approximately 5,500 additional route miles of fiber optic network during the next three years. The Company will decide whether to begin construction of fiber optic network in a market based on various economic factors, including: (i) the number of its customers in a market, (ii) the anticipated operating cost savings associated with such construction and (iii) any strategic relationships with owners of existing infrastructure (e.g., utilities and cable operators).

Sales and Marketing

         Until June 1996, the Company directed its telecommunications sales efforts primarily toward small and medium-sized businesses. In June 1996, the Company began marketing its PrimeLine(R) services to residential customers.

         Marketing of the Company's integrated telecommunications services is handled by a sales and marketing group composed of direct sales personnel and telemarketers. The Company's sales force is trained to emphasize the Company's customer focused sales and customer service efforts, including its 24-hours-per-day, 365-days-per-year customer service center, which a customer may call with any question or problem regarding the Company's services. The Company's employees answer customer service calls directly rather than requiring customers to use an automated queried message system. The Company believes that its emphasis on a "single point of contact" for meeting the customer's telecommunications needs, as well as its ability to provide one fully integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card service, is very appealing to its prospective customers.

         Marketing of the Company's integrated telecommunications services to business customers is conducted by direct sales personnel, located at the Company's headquarters in Cedar Rapids, Iowa and in branch sales offices in Iowa, Illinois, North Dakota, South Dakota, Minnesota, Wisconsin, Indiana, Colorado and Wyoming.

         Marketing of the Company's integrated telecommunications services to residential customers is conducted by telemarketers. The telemarketers emphasize the PrimeLine(R) integrated package of telecommunications services and its flat-rated per minute pricing structure for long distance service. The Company uses Ruffalo Cody's information database to identify attractive sales opportunities and pursues those opportunities through a variety of methods, including calls from the Company's telemarketing personnel.

         The Company believes that its acquisition of McLeodUSA Publishing in September 1996 and CCI in September 1997 enhanced the Company's sales and marketing efforts of its residential services in several ways. First, these acquisitions gave the Company an immediate presence in states where it was initiating service (such as Indiana, Minnesota, Wisconsin, Colorado and Wyoming) and also in states where it does not yet provide integrated telecommunications service but expects to do so in the future (such as Idaho, Missouri, Montana and Utah). Second, the Company believes that these acquisitions have increased the Company's penetration of current markets and will help accelerate its entry into new markets. Many of the telephone directories published and distributed by the Company serve as "direct mail" advertising because they contain or will contain detailed product descriptions and step-by-step instructions on the use of the Company's telecommunications products. The Company believes that telephone directories are commonly used sources of information that potentially provide the Company with a long-term marketing presence in millions of households and businesses that receive one of the Company's directories. By using the directories to market its products, the Company can reach more customers than would be possible if these acquisitions had not occurred. Third, the Company believes that combining the McLeodUSA Publishing directories' distinctive black-and-yellow motif with the trade name *McLeodUSA strengthens brand awareness in all of the Company's markets.

         Sales and marketing of the Company's competitive access services are handled as of the date hereof by a small sales staff located in Des Moines, Iowa. These sales people work closely with the Company's network engineers to design and market special access and private line services.

         In 1997, the Company expanded its telecommunications sales and marketing efforts primarily by (i) opening new branch sales offices in North Dakota, South Dakota, Minnesota, Colorado, Wisconsin, and Wyoming, (ii) as a result of the CCI Acquisition, acquiring new branch sales offices and sales personnel in Illinois, Indiana and Missouri, and (iii) continuing to expand its sales and marketing efforts in Iowa and Illinois. Over the next several years, depending on competitive and other factors, the Company also intends to begin sales and marketing efforts in Montana, Idaho, Utah and Nebraska. See "Legal Proceedings." The foregoing statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the results of the Company's actual expansion efforts may be materially different, depending on a variety of other factors, including: (i) the availability of financing and regulatory approvals; (ii) the number of potential customers in a target market; (iii) the existence of strategic alliances or relationships; (iv) technological, regulatory or other developments in the Company's business; (v) changes in the competitive climate in which the Company operates; and (vi) the emergence of future opportunities.

Competition

         Wireline Competition. The telecommunications industry is highly competitive. The Company faces intense competition from local exchange carriers, including the Regional Bell Operating Companies (primarily U S WEST and Ameritech) and the General Telephone Operating Companies, which currently dominate their respective local telecommunications markets. The Company also competes with long distance carriers in the provision of long distance services. The long distance market is dominated by four major competitors, AT&T, MCI, Sprint and WorldCom, Inc. ("WorldCom"). Hundreds of other companies also compete in the long distance marketplace. Other competitors of the Company may include cable television companies, competitive access providers, microwave and satellite carriers, wireless telecommunications providers, teleports and private networks owned by large end-users. In addition, the Company competes with the Regional Bell Operating Companies and other local exchange carriers, numerous direct marketers and telemarketers, equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business. Many of the Company's existing and potential competitors have financial and other resources far greater than those of the Company.

         In addition, a continuing trend toward business combinations and strategic alliances in the telecommunications industry may strengthen competitors. For example, WorldCom acquired MFS Communications Company, Inc., a competitive access provider, in December 1996 and Brooks Fiber Properties, Inc. in January 1998. In late 1997, MCI and WorldCom announced an agreement to merge. In January 1998, AT&T announced an agreement to acquire Teleport Communications Group Inc. The ability of these or other competitors of the Company to enter into strategic alliances could put the Company at a significant disadvantage.

         The Company may, in the future, face competition in the markets in which it operates from one or more competitive access providers operating fiber optic networks, in many cases in conjunction with the local cable television operator. Each of AT&T, MCI and Sprint has indicated its intention to offer local telecommunications services, either directly or in conjunction with other competitive access providers or cable television operators. Like the Company, a number of companies, including MCI and AT&T, currently hold certificates of public convenience and necessity to offer local and long distance service in Iowa, Illinois and certain other states within the Company's target markets. There can be no assurance that these firms, and others, will not enter the small and mid-sized markets where the Company focuses its sales efforts.

         The Company is largely dependent on incumbent local exchange carriers to provide access service for the origination and termination of its toll long distance traffic and interexchange private lines. Historically charges for such access service have made up a significant percentage of the overall cost of providing long distance service. On May 7, 1997, the FCC adopted changes to its interstate access rules that, among other things, will reduce per-minute access charges and substitute new per-line flat rate monthly charges. The FCC also approved reductions in overall access rates, and established new rules to recover subsidies to support universal service and other public policies. The impact of these changes on the Company or its competitors is not yet clear. The Company could be adversely affected if it does not experience access cost reductions proportionally equivalent to those of its competitors. Insofar as new Internet-based competitors continue to be exempt from these charges, they could enjoy a significant cost advantage in this area.

         The Company also generally will be dependent on incumbent local exchange carriers for provision of local telephone service through access to local loops, termination service and, in some markets, central office switches of such carriers. In addition, the Company intends to obtain the local telephone services of the incumbent local exchange carriers on a wholesale basis and resell that service to end users. Any successful effort by the incumbent local exchange carriers to deny or substantially limit the Company's access to the incumbent local exchange carrier's network elements or wholesale services would have a material adverse effect on the Company's ability to provide local telephone services. Although the Telecommunications Act imposes interconnection obligations on incumbent local exchange carriers, there can be no assurance that the Company will be able to obtain access to such network elements or services at rates, and on terms and conditions, that permit the Company to offer local services at rates that are both profitable and competitive.

         The Company's plans to provide additional local switched services are dependent upon obtaining favorable interconnection agreements with local exchange carriers. In August 1996, the FCC released the Interconnection Decision implementing the interconnection portions of the Telecommunications Act. Certain provisions of the Interconnection Decision implementing the interconnection portions of the Telecommunications Act have been vacated by the U.S. Eighth Circuit Court of Appeals, which may limit or delay the development of competition in the local exchange switched services market. The U.S. Supreme Court has granted certiorari on this matter and is scheduled to review the decisions of the Eighth Circuit Court of Appeals during the 1998 term. There can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company.

         The Telecommunications Act provides the incumbent local exchange carriers with new competitive opportunities. For example, under the Telecommunications Act, the Regional Bell Operating Companies will, upon the satisfaction of certain conditions, be able to offer interLATA long distance services to local telephone service customers in their respective regions. The Regional Bell Operating Companies are actively engaged in a process at the FCC by which they are seeking to satisfy those conditions. Although the FCC has rejected the first applications from Regional Bell Operating Companies for interLATA authority, additional applications are expected to be filed and other matters are on review in the courts. Separately, on December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that certain of these conditions to the offering of long distance service by the Regional Bell Operating Companies under the Telecommunications Act were unconstitutional. The District Court stayed its own decision pending an appeal to the U.S. Fifth Circuit Court of Appeals. The District Court's decision, if upheld on appeal, would permit the Regional Bell Operating Companies to offer long distance service within the regions in which they also provide local exchange service without first having to demonstrate that they have opened their local market to competitors. Such premature Regional Bell Operating Company entry into the interLATA long distance market could have a material adverse effect on the Company The Company believes that it has certain advantages over these companies in providing its telecommunications services, including management's prior experience in the competitive telecommunications industry and the Company's emphasis on marketing (primarily using a direct sales force for sales to business customers and telemarketing for sales to residential customers) and on responsive customer service. However, there can be no assurance that this increased competition will not have a material adverse effect on the Company.

         Competition for local and special access telecommunications services is based principally on price, quality, network reliability, customer service and service features. The Company believes that its management expertise allows it to compete effectively with the incumbent local exchange carriers. The Company generally offers its business customers local exchange services at prices that are substantially similar to the established retail local exchange carrier rates for basic business service, while generally providing enhanced calling features and a higher level of customer service. Long distance rates for a majority of business customers are determined each month by using the Company's sophisticated customer focused software to calculate the lowest long distance rate available from among pricing plans of AT&T, MCI and Sprint that are generally believed to be most popular with the Company's business customers, and in certain cases, comparable rates specifically identified by a customer and agreed to by the Company. The Company offers other long distance rates to certain business customers based on the customer's particular needs. Residential customers currently subscribing to the Company's integrated telecommunications services generally receive local service prices that are substantially similar to the published retail local exchange rates for basic service provided by the incumbent local exchange carrier. Residential customers generally receive flat-rate long distance pricing. The Company's fiber optic networks will provide both diverse access routing and redundant electronics, which design features are not widely deployed by the local exchange carriers' networks. However, if the incumbent local exchange carriers, particularly the Regional Bell Operating Companies, charge alternative providers such as the Company unreasonably high fees for interconnection to the local exchange carriers' networks, significantly lower their rates for access and private line services or offer significant volume and term discount pricing options to their customers, the Company could be at a significant competitive disadvantage. See "--Regulation."

         Wireless Competition. The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. The Company believes that the market for wireless telecommunications services is likely to expand significantly as equipment costs and service rates continue to decline, equipment becomes more convenient and functional, and wireless services become more diverse. The Company also believes that providers of wireless services increasingly will offer, in addition to products that supplement a customer's wireline communications (similar to cellular telephone services in use today), wireline replacement products that may result in wireless services becoming the customer's primary mode of communication. Accordingly, the Company expects competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. The Company anticipates that in the future there could potentially be eight wireless competitors in each of its proposed PCS markets: two existing cellular providers, five other PCS providers and Nextel Communications Inc., an ESMR provider. There are over ten principal cellular providers and over 20 principal PCS licensees in the Company's proposed PCS markets. In addition, the company could face competition from mobile satellite services targeting business customers which are under development.

         Competition with these or other providers of wireless telecommunications services may be intense. Many of the Company's potential wireless competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources than those of the Company and have significantly greater experience than the Company in testing new or improved wireless telecommunications products and services. Some competitors, particularly WCS carriers, are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. The Company does not currently offer wireless cable television access. In addition, several of the Company's potential wireless competitors are operating or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States. There can be no assurance that the Company will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than the Company's technologies and products will not be developed. See "--Wireless Services."

Regulation

         Overview. The Company's services are subject to federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. Local governments may require the Company to obtain licenses, permits or franchises regulating use of public rights-of-way necessary to install and operate its networks. In addition, the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC. The construction and operation of wireless systems also may be subject to state and local regulation.

         The Company, through its subsidiaries, holds various federal and state regulatory authorizations and often joins other industry members in seeking regulatory reform at the federal and state levels to open additional telecommunications markets to competition.

         The Company, through its wholly owned subsidiary McLeodUSA Network Services, provides certain competitive access services as a private carrier on a non-regulated basis. In general, a private carrier is one that provides service to customers on an individually negotiated contractual basis, as opposed to a common carrier that provides service to the public on the basis of generally available rates, terms and conditions. The Company believes that McLeodUSA Network Services' private carrier status is consistent with applicable federal and state laws, as well as regulatory decisions interpreting and implementing those laws as of the date hereof. Should such laws and/or regulatory interpretations change in the future to reclassify McLeodUSA Network Services' regulatory status, the Company believes that compliance with such reclassification would not have a material adverse effect on the Company.

         The Company, through its wholly-owned subsidiaries, is subject to certain federal and state regulatory requirements, including, in certain states, bonding requirements, due to its direct marketing, telemarketing and fund-raising activities.

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

     Reciprocal Compensation      Requires all local exchange carriers to
                                  complete calls originated by competing
                                  carriers under reciprocal arrangements at prices based on cost or through mutual exchange of traffic without explicit payment.

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

         These requirements recognize that local exchange competition is dependent upon cost-based and non-discriminatory interconnection with and use of incumbent local exchange carrier networks, and that failure to achieve such interconnection arrangements could have an adverse impact on the ability of the Company or other entities to provide competitive local exchange services. Under the Telecommunications Act, incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. In addition, in the Interconnection Decision and related actions the FCC has adopted more specific rules to implement these requirements. However, in July and October 1997, the U.S. Eighth Circuit Court of Appeals vacated portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements. The U.S. Supreme Court has granted certiorari to review the decisions of the Eighth Circuit Court of Appeals during the 1998 term. Although these decisions and other legal proceedings do not prevent the Company from negotiating interconnection agreements, they do create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements and will likely delay the execution of these agreements.

         The Telecommunications Act also eliminates previous prohibitions on the provision of interLATA long distance services by the Regional Bell Operating Companies and the General Telephone Operating Companies. The Regional Bell Operating Companies are permitted to provide interLATA long distance service outside those states in which they provide local exchange service ("out-of-region long distance service") upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act, the Regional Bell Operating Companies will be allowed to provide long distance service within the regions in which they also provide local exchange service ("in-region service") upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements. On December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that certain of these conditions to the offering of long distance service by the Regional Bell Operating Companies under the Telecommunications Act were unconstitutional. The District Court stayed its own decision pending an appeal to the U.S. Fifth Circuit Court of Appeals. The District Court's decision, if upheld on appeal, would permit the Regional Bell Operating Companies to offer long distance service within the regions in which they also provide local exchange service without first having to demonstrate that they have opened their local market to competitors. The Company could be adversely affected if the Regional Bell Operating Companies (and particularly U S WEST or Ameritech) are allowed to provide wireline interLATA long distance services within their own regions before local competition is established.

         The Telecommunications Act imposes certain restrictions on the Regional Bell Operating Companies in connection their entry into interLATA long distance services. Among other things, for three years following entry (unless extended thereafter by the FCC) the Regional Bell Operating Companies must pursue such activities only through separate subsidiaries with separate books and records, financing, management and employees. Affiliate transactions must be conducted on a nondiscriminatory basis. The Telecommunications Act also provides that AT&T and other major carriers serving more than 5% of the nation's presubscribed long distance access lines are restricted, under certain conditions, from packaging their long distance services with wholesale local services provided by a Regional Bell Operating Company. These restrictions do not apply to the Company because it does not serve more than 5% of the nation's presubscribed access lines. In any event, these restrictions expire in February 1999, or sooner in the event a Regional Bell Operating Company receives interLATA authority in a given state.

         On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order affirmed the policy principles for universal telephone service set forth in the Telecommunications Act, including quality service, affordable rates, access to advanced services, access in rural and high-cost areas, equitable and non-discriminatory contributions, specific and predictable support mechanisms, and access to advanced telecommunications services for schools, health care providers and libraries. The Universal Service Order added "competitive neutrality" to the FCC's universal service principles by providing that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider over another, nor unfairly favor or disfavor one technology over another. The Universal Service Order also requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support based upon their respective telecommunications revenue.

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

         The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance service. The FCC has recently implemented changes to its interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. These changes reduce per-minute access charges and substitute new per-line flat-rate monthly charges. These actions, along with additional changes which may occur later this year and in subsequent years, may reduce access rates, and hence the cost of providing long distance service, especially to business customers. However, the impact of the FCC's new decisions will not be known until those decisions are fully implemented over the next several years, during which time those decisions may be revised. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like the Company will pay a fee calculated as a percentage of their revenues to support these goals. The full implications of this decision also remain uncertain and subject to change.

         In addition, the FCC and the courts are considering related questions regarding the applicability of access charge and universal service fees to Internet service providers. Currently such providers are not subject to these expenses. However, the incumbent local exchange carriers and other parties argue that this exemption unfairly advantages Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications. The Company is not in a position to determine how access and universal service matters relating to Internet service providers will be resolved, and whether or not such resolution will be harmful to its competitive position.

         As of the date hereof, the Company does not offer PCS or cellular services. In April and June 1997, the FCC granted the Company a total of 26 "D" and "E" block frequency PCS licenses and in September 1997 the Company acquired the CCI PCS License, giving the Company 27 PCS licenses in a total of 25 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The Company paid the FCC approximately $32.8 million for the 26 PCS licenses granted by the FCC in April and June 1997. The Company's PCS licenses encompass approximately 110,000 square miles and a population of approximately 6.9 million. The Company is beginning to design and engineer its proposed PCS system. The Company expects to begin constructing its PCS network and offering PCS services as part of its integrated telecommunications services over the next several years.

         On April 28, 1997, the FCC informed the Company that it was the successful bidder for four WCS licenses in the Major Economic Areas of Milwaukee, Wisconsin, Minneapolis-St. Paul, Minnesota, Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska. The Company filed an application for such licenses on May 12, 1997. The Company was granted the WCS licenses on July 21, 1997. The Company intends to use the frequency blocks covered by such licenses to provide certain fixed services such as wireless local loop, Internet access, or meter reading.

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

         All PCS licenses are granted for a ten-year period, at the end of which, absent prior revocation or a violation of the FCC's rules by the licensee, they will be renewed. All PCS licensees are subject to certain "build-out" requirements which require that a certain level of service be available by specified times. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

         The Communications Act of 1934, as amended (the "Communications Act"), requires the FCC's prior approval of the assignment or transfer of control of a PCS license. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold by U.S. companies or individuals without prior FCC approval, but subsequent notice must be provided to the FCC.

         Under the Telecommunications Act, non-U.S. citizens or their representatives, foreign governments or their representatives, or corporations organized under the laws of a foreign country may not own, in the aggregate, more than 20% of a company holding a common carrier radio license; or more than 25% of the parent of a common carrier radio licensee (unless the FCC determines that the public interest would be served by allowing such indirect ownership). Under the terms of the new World Trade Organization ("WTO") Basic Telecommunication Agreement, which become effective on February 1, 1998, however, the U.S. has committed to permit indirect foreign ownership of up to 100% and to streamline its processes for investment by WTO member countries. As a result of its ownership of PCS licenses, the Company is required to comply with these foreign ownership restrictions. In addition, the FCC has imposed reporting requirements with respect to foreign affiliations between U.S., international and foreign telecommunications carriers, as well as reports of certain investments by other foreign entities. Depending on the particular foreign affiliate and its "home" market, the FCC may limit the size of the foreign affiliate's investment in the U.S. carrier or subject the U.S. carrier to dominant carrier regulation on one or more international routes. The Company, through its subsidiaries, holds FCC authority to provide international services, and therefore is also subject to the FCC's rules on foreign affiliations.

         Failure to comply with statutory requirements on foreign ownership of companies holding radio licenses, or with the FCC's foreign affiliation reporting requirements, may result in the FCC issuing an order to the entity requiring divestiture of alien ownership to bring the entity into compliance with the Communications Act and the FCC's rules. In addition, fines, a denial of renewal or revocation of radio licenses are possible. The Restated Certificate permits the Board of Directors of the Company (the "Board") to redeem any of the Company's capital stock from stockholders to the extent necessary to prevent the loss or secure the reinstatement of any license, operating authority or franchise from any governmental authority. As of the date hereof, the Company has no knowledge of any alien ownership or affiliation with foreign telecommunications carriers in violation of the Communications Act or the FCC's rules.

         Following the grant of a PCS license, existing licensees that operate certain fixed microwave systems within the PCS license area retain the right to continue to operate their systems until 2005. To secure a sufficient amount of unencumbered spectrum to operate a PCS system efficiently, the Company may need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks. This transition plan allows most microwave users to operate in the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. In connection with its proposed PCS system, the Company estimates that it may be required to relocate approximately 50 microwave links operated by approximately 19 different microwave licensees. In addition, the FCC has imposed new universal service requirements on wireless carriers, as well as new number portability and enhanced 911 obligations on commercial mobile radio service providers (including PCS carriers) that will require investment in advanced technology over the next few years.

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

         The Company, through its wholly owned subsidiaries, is also subject to rules governing telemarketing that have been promulgated by both the FCC and the Federal Trade Commission (the

"FTC"). The FCC and FTC telemarketing rules prohibit telemarketers from engaging in certain deceptive telemarketing practices and require that telemarketers make certain disclosures. For example, these telemarketing rules: prohibit the use of autodialers that employ prerecorded voice messages without the prior express consent of the dialed party; proscribe the facsimile transmission of unsolicited advertisements; require telemarketers to disclose clear and conspicuous information concerning quality, cost and refunds to a customer before a customer makes a purchase; require telemarketers to compile lists of individuals who desire not to be contacted; limit telemarketers to calling residences between the hours of 8:00 a.m. and 9:00 p.m.; require telemarketers to explicitly identify the seller and state the purpose of the call; and prohibit product misrepresentations.

         State Regulation. McLeodUSA Telecommunications and two CCI subsidiaries provide intrastate common carrier services and are subject to various state laws and regulations. Most public utilities commissions subject providers such as the Company to some form of certification requirement, which requires providers to obtain authority from the state public utilities commission prior to the initiation of service. In most states, including Iowa and Illinois, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. In those states, the Company also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and record-keeping requirements.

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

         The Company, through McLeodUSA Telecommunications, holds certificates of authority to offer local services in incumbent Regional Bell Operating Company exchanges in Iowa (resale and facilities-based authority), Illinois (resale and facilities-based authority), Wisconsin (resale and facilities-based authority), Minnesota (resale authority), North Dakota (resale authority), South Dakota (resale and facilities-based authority), Colorado (resale authority), Wyoming (resale authority), Idaho (resale and facilities-based authority), Montana (resale authority), and Indiana (resale authority). The Company, through CCTS, also holds certificates to offer local service in Illinois (resale and facilities-based authority), Missouri (resale and facilities-based authority) and Indiana (resale and facilities-based authority). The Company currently has pending certification applications in North Dakota (facilities-based authority) and Utah (resale and facilities-based authority). The Company intends to seek regulatory approval to provide such resale and facilities-based services in all states targeted by the Company when the economic terms of interconnection with the incumbent local exchange company make the provision of local switched services cost-effective. See"--Expansion of Certain Facilities-Based Services." The Company is also authorized to offer long distance service in all 48 states in the continental United States. The Company has obtained authority to offer long distance service in such states, including states outside of its target markets, because it believes this capability will enhance the Company's ability to attract business customers that have offices outside of the Company's target markets. The Company may also apply for authority to provide services in non-Regional Bell Operating Company exchanges in its target market states and other states in the futures. While the Company expects and intends to obtain the necessary regulatory authority in each jurisdiction where it intends to operate, there can be no assurance that each respective agency will grant the Company's request for authority.

         Although the Telecommunications Act preempts the ability of states to forbid local service competition, some states where the legality of such competition was previously uncertain have not yet completed regulatory or statutory actions to comply with the Telecommunications Act. Furthermore, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. In the last several years, Iowa, Illinois, Minnesota, Wisconsin, Wyoming and North Dakota have enacted broad changes in those states' telecommunications laws that authorize the entry of competitive local exchange carriers and provide for new regulations to promote competition in local and other intrastate telecommunications services. As a general matter, the states will play a central role in the development of local exchange competition. The Company may face regulatory decisions that adversely affect its ability to compete in any particular state.

         States also regulate the intrastate carrier access services of the incumbent local exchange carriers. The Company is required to pay access charges to originate and terminate its intrastate long distance traffic. The Company could be adversely affected by high access charges, particularly to the extent that the incumbent local exchange carriers do not incur the same level of costs with respect to their own intrastate long distance services. In a related development, states also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, certain incumbent local exchange carriers are proposing that states create funds that would be supported by potentially large payments by firms such as the Company based on their total intrastate revenues. Another issue is use by certain incumbent local exchange carriers, with the approval of state regulatory agencies, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or will be addressing various intraLATA dialing parity issues that may affect competition. The Company's business could be adversely affected by these or other developments.

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

         ICTC is subject to rate of return regulation by the Illinois Commerce Commission. Under such regulation, ICTC is allowed to earn up to a fixed rate of return on its equity. In the event that the Illinois Commerce Commission finds that ICTC has exceeded its authorized rate of return on equity, ICTC could be required to lower its customer rates or make refunds. While the Company believes ICTC is earning less than its authorized rate of return, there is no assurance that the Illinois Commerce Commission will not, at some future date, find that ICTC has earned more than its authorized rate of return or that such a finding would not have a material adverse effect on the Company.

         In addition, a substantial proportion of ICTC's revenues are derived from access charges imposed on interexchange carriers. Access charge rate structures and rate levels have been modified by recent regulatory changes, and further changes are possible. If such revisions result in a reduction of ICTC's revenues and gross margins, it could have a material adverse effect on the Company.

         ICTC, as well as other former CCI subsidiaries, also hold state and federal certificates and FCC licenses in connection with the operation of wireline telecommunications services and paging services.

         The Company, through its wholly owned subsidiaries, engages in various direct marketing, telemarketing and fund-raising activities. Most states have laws that govern either direct marketing, telemarketing or fund-raising activities. In states that regulate such activities, several types of restriction have been imposed, either singly or in combination, including: (i) pre-commencement and post-completion registration requirements; (ii) posting of professional bonds; (iii) filing of operational contracts; (iv) imposing statutory waiting periods; (v) requiring employee registration; and (vi) prohibiting control over funds collected from such activities.

         Local Government Authorizations. The Company is required to obtain construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights-of-way. Some municipalities where the Company has installed or anticipates constructing networks are proposing and enacting ordinances regulating use of rights-of-way and imposing various fees in connection with such use. In certain instances the Company has negotiated interim agreements to authorize installation of facilities pending resolution of the fee issue. In many markets, the local exchange carriers do not pay rights-of-way fees or pay fees that are substantially less than those required to be paid by the Company. To the extent that competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. The Company anticipates that lawsuits may be filed by affected parties. Failure to receive necessary permits on commercially reasonable terms, the inability to obtain right-of-way authorization or license agreements and a requirement that the Company remove its facilities or abandon its network in place could have a material adverse effect on the Company.

Risk Factors

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. These forward-looking statements can be identified by use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company.

         Limited Operating History; Operating Losses and Negative Cash Flow from Operations. The Company began operations in 1992 and has only a limited operating history upon which to base an evaluation of its performance. As a result of operating expenses and development expenditures, the Company has incurred significant operating and net losses to date. Net losses for 1995, 1996 and 1997 were approximately $11.3 million, $22.3 million and $79.9 million, respectively. At December 31, 1997, the Company had an accumulated deficit of $127.7 million. Although its revenue has increased substantially in each of the last three years, the Company also has experienced significant increases in expenses associated with the development and expansion of its fiber optic network and its customer base. The Company expects to incur significant operating losses during the next several years, while it develops its businesses, constructs, installs and expands its fiber optic network and develops and constructs a PCS system. There can be no assurance that the Company will achieve or sustain profitability from operating activities in the future. If the Company cannot achieve operating profitability from operating activities, it may not be able to meet its debt service or working capital requirements, which could have a material adverse effect on the Company. See "--Risk Factors--Significant Capital Requirements," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Significant Capital Requirements. Continued expansion of the Company's operations, facilities, network and services will require significant capital expenditures. As of December 31, 1997, the Company estimates that its aggregate capital requirements for 1998, 1999 and 2000 will be approximately $750 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network, (ii) market expansion activities, (iii) developing, constructing and operating a PCS system and (iv) completing construction of its new corporate headquarters and associated buildings. These capital requirements are expected to be funded, in large part, out of the approximately $217.7 million in net proceeds from the Senior Note Offering, approximately $148.9 million remaining from the Senior Discount Note Offering, additional debt or equity issuances, and lease payments to the Company for portions of the Company's networks.

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

         The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, and additional debt and equity issuances. As of the date hereof, the Company is negotiating with a major bank to obtain one or more syndicated credit facilities. There can be no assurance, however, that the Company will be successful in obtaining such credit facilities on terms acceptable to the Company or at all, or that the Company will otherwise be successful in producing sufficient cash flows or raising sufficient debt or equity capital to meet its strategic objectives, or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company. Failure to generate or raise sufficient funds may require the Company to delay or abandon some of its future expansion plans or expenditures, which could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

         Risks Associated With Acquisitions. As part of its business strategy, the Company acquired CCI during 1997 and will continue to evaluate additional strategic acquisitions and alliances principally relating to its current operations. Such transactions commonly involve certain risks including, among others: the difficulty of assimilating the acquired operations and personnel; the potential disruption of the Company's ongoing business; the possible inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired assets and rights into the Company's service offerings and the maintenance of uniform standards, controls, procedures and policies; the risks of entering markets in which the Company has little or no direct prior experience; and the potential impairment of relationships with employees or customers as a result of changes in management. The Company may also encounter additional risks in connection with the CCI Acquisition as a result of the size and complexity of CCI's operations. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with the CCI Acquisition or any future transactions. In addition, any such transactions could materially adversely affect the Company's operating results due to dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, if any. See "--Recent Transactions."

         Failure of U S WEST to Furnish Call Detail Records. The Company depends on certain call detail records provided by U S WEST with respect to long distance services, and Ameritech with respect to local and long distance services, in order to verify most of its customers' bills for these services. The Company has in the past experienced certain omissions in the call detail records it receives from U S WEST on a monthly basis. For example, during the period from January 1997 through December 1997, U S WEST failed to furnish, on average, monthly call detail records for approximately 1% of the long distance calls placed by the Company's customers. Thus, the Company was unable to verify with certainty that a given long distance call placed by a customer and known by the Company to have been terminated by the Company's wholesale long distance supplier was, in fact, placed by the customer. Absent such verification, the Company does not bill its customers for the call. These call detail omissions typically occur in connection with new customers of the Company.

         The Company does not believe this impediment to billing certain customers for a small percentage of calls in a given month materially adversely affects its relationships with or contractual obligations to its customers. The failure to bill the customer does have a negative effect on the Company's gross margins, because the Company incurs expenses for calls it does not bill.

         On July 7, 1997, U S WEST and the Company entered into an agreement which requires U S WEST to set "flags" to capture call detail records on 95% of the Company's converted lines within 36 hours of the time the line is converted to the Company's service. In the event that U S WEST fails to meet that standard, U S WEST is required to provide certain credits to the Company. There can be no assurance, however, that U S WEST will not continue to experience difficulties in furnishing complete call detail records to the Company, that the percentage of call detail records not provided to the Company will not increase, or that the resulting negative effect on gross margins will not have a material adverse effect on the Company.

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

         The Company does not own or operate any facilities for providing wireless telecommunication services to the public. The successful implementation of a PCS system will require the Company to, among other things, lease or acquire sites for base stations, construct the base stations, install the necessary equipment and conduct system testing. The Company believes that the successful implementation of a PCS system will also require that the Company enter into "roaming" arrangements with PCS operators in other markets to enable future subscribers to the Company's proposed PCS services to receive seamless call transmission and reception throughout the United States. While the Company is currently exploring possible roaming arrangements, the Company cannot predict when, or whether, it will be able to enter into any such arrangement with other PCS operators. Each stage of implementing PCS service involves various risks and contingencies, many of which are not in the Company's control. In the event the Company encounters delays or other problems, the Company's plans for providing PCS services could be adversely affected.

         The Company's success in the implementation and operation of a PCS system also is subject to other factors beyond the Company's control. These factors include, without limitation, (i) changes in general and local economic conditions, (ii) availability of equipment necessary to operate the PCS system,
(iii) changes in communications service rates charged by others, (iv) changes in the supply and demand for PCS and the commercial viability of PCS systems as a result of competing with wireline and wireless operators in the same geographic area, (v) demographic changes that might negatively affect the potential market for PCS, (vi) changes in the federal, state or local regulatory scheme affecting the operation of PCS systems (including the enactment of new statutes and the promulgation of changes in the interpretation or enforcement of existing or new rules and regulations) and (vii) changes in PCS or competing wireless technologies that have the potential of rendering obsolete the technology and equipment that the Company intends to use to construct its PCS system. In addition, the extent of the potential demand for PCS cannot be estimated with any degree of certainty and may be less than the Company anticipates. See "--Wireless Services" and "--Risk Factors--Rapid Technological Changes." There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's ownership, development, construction or operation of a PCS system.

         The Company will be required to abide by various FCC rules governing PCS license holders, such as rules limiting the percentage of the Company's capital stock that may be directly owned or voted by non-U.S. citizens, by a foreign government or by a foreign corporation to 20%, and limiting indirect foreign ownership to 25%, absent waiver by the FCC. See "--Regulation." Furthermore, certain of the FCC rules require all PCS licensees to meet certain buildout and population coverage requirements. Failure to comply with such requirements could result in the imposition of fines on the Company by the FCC or cause revocation or forfeiture of the Company's PCS licenses, even after the Company has expended substantial amounts to develop a PCS system.

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

         Relocation of Fixed Microwave Licensees. Following the grant of a PCS license, existing licensees that operate certain fixed microwave systems within the PCS license area retain the right to continue to operate their systems until 2005. To secure a sufficient amount of unencumbered spectrum to operate a PCS system efficiently, the Company may need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks. This transition plan allows most microwave users to operate in the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. There can be no assurance that the Company will be successful in reaching timely agreements with the existing microwave licensees or that any such agreements will be on terms favorable to the Company. Any delay in the relocation of such licensees may adversely affect the Company's ability to commence timely commercial operation of a PCS system. Furthermore, depending on the terms of such agreements, if any, the Company's ability to operate a PCS system profitably may be adversely affected. In connection with its proposed PCS system, the Company estimates that it may be required to relocate approximately 50 microwave links operated by approximately 19 different microwave licensees. See "--Regulation."

         Dependence on Key Personnel. The Company's business is dependent upon a small number of key executive officers, particularly Clark E. McLeod, the Company's Chairman and Chief Executive Officer, and Stephen C. Gray, the Company's President and Chief Operating Officer. As of the date hereof, the Company does not have any term employment agreements with these employees. The Company has entered into employment, confidentiality and non-competition agreements with Messrs. McLeod and Gray and certain other key employees of the Company providing for employment by the Company for an indefinite period, subject to termination by either party (with or without cause) on 30 days' prior written notice, and an agreement not to compete with the Company for a period of one or two years, depending on the employee, following termination for cause or voluntary termination of employment.

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

         Need to Obtain and Maintain Permits and Rights-of-Way. In order to develop and construct its network, the Company must obtain authorization to install facilities in the public rights-of-way from state highway authorities, local governments and transit authorities, and in certain instances must also obtain easements from private parties. The Company also enters into agreements to utilize underground conduit and aerial pole space and other rights-of-way and easements from entities such as local exchange carriers, other utilities, railroads, and interexchange carriers. The Company has entered into long-term agreements with its two principal electric utility stockholders, IES and MidAmerican, pursuant to which the Company generally has access to the electric utilities' rights-of-way and poles, primarily located in Iowa and Illinois, for so long as the utilities maintain their franchises to provide electrical services in a given locality. The Company has entered into similar long-term agreements with Wisconsin Power and Light Company for access to rights-of-way and poles primarily located in Wisconsin and with Illinois Power and Illinois Central Railroad for access to rights-of-way and poles located in Illinois. IES has entered into a definitive agreement of merger with WPL Holdings, Inc., the parent of Wisconsin Power and Light Company, and with Interstate Power Company, which merger is subject to certain regulatory and other approvals. There can be no assurance that IES, MidAmerican, Wisconsin Power and Light Company, Illinois Power, Illinois Central Railroad or the Company will be able to maintain existing franchises, permits and rights-of-way or that the Company will be able to obtain and maintain any other franchises, permits and rights-of-way needed to implement its business plan on acceptable terms. Although the Company believes that its existing arrangements will not be canceled and will be renewed as needed in the near future, if any of the existing franchises, license agreements or rights-of-way were terminated or not renewed and the Company were forced to remove its facilities, such cancellation or non-renewal of certain of such arrangements could have a material adverse effect on the Company. See "--Network Facilities" and "--Regulation."

         Rapid Technological Changes. The telecommunications industry is subject to rapid and significant changes in technology. While the Company believes that for the foreseeable future these changes will neither materially adversely affect the continued use of its fiber optic telecommunications network nor materially hinder the Company's ability to acquire necessary technologies, the effect of technological changes on the business of the Company, such as changes relating to emerging wireline (including fiber optic) and wireline (including broadband) transmission technologies, and use of the Internet for traditional voice data or broadband communications, cannot be predicted. There can be no assurance that technological developments in telecommunications will not have a material adverse effect on the Company.

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

         Control of the Company. As of February 27, 1998, IES, MidAmerican, Richard A. Lumpkin, certain members of his family and various trusts for the benefit thereof, and Clark and Mary McLeod owned, directly or indirectly, in the aggregate approximately 55% of the outstanding Class A Common Stock and voting power of the Company. Accordingly, such stockholders collectively are able to control the management policy of the Company and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of the Board of Directors of the Company (the "Board"). IES, MidAmerican, Richard A. Lumpkin, certain members of his family and various trusts for the benefit thereof, and Mr. and Mrs. McLeod have entered into a voting agreement with respect to the election of directors and other matters. The Restated Certificate contains provisions that may make it more difficult to effect a hostile takeover of the Company or to remove members of the Board.

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

         Increased Leverage; Restrictive Covenants. As of December 31, 1997, the Company's total amount of indebtedness outstanding was $625.9 million and the Company had stockholder's equity of $559.4 million. The level of the Company's indebtedness could adversely affect the Company in a number of ways, including the following: (i) the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited; (ii) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its business; (iii) the Company may be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and
(iv) the Company's degree of indebtedness may make it more vulnerable to a downturn in its business or in the economy generally.

         The indenture governing the Senior Discount Notes and the Senior Discount Exchange Notes (the "Senior Discount Note Indenture") and the indenture governing the Senior Notes and the Senior Exchange Notes (the "Senior Note Indenture") impose operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

         Dependence on Regional Bell Operating Companies; U S WEST Centrex Action. See "Legal Proceedings--Dependence on Regional Bell Operating Companies; U S WEST Centrex Action."

         Refusal of U S WEST to Improve its Processing of Service Orders. See "Legal Proceedings--Refusal of U S WEST to Improve its Processing of Service Orders."

         Competition.   See "--Competition."

         Regulation.   See "--Regulation."

         Year 2000 Date Conversion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Date Conversion."

Employees

         As of December 31, 1997, the Company employed a total of 4,588 full-time employees and 353 part-time employees. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. The Company believes that its relations with its employees are good.

Executive Officers of the Company

         The following is a list of the executive officers of the Company as of December 31, 1997, together with biographical summaries of their experience. The ages of the persons set forth below are as of December 31, 1997.


                   Name                      Age                       Position(s) with Company
                   ----                      ---                       ------------------------
Clark E. McLeod                               51      Chairman, Chief Executive Officer and Director
Richard A. Lumpkin.........................   62      Vice Chairman and Director
Stephen C. Gray............................   39      President, Chief Operating Officer and Director
Blake O. Fisher, Jr........................   53      Chief Financial and Administrative Officer, Treasurer and
                                                      Director
Robert J. Currey...........................   52      Group President, Telecommunications Services and Director
Arthur L. Christoffersen...................   51      Group President, Publishing Services
Kirk E. Kaalberg  .........................   38      Executive Vice President, Network Services
Stephen K. Brandenburg.....................   45      Executive Vice President and Chief Information Officer
David M. Boatner...........................   49      Executive Vice President, Business Services
Albert P. Ruffalo..........................   51      Executive Vice President, Consumer Services
Casey D. Mahon.............................   45      Senior Vice President, General Counsel and Secretary


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

         Richard A. Lumpkin. Mr. Lumpkin has served as Vice Chairman and a director of the Company since September 1997. Mr. Lumpkin was elected as an officer and a director of the Company pursuant to the requirements of the Merger Agreement. He also has served as Chairman and Chief Executive Officer of ICTC since September 1997. Mr. Lumpkin served as Chairman and Chief Executive Officer of CCI from 1990 to September 24, 1997, the date CCI was acquired by the Company. From its formation in 1984 to 1990, Mr. Lumpkin served as President of CCI. From 1968 to 1990, Mr. Lumpkin held various executive positions at ICTC, including Vice President of Operations and Treasurer. He is a director of Ameren Corporation, an electric utility holding company, its wholly owned subsidiary Central Illinois Public Service Company, an electric utility, First Mid-Illinois Bancshares, Inc., a bank holding company ("First Mid-Illinois Bancshares"), and its wholly owned subsidiary First Mid-Illinois Bank & Trust, a bank. Mr. Lumpkin is Chairman of the Board of Illuminet Holdings, Inc. ("Illuminet"), formerly USTN Holdings, Inc., a telecommunications company.

         Stephen C. Gray. Mr. Gray has been Chief Operating Officer of the Company since September 1992, President since October 1994 and a director since April 1993. Mr. Gray is one of Mr. McLeod's nominees on the Board. Prior to joining the Company, Mr. Gray served from August 1990 to September 1992 as Vice President of Business Services at MCI, where he was responsible for MCI's local access strategy and for marketing and sales support of the Business Markets division. From February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for Telecom*USA, where his responsibilities included sales, marketing, key contract negotiations and strategic acquisitions and combinations. Prior to joining Telecom*USA, from September 1986 to February 1988, Mr. Gray held a variety of management positions with Williams Telecommunications Company, a long distance telephone company.

         Blake O. Fisher, Jr. Mr. Fisher has served as a director of the Company since October 1996, as Executive Vice President, Corporate Administration and Chief Financial Officer from September 1996 through October 1997, as Chief Financial and Administrative Officer since October 1997 and as Treasurer since February 1996. Mr. Fisher also served as one of IES' nominees on the Board from April 1993 to February 1996. He served as Executive Vice President and Chief Financial Officer of IES, a diversified electric utility holding company, from January 1991 to February 1996. Mr. Fisher also served as President of IES Utilities Inc. from February 1995 to February 1996. Prior to joining IES, Mr. Fisher held a variety of management positions with Consumers Power Company, an electric utility, including Vice President of Finance and Treasurer.

         Robert J. Currey. Mr. Currey has served as a director of the Company since September 1997 and as Group President, Telecommunications Services from October 1997 to March 6, 1998. Mr. Currey was elected as a director of the Company pursuant to the requirements of the Merger Agreement. Mr. Currey served as President of CCI from March 1990 to September 24, 1997, the date CCI was acquired by the Company. From June 1988 to March 1990, Mr. Currey served as Senior Vice President--Operations and Engineering of Citizens Utility Co., a diversified utility company. From 1987 to 1988, he served as Executive Vice President of US SPRINT, an interexchange carrier, and from 1984 to 1987, he served as Senior Vice President--Operations for United Telecommunications, Inc., a telecommunications company. Prior to 1984, Mr. Currey served as an Assistant Vice President with Ameritech, the regional holding company for Bell Companies in five Midwestern states and also held a succession of management positions in operations, personnel, labor relations and marketing. Mr. Currey resigned from his position as an executive officer of the Company effective March 6, 1998.

         Arthur L. Christoffersen. Mr. Christoffersen has served as the Company's Group President, Publishing Services since September 24, 1997. Mr. Christoffersen served as Executive Vice President, Publishing Services from September 20, 1996, the date the Company acquired McLeodUSA Publishing, until September 24, 1997. Mr. Christoffersen served as Chairman, President and Chief Executive Officer of McLeodUSA Publishing from November 1990, the date Mr. Christoffersen and other investors acquired McLeodUSA Publishing from MCI, and has continued to serve in that capacity following the acquisition of McLeodUSA Publishing by the Company in September 1996. From December 1987 to August 1990, Mr.

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

         Albert P. Ruffalo. Mr. Ruffalo has served as the Company's Executive Vice President, Consumer Services since September 1996. Since August 1991 Mr. Ruffalo has served as President and Chief Executive Officer of Ruffalo Cody, which was acquired by the Company on July 15, 1996. From September 1990 to July 1991, Mr. Ruffalo served as President of MCI Direct, Inc., an indirect wholly owned subsidiary of MCI. From 1983 to August 1990, Mr. Ruffalo held various executive positions at Teleconnect and Telecom*USA Data Base Marketing Company, an indirect wholly owned subsidiary of Telecom*USA, Teleconnect's successor. From 1980 to 1983, Mr. Ruffalo was Marketing Manager of National Oats Corporation, a grain distribution firm.

         Casey D. Mahon. Ms. Mahon served as Senior Vice President of the Company from February 1996, Secretary from July 1993 and as General Counsel from June 1993, each until January 31, 1998 when she resigned from her position as an executive officer of the Company. Prior to joining the Company, she was engaged in the private practice of law, with emphasis on telecommunications, regulatory and corporate law.

Item 2.  Properties.

         The Company owns or leases offices and space in a number of locations, primarily for sales offices and network equipment installations. In August 1996, the Company purchased approximately 194 acres of farm land in southern Cedar Rapids, Iowa for the development of an office complex, known as the McLeodUSA Technology Park, upon which the Company has constructed a one-story, 160,000 square foot building that serves as the Company's new headquarters. As part of the second phase in the development of the McLeodUSA Technology Park, the Company has completed construction of a 36,000 square foot maintenance building and warehouse, and is constructing a two-story, 320,000 square foot office building which will also house some of the Company's telephone switching and computer equipment. The total cost of the construction of the Company's new corporate headquarters and associated buildings is estimated to be approximately $35.6 million. The Company also purchased approximately 120 acres of undeveloped land adjacent to the McLeodUSA Technology Park for a purchase price of approximately $1.4 million in August 1997. As a result of the CCI Acquisition, the Company also owns a 60,000 square foot office building in Mattoon, Illinois, as well as other properties in central Illinois. The Company also maintains 55,000 square feet of office space at its former headquarters in Cedar Rapids, Iowa, under a lease expiring in March 2001. In addition, the Company owns 88 acres of undeveloped farm and forest land in southern Cedar Rapids, Iowa.

Item 3.  Legal Proceedings.

         The Company is not aware of any material litigation against the Company. The Company is involved in numerous regulatory proceedings before various public utilities commissions, particularly the Iowa Utilities Board, as well as before the FCC.

         Dependence on Regional Bell Operating Companies; U S WEST Centrex Action. The Company is dependent on the Regional Bell Operating Companies for provision of most of its local and certain of its long distance services. As of the date hereof, U S WEST and Ameritech are the Company's sole suppliers of access to local central office switches or, in the case of customers served in central Illinois, to local lines. The Company uses such access to partition the local switch or transmit traffic over unbundled local line segments ("loops") and thereby provide local service to its customers.

         The Company purchases access to local switches in the form of a product generally known as "Centrex." Without such access, the Company could not, as of the date hereof, provide bundled local and long distance services to most of its customers, although it could provide stand-alone long distance service. Since the Company believes its ability to offer bundled local and long distance services is critical to its current sales efforts, any successful effort by U S WEST or Ameritech to deny or substantially limit the Company's access to partitioned switches would have a material adverse effect on the Company.

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

         The Company has challenged, or is challenging, the U S WEST Centrex Action before the public utilities commissions in certain of the states served by U S WEST where the Company is doing business or plans to do business. The Company's challenges to the U S WEST Centrex Action have as of the date hereof been successful in Iowa, Minnesota, South Dakota, North Dakota and Colorado although further appeals by U S WEST may be possible. In Wyoming, state regulators rejected U S WEST's action, but the matter remains pending on appeal. The Company has, however, been unsuccessful in its challenges to the U S WEST Centrex Action in Nebraska and Idaho. In Nebraska, the Company and other parties have appealed the order of the Nebraska Public Service Commission rejecting complaints objecting to the U S WEST Centrex Action. As of the date hereof, the appeal remains pending before the Nebraska Court of Appeals. In Utah, the Company has requested that the Utah Public Utilities Commission reconsider its order imposing temporary restrictions on Centrex resale. As of the date hereof, the Company's request remains pending before the Utah Public Utilities Commission.

         The Company anticipates that U S WEST will continue to appeal unfavorable decisions by public utilities commissions with respect to the U S WEST Centrex Action.

         In addition to the U S WEST Centrex Action, U S WEST has taken other measures that may impede the Company's ability to use Centrex service to provide its competitive local exchange services. For example, in January 1997, U S WEST proposed to implement certain interconnection surcharges in several of the states in its service region. On February 20, 1997, the Company and several other parties filed a petition with the FCC objecting to U S WEST's proposal. The petition was based on Section 252(d) of the Telecommunications Act, which governs the pricing of interconnection and network elements. The Company believes that U S WEST's proposal is an unlawful attempt to recover costs associated with the upgrading of U S WEST's network, in violation of Section 252 of the Telecommunications Act. U S WEST filed an opposition to the Company's petition with the FCC on March 3, 1997. The matter remains pending before the FCC and various state public utilities commissions.

         There can be no assurance that the Company will ultimately succeed in its legal challenges to the U S WEST Centrex Action or other actions by U S WEST that have the effect of preventing or deterring the Company from using Centrex service, or that these actions by U S WEST, or similar actions by other Regional Bell Operating Companies, will not have a material adverse effect on the Company. In any jurisdiction where U S WEST prevails, the Company's ability to offer integrated telecommunications services would be impaired, which could have a material adverse effect on the Company. See "Business--Competition."

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

         Refusal of U S WEST to Improve its Processing of Service Orders. As a result of its significant use of the Centrex product to serve its customers in U S WEST's service territories, the Company depends upon U S WEST to process service orders placed by the Company to transfer new customers to the Company's local service. U S WEST had imposed a limit of processing one new local service order of the Company per hour for each U S WEST central office, creating a significant backlog of local service orders of the Company. Furthermore, according to the Company's records, U S WEST commits an error on one of every three lines ordered by the Company, thereby further delaying the transition of new customers to the Company's local service. The Company repeatedly requested that U S WEST increase its local service order processing rate and improve the accuracy of such processing, which U S WEST refused to do.

         On July 12, 1996, the Company filed a complaint with the Iowa Utilities Board against U S WEST in connection with such actions. In an order issued on October 10, 1996, the Iowa Utilities Board determined that U S WEST's limitation on the processing of the Company's service orders constituted an unlawful discriminatory practice under Iowa law. On February 14, 1997, the Iowa Utilities Board further clarified that U S WEST must eliminate numerical limitations on the Company's residential and business orders. U S WEST has subsequently agreed to process the Company's service orders within a standard five-day period. There can be no assurance, however, that the decision of, or any further action by, the Iowa Utilities Board will adequately resolve the service order problems or that such problems will not impair the Company's ability to expand or to attract new customers, which could have a material adverse effect on the Company.

         Legal Challenges to the Interconnection Decision. The Company's plans to provide local switched services are dependent upon obtaining favorable interconnection agreements with local exchange carriers. In August 1996, the FCC released the Interconnection Decision implementing the interconnection portions of the Telecommunications Act. Certain provisions of the Interconnection Decision were appealed to the U.S. Eighth Circuit Court of Appeals. In July and October 1997, the U.S. Eighth Circuit Court of Appeals vacated portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements. Although the decisions vacating the Interconnection Decision do not prevent the Company from negotiating interconnection agreements with local exchange carriers, they do create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements, and could make negotiating such agreements more difficult and protracted. The U.S. Supreme Court has granted certiorari in this matter and is scheduled to review the decisions of the U.S. Eighth Circuit Court of Appeals during the 1998 term. There can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company, or that the pending Supreme Court appeal will be resolved on terms that promote local exchange competition as originally contemplated by the FCC.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Price Range of Class A Common Stock

         The Company completed its initial public offering of Class A Common Stock in June 1996, at a price per share of Class A Common Stock of $20.00. The Class A Common Stock has been quoted on The Nasdaq Stock Market under the symbol "MCLD" since June 11, 1996. Prior to June 11, 1996, no established public trading market for the Class A Common Stock existed. The following table sets forth for the periods indicated the high and low sales price per share of the Class A Common Stock as reported by The Nasdaq Stock Market.

                 1996                                       High     Low
                 ----                                      ------   ------
         Second Quarter (from June 11, 1996).............  $26.75   $22.25
         Third Quarter...................................  $39.50   $23.50
         Fourth Quarter..................................  $34.50   $25.00

                 1997
                 ----
         First Quarter...................................  $28.75   $17.375
         Second Quarter..................................  $34.25   $16.375
         Third Quarter...................................  $40.00   $25.625
         Fourth Quarter..................................  $41.75   $32.00

         On February 27, 1998, the last reported sale price of the Class A Common Stock on The Nasdaq Stock Market was $38.969 per share. On February 27, 1998, there were 656 holders of record of the Class A Common Stock and no holders of record of the Company's Class B Common Stock, $.01 par value per share (the "Class B Common Stock").

Dividend Policy

         The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying dividends in the foreseeable future. The Company will effectively be prohibited from paying cash dividends for the foreseeable future pursuant to restrictions contained in the Senior Discount Note Indenture and the Senior Note Indenture. Future dividends, if any, will be at the discretion of the Board and will depend upon, among other things, the Company's operations, capital requirements and surplus, general financial condition, contractual restrictions in financing agreements (including the Senior Discount Note Indenture and the Senior Note Indenture) and such other factors as the Board may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

         During 1997, the Company offered and sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         (1) On July 15, 1996, the Company acquired Ruffalo Cody in a cash and stock transaction valued at up to a maximum of approximately $19.9 million, based on the average closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction. On July 15, 1996, $50,782 in cash and 113,387 shares of Class A Common Stock were placed into escrow to be delivered to certain of the shareholders of Ruffalo Cody over a period of 18 months, contingent upon the fulfillment of certain conditions relating to Ruffalo Cody's ongoing revenues from a material agreement with a major long distance carrier to provide telemarketing services. The major long distance carrier terminated this agreement, effective December 31, 1996. A total of $50,782 and 37,107 shares of Class A Common Stock were distributed pursuant to the escrow agreement in January 1997, 19,070 shares of Class A Common Stock were distributed pursuant to the escrow agreement in April 1997, and the remaining 57,210 shares of Class A Common Stock were canceled in June 1997.

         (2) On January 30, 1997, the Company acquired Digital Communications of Iowa, Inc. ("Digital Communications") by means of a merger of Digital Communications with and into a wholly owned subsidiary of the Company. Pursuant to the merger, the Company issued an aggregate of 84,430 shares of Class A Common Stock to the shareholders of Digital Communications in exchange for their shares of Digital Communications common stock. The transaction was valued at approximately $2.3 million based on the average closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction.

         (3) In June 1997, the Company issued 8,120,457 shares of Class A Common Stock to IES upon conversion of 8,120,457 shares of Class B Common Stock owned by IES. Shares of Class B Common Stock may be converted at any time at the option of the holder into fully paid nonassessable shares of Class A Common Stock at the rate of one share of Class A Common Stock for each share of Class B Common Stock (as adjusted for stock splits, recombinations and similar events).

         (4) In May 1997, the Company issued 300,000 shares of Class A Common Stock to IES Industries Charitable Foundation upon conversion of 300,000 shares of Class B Common Stock owned by IES Industries Charitable Foundation.

         (5) In June 1997, the Company issued 6,905,472 shares of Class A Common Stock to MidAmerican upon conversion of 6,905,472 shares of Class B Common Stock owned by MidAmerican.

         (6) In May 1997, the Company issued 300,000 shares of Class A Common Stock to MidAmerican Energy Foundation upon conversion of 300,000 shares of Class B Common Stock owned by MidAmerican Energy Foundation.

         (7) On September 24, 1997, the Company acquired CCI by means of a merger of CCI with and into a wholly owned subsidiary of the Company. Pursuant to the merger, the Company paid approximately $155 million in cash and issued an aggregate of 8,488,596 shares of Class A Common Stock to the shareholders of CCI in exchange for their shares of CCI capital stock. The transaction was valued at approximately $382.1 million based on the average closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction. The purchase price also included approximately $3.4 million of direct acquisition costs.

         (8) On October 15, 1997, the Company issued an aggregate of 55,500 shares of Class A Common Stock to OneTEL Corp. ("OneTEL") in exchange for substantially all of the assets of OneTEL. The transaction was valued at approximately $2 million based on the closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction.

         (9) On December 31, 1997, the Company issued an aggregate of 140,000 shares of Class A Common Stock to Colorado Directory Company, LLC ("Colorado Directory") in exchange for substantially all of the assets of Colorado Directory. The transaction was valued at approximately $4.5 million based on the closing sales price of the Class A Common Stock on The Nasdaq National Market at the time of the transaction.

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

                                                             (In thousands except per share data)

                                                             Year Ended December 31,
                                         ---------------------------------------------------------------------------
                                             1993            1994         1995(1)(2)     1996(1)(3)   1997(1)(4)(5)
                                          ----------      ----------      ----------     ----------   -------------
Operations Statement Data:
   Revenue..........................     $   1,550       $   8,014       $  28,998       $  81,323     $  267,886
                                         ---------       ---------       ---------       ---------     ----------
   Operating expenses:
     Cost of service................         1,528           6,212          19,667          52,624        155,430
     Selling, general and
        Administrative..............         2,390          12,373          18,054          46,044        143,918
     Depreciation and
        Amortization................           235             772           1,835           8,485         33,275
     Other..........................            --              --              --           2,380          4,632
                                         ---------       ---------       ---------       ---------     ----------
     Total operating
        Expenses....................         4,153          19,357          39,556         109,533        337,255
                                         ---------       ---------       ---------       ---------     ----------
   Operating loss...................        (2,603)        (11,343)        (10,558)        (28,210)       (69,369)
   Interest income (expense),
     Net............................           163             (73)           (771)          5,369        (11,967)
     Other income...................            --              --              --             495          1,426
   Income taxes.....................            --              --              --              --             --
                                         ---------       ---------       ---------       ---------     ----------
   Net loss.........................     $  (2,440)      $ (11,416)      $ (11,329)      $ (22,346)    $  (79,910)
                                         =========       =========       =========       =========     ==========
   Loss per common share............     $    (.17)      $    (.53)      $    (.40)      $    (.55)    $    (1.45)
                                         =========       =========       =========       =========     ==========

   Weighted average common
     Shares outstanding.............        14,761          21,464          28,004          40,506         54,974
                                         =========       =========       =========       =========     ==========

                                                                        December 31,
                                         ---------------------------------------------------------------------------
                                             1993            1994         1995(1)(6)     1996(1)(7)   1997(1)(5)(8)
                                          ----------      ----------      ----------     ----------   -------------
Balance Sheet Data:
   Current assets...................     $   7,077       $   4,862       $   8,507       $ 224,401     $  517,869
   Working capital (deficit)........     $   5,962       $   1,659       $  (1,208)      $ 185,968     $  378,617
   Property and equipment, net......     $   1,958       $   4,716       $  16,119       $  92,123     $  373,804
   Total assets.....................     $   9,051       $  10,687       $  28,986       $ 452,994     $1,345,652
   Long-term debt...................            --       $   3,500       $   3,600       $   2,573     $  613,384
   Stockholders' equity ............     $   7,936       $   3,291       $  14,958       $ 403,429     $  559,379

                                                                   Year Ended December 31,
                                        -----------------------------------------------------------------------------
                                            1993            1994         1995(1)(2)      1996(1)(3)    1997(1)(5)(8)
                                         ----------      ----------      ----------      ----------    -------------
Other Financial Data:
   Capital expenditures, includ-
     ing business acquisitions......     $   2,052       $   3,393       $  14,697       $ 173,782     $  601,137
   EBITDA(9)........................     $  (2,368)      $ (10,571)      $  (8,723)      $ (17,345)    $  (31,462)

(1) The acquisitions of MWR, Ruffalo Cody, McLeodUSA Publishing and CCI in April 1995, July 1996, September 1996 and September 1997, respectively, affect the comparability of the historical data presented to the historical data for prior periods shown.
(2) Includes operations of MWR from April 29, 1995 to December 31, 1995.
(3) Includes operations of Ruffalo Cody from July 16, 1996 to December 31, 1996 and operations of McLeodUSA Publishing from September 21, 1996 to December 31, 1996.
(4) Includes operations of CCI from September 25, 1997 to December 31, 1997.
(5) Reflects the issuance of the Senior Discount Notes on March 4, 1997 and the Senior Notes on July 21, 1997.
(6) Includes MWR, which was acquired by the Company on April 28, 1995.
(7) Includes Ruffalo Cody and McLeodUSA Publishing, which were acquired by the Company on July 15, 1996 and September 20, 1996, respectively.
(8) Includes CCI, which was acquired by the Company on September 24, 1997.
(9) EBITDA consists of operating loss before depreciation, amortization and other nonrecurring operating expenses. The Company has included EBITDA data because it is a measure commonly used in the industry. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

         The Company derives its revenue from (i) the sale of "bundled" local and long distance telecommunications services to end users, (ii) telecommunications network maintenance services and telephone equipment sales, service and installation, (iii) special access, private line and data services,
(iv) the sale of advertising space in telephone directories, (v) local exchange services through the operation of an independent local exchange company, ICTC, acquired as part of the CCI Acquisition, (vi) telemarketing services and (vii) other telecommunications services, including cellular, operator, payphone and paging services. The Company began providing local exchange services and other telecommunication services as a result of the CCI Acquisition in September 1997, telephone directory advertising as a result of its acquisition of McLeodUSA Publishing in September 1996, and telemarketing services as a result of its acquisition of Ruffalo Cody in July 1996. The table set forth below summarizes the Company's percentage of revenues from these sources:

                                                                            Year Ended December 31,
                                                                  -----------------------------------------
                                                                     1995            1996          1997(1)
                                                                   --------        --------      ---------
Local and long distance telecommunications services...........        74%             51%             41%
Network maintenance and equipment services....................        17               7               8
Special access, private line and data services................         9              13               6
Telephone directory advertising...............................        --              19              30
Local exchange services (ICTC)................................        --              --               6
Telemarketing services........................................        --              10               5
Other telecommunications services.............................        --              --               4
                                                                    ----            ----            ----
                                                                     100%            100%            100%
                                                                    ====            ====            ====

------------------------
(1)  Includes revenues from CCI from September 25, 1997 through December 31,
     1997.

         The Company began offering "bundled" local and long distance services to business customers in January 1994. At the end of 1995, the Company began offering, on a test basis, long distance services to residential customers. In June 1996, the Company began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of telecommunications services, marketed under the name PrimeLine(R), that includes local and long distance service, voice mail, paging, Internet access and travel card services. During 1997, the Company expanded the states in which it offers service to business customers to include Iowa, Illinois, Indiana, Minnesota, Wisconsin, North Dakota, South Dakota, Colorado and Wyoming. During 1997, the Company also expanded its PrimeLine(R) service to certain additional cities in Iowa and Illinois and began offering the service to customers in North Dakota, South Dakota, Wisconsin and Colorado. The Company plans to continue its efforts to market and provide local, long distance and other telecommunications services to business customers and market its PrimeLine(R) service to residential customers. The Company believes its efforts to market its integrated telecommunications services have been enhanced by its July 1996 acquisition of Ruffalo Cody, which specializes in direct marketing and telemarketing services, including telecommunications sales, its September 1996 acquisition of McLeodUSA Publishing, which publishes and distributes competitive "white page" and "yellow page" telephone directories in nineteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets, and its September 1997 acquisition of CCI, including its subsidiary CCD, which publishes and distributes "white page" and "yellow page" telephone directories in 38 states and the United States Virgin Islands.

         In September 1997, the Company completed the CCI Acquisition. For the period January 1997 through September 24, 1997, CCI had revenues of $194.3 million and net income of $5.6 million. As a result of the CCI Acquisition, the Company now owns all of the former CCI subsidiaries, including ICTC, an independent local exchange carrier which was serving with over 89,000 access lines in east central

Illinois as of December 31, 1997; CCTS, a competitive local exchange carrier which was offering integrated local, long distance and other telecommunications services to over 6,700 customers in central and southern Illinois and in Indiana as of December 31, 1997; CCD, a telephone directory company that as of December 31, 1997 was publishing and distributing over 4 million competitive annual "white page" and "yellow page" telephone directories; an operator service company; an inmate pay-phone company; a full service telemarketing agency; a majority interest in a cable television company serving customers in Greene, Sangamon and Menard counties in Illinois and Benton Harbor, Michigan; and a minority interest in a cellular telephone partnership serving parts of east central Illinois. The Company believes the CCI Acquisition will allow it to enhance its efforts to offer its telecommunications services in adjoining target markets including expansion into Indiana and Missouri, states where CCI provided telecommunications services.

         The Company's principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from two Regional Bell Operating Companies, costs to terminate the long distance calls of the Company's customers through interexchange carriers, costs of printing and distributing the telephone directories published by McLeodUSA Publishing and CCD, costs associated with maintaining the Iowa Communications Network and costs associated with operating the Company's network. The Iowa Communications Network is a fiber optic network that links certain of the State of Iowa's schools, libraries and other public buildings. SG&A consists of sales and marketing, customer service and administrative expenses. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment; amortization of goodwill and other intangibles related to the Company's acquisitions, amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's local telecommunications service.

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

         In January and February 1996, the Company granted options to purchase an aggregate of 965,166 and 688,502 shares of its Class A Common Stock, respectively, at an exercise price of $2.67 per share, to certain directors, officers and other employees. The estimated fair market value of these options, in the aggregate, at the date of grant was later determined to exceed the aggregate exercise price by approximately $9.2 million. Additionally, in September 1997, the Company granted options to purchase an aggregate of 1,468,945 shares of its Class A Common Stock at an exercise price of $24.50 to certain employees of CCI. The fair market value of these options, in the aggregate, at the date of grant exceeded the aggregate exercise price by approximately $15.8 million. These amounts are being amortized on a monthly basis over the four-year vesting period of the options.

         The Company has experienced operating losses since its inception as a result of efforts to build its customer base, develop and construct its network infrastructure, build its internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and geographic coverage. Accordingly, the Company expects that its cost of service, SG&A and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results. As a result of the CCI Acquisition, the Company anticipates a reduction in operating losses and the generation of positive cash flows from operations in the future. The anticipated financial benefits from the CCI Acquisition are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The financial benefits the Company will actually derive from the CCI Acquisition may differ materially as a result of a variety of factors, including technological, regulatory or other developments in the Company's business, the difficulty of assimilating CCI's operations and personnel, the possible inability of management to maximize the financial and strategic position of the Company through successful incorporation of CCI into the Company's operations, and the risks of entering markets in which the Company has little or no direct prior experience. In addition, the projected increases in capital expenditures will continue to generate negative cash flows from construction activities during the next several years while the Company installs and expands its fiber optic network and develops and constructs its proposed PCS system. The Company may also be forced to change its pricing policies to respond to a changing competitive environment, and there can be no assurance that the Company will be able to maintain its operating margin. There can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability or positive cash flows.

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

Year Ended 1997 Compared with Year Ended 1996

         Revenue was $267.9 million for the year ended December 31, 1997, an increase of $186.6 million or 229% from $81.3 million for 1996. This increase was due to the many acquisitions completed in 1997 and 1996 as well as the increase in local and long distance customers. Revenue from the sale of local and long distance telecommunications services accounted for $68.6 million of the increase, including $23.1 million contributed by CCI from September 25, 1997 to December 31, 1997. Local exchange services generated by ICTC represented $16.1 million for the period from September 25, 1997 to December 31, 1997, for which there were no corresponding 1996 revenues. Private line and data revenues accounted for $6.9 million of increased revenues over 1996 which was primarily attributable to the CCI Acquisition. Network maintenance and equipment revenue increased $15.0 million over 1996 due to the acquisitions of Digital Communications, ESI Communications and CCI. Other telecommunications revenue, which was due entirely to the CCI Acquisition, represented $9.9 million of 1997 revenues with no corresponding 1996 amount. Directory revenues increased $65.9 million from 1996 to 1997 and were due to a full year of McLeodUSA Publishing revenues in 1997 and the acquisition of CCD on September 24, 1997. The increase in telemarketing revenues from 1996 to 1997 of $4.1 million was due almost entirely to the CCI Acquisition.

         Cost of service increased from $52.6 million for the year ended December 31, 1996 to $155.4 million for the year ended December 31, 1997, representing an increase of $102.8 million or 195%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Ruffalo Cody, McLeodUSA Publishing, Digital Communications, ESI Communications and CCI, which contributed an aggregate of $62.2 million to the increase. Cost of service as a percentage of revenue decreased from 65% for the year ended December 31, 1996 to 58% for the year ended December 31, 1997, primarily as a result of the effect of these acquisitions. The cost of providing local and long distance services as a percentage of local and long distance telecommunications revenue increased from 70% for the year ended December 31, 1996 to 73% for the year ended December 31, 1997, primarily as a result of increased line costs associated with the Company's accelerated expansion into new markets.

         SG&A increased from $46 million for the year ended December 31, 1996 to $143.9 million for the year ended December 31, 1997, an increase of $97.9 million or 213%. The acquisitions of Ruffalo Cody, McLeodUSA Publishing, Digital Communications, ESI Communications and CCI contributed an aggregate of $54.3 million to the increase. Also contributing to this increase were increased costs of $43.6 million primarily related to expansion of selling, customer support and administration activities to support the Company's growth.

         Depreciation and amortization expenses increased from $8.5 million for the year ended December 31, 1996 to $33.3 million for the year ended December 31, 1997, representing an increase of $24.8 million or 292%. The increase was primarily due to $14.3 million related to the acquisitions of Ruffalo Cody, McLeodUSA Publishing, Digital Communications, ESI Communications and CCI, and $3.8 million due primarily to the growth of the Company's network in 1997.

         Other operating expenses in 1997 represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with McLeodUSA Publishing and CCD directories in progress at the time of the acquisitions.

         Interest income increased from $6 million for the year ended December 31, 1996 to $22.7 million for the year ended December 31, 1997. This increase resulted from increased earnings on investments made with a portion of the proceeds from the Company's offerings of Class A Common Stock in June and November 1996 and from the private offerings of the Senior Discount Notes and the Senior Notes in March 1997 and July 1997, respectively.

         Gross interest expense increased from $869,000 for the year ended December 31, 1996 to $39.1 million for the year ended December 31, 1997. This increase was primarily a result of accretion of interest on the Senior Discount Exchange Notes of $26.8 million and accrual of interest on the Senior Notes of $9.5 million. Interest expense of approximately $4.4 million and $204,000 was capitalized as part of the Company's construction of fiber optic network during the years ended December 31, 1997 and 1996, respectively.

         Net loss increased from $22.3 million for the year ended December 31, 1996 to $79.9 million for the year ended December 31, 1997, an increase of $57.6 million. This increase resulted primarily from the following three factors: the construction and expansion of the Company's network which require significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to those networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

         Operating loss before depreciation, amortization and other non-recurring operating expenses increased from a negative $17.3 million for the year ended December 31, 1996 to a negative $31.5 million for the year ended December 31, 1997, an increase of $14.2 million. The change reflected the increase in the operating loss incurred in 1997 due primarily to the expansion of the Company's local, long distance and other telecommunications services as described above.

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

         Cost of service increased from $19.7 million for the year ended December 31, 1995 to $52.6 million for the year ended December 31, 1996, an increase of $32.9 million or 168%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Ruffalo Cody and McLeodUSA Publishing, which contributed $4.5 million and $6.7 million, respectively, to the increase. Cost of service as a percentage of revenue decreased from 68% to 65%, primarily as a result of the effect of these acquisitions. The cost of providing local and long-distance services as a percentage of local and long distance telecommunications revenue increased from 68% for the year ended December 31, 1995 to 70% for the year ended December 31, 1996, primarily as a result of an increased number of higher volume, price-sensitive customers and increased local line costs associated with expansion into new markets.

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

         Depreciation and amortization expenses increased from $1.8 million for the year ended December 31, 1995 to $8.5 million for the year ended December 31, 1996, an increase of $6.7 million or 362%. This increase consisted of $2.1 million related to the acquisitions of Ruffalo Cody and McLeodUSA Publishing; amortization expense of $2 million related to the excess of estimated aggregate fair market value of certain options over the aggregate exercise price of such options granted to certain officers, other employees, and directors; and $2.6 million due primarily to the growth of the Company's network in 1996.

         Other operating expense in 1996 represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with directories in progress at the time the Company acquired McLeodUSA Publishing.

         The Company had net interest income of $5.4 million for the year ended December 31, 1996 compared to net interest expense of $771,000 for the year ended December 31, 1995 as a result of earnings on investments made with a portion of the proceeds of the Company's public offerings of Class A Common Stock during 1996 and decreased interest expense on reduced borrowings as a result of the Company's repayment of all amounts outstanding under a bank credit facility maintained by the Company from May 1994 until June 1996 (the "Credit Facility") with a portion of the net proceeds from the Company's initial public offering of Class A Common Stock. The Company also had other non-operating income of $495,000 for the year ended December 31, 1996.

         Net loss increased from $11.3 million for the year ended December 31, 1995 to $22.3 million for the year ended December 31, 1996, an increase of $11 million. This increase resulted primarily from the expansion of the local and long distance businesses, amortization and other operating expenses related to the acquisitions of Ruffalo Cody and McLeodUSA Publishing and amortization expense related to stock options granted to certain officers, other employees and directors. The development of the Company's business and the construction and expansion of its network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

         Operating loss before depreciation, amortization and other non-recurring operating expenses increased from a negative $8.7 million for the year ended December 31, 1995 to a negative $17.3 million for the year ended December 31, 1996, an increase of $8.6 million. The change reflected the increase in the operating loss incurred in 1996 due primarily to the expansion of the Company's local, long distance and other telecommunications services and the factors described above.

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

         Operating loss before depreciation, amortization and other non-recurring operating expenses improved from a negative $10.6 million in 1994 to a negative $8.7 million in 1995, an improvement of $1.9 million. The improvement reflected the decrease in the net loss and the increase in depreciation and amortization in 1995 resulting from the capital expenditures necessary to support the Company's revenue growth.

Liquidity and Capital Resources

         The Company's total assets increased from $453 million at December 31, 1996 to $1.3 billion at December 31, 1997, primarily due to the net proceeds of approximately $506.6 million from the Company's private offerings of the Senior Discount Notes and the Senior Notes in March 1997 and July 1997, respectively, and the acquisition of CCI in September 1997. At December 31, 1997, the Company's current assets of $517.9 million exceeded its current liabilities of $139.3 million, providing working capital of $378.6 million, which represents an increase of $192.6 million compared to December 31, 1996 primarily attributable to the net proceeds from the private offerings of the Senior Discount Notes and the Senior Notes. At December 31, 1996, the Company's current assets of $224.4 million exceeded current liabilities of $38.4 million, providing working capital of $186 million.

         Net cash used in operating activities totaled $8.8 million for the year ended December 31, 1997 and $11.8 million for the year ended December 31, 1996. During the year ended December 31, 1997, cash for operating activities was used primarily to fund the Company's net loss of $79.9 million for such period. The Company also required cash to fund the growth in accounts receivable and deferred line installation costs of $15.9 million and $9.7 million, respectively, as a result of the expansion of the Company's local and long distance telecommunications services, offset by increases in accounts payable and accrued expenses of $27.1 million, deferred revenues of $7.2 million and customer deposits of $3 million. During the year ended December 31, 1996, cash for operating activities was used primarily to fund the Company's net loss of $22.3 million for such period. The Company also required cash to fund the growth in trade receivables of $9.3 million offset by an increase in deferred revenue of $9.5 million.

         Net cash used in investing activities totaled $242.8 million during the year ended December 31, 1997 and $283.1 million during the year ended December 31, 1996. The expansion of the Company's local and long distance telecommunications services, development and construction of the Company's fiber optic telecommunications networks and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $151.3 million and $70.3 million during the years ended December 31, 1997 and 1996, respectively.

         In April and June 1997, the FCC granted the Company 26 "D" and "E" block frequency PCS licenses and in September 1997 the Company acquired the CCI PCS License, giving the Company 27 PCS licenses in a total of 25 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. The Company paid the FCC an aggregate of approximately $32.8 million for the 26 PCS licenses granted to the Company by the FCC in April and June 1997. The Company made a deposit of $4.8 million with the FCC at the beginning of the bidding process in 1996 and paid approximately $28 million during 1997 for the 26 PCS licenses. CCI paid the FCC for the CCI PCS License prior to the CCI Acquisition.

The Company will be required to make significant additional expenditures to develop, construct and operate a PCS system.

         The Company used cash of $23.5 million to acquire substantially all of the assets of ESI Communications and related entities in June 1997 and certain telephone directories published by Fronteer Financial Holding, Inc., Indiana Directories, Inc., Smart Pages Inc. and Yellow Pages Publishers, Inc. in February 1997, March 1997, September 1997 and September 1997, respectively.

         On September 24, 1997, the Company issued an aggregate of 8,488,586 shares of Class A Common Stock and paid approximately $155 million in cash to the shareholders of CCI in exchange for all of the outstanding shares of CCI in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $382.1 million based on the average closing sales price of the Class A Common Stock on The Nasdaq National Market five days before and after the date of the Merger Agreement. The total purchase price includes approximately $3.4 million of estimated direct acquisition costs.

         These uses of cash for investing activities during the year ended December 31, 1997 were partially offset by net proceeds of $120.2 million from the sales and maturities of available-for-sale securities.

         Net cash received from financing activities was $487 million during the year ended December 31, 1997, primarily as a result of the Company's private offerings of the Senior Discount Notes in March 1997 and the Senior Notes in July 1997. Cash received from financing activities during the year ended December 31, 1996 was $391.4 million and was primarily obtained from the Company's public offerings of Class A Common Stock in June and November 1996. The Company paid off and canceled the Credit Facility in June 1996 with a portion of the proceeds from its initial public offering.

         On March 4, 1997, the Company completed a private offering of the Senior Discount Notes. The Senior Discount Notes were issued at an original issue discount in which the Company received approximately $288.9 million in net proceeds. All of the Senior Discount Notes were exchanged for Senior Discount Exchange Notes pursuant to the Senior Discount Note Exchange Offer, which expired on August 24, 1997. The form and terms of the Senior Discount Exchange Notes are identical in all material respects to the form and terms of the Senior Discount Notes except that (i) the Senior Discount Exchange Notes have been registered under the Securities Act and (ii) holders of the Senior Discount Exchange Notes are not entitled to certain rights under a registration agreement relating to the Senior Discount Notes. The Senior Discount Exchange Notes accrete from March 4, 1997 at a rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount of $500 million by March 1, 2002. As of December 31, 1997, the accreted balance of the Senior Discount Exchange Notes was $326.8 million. Interest will not accrue on the Senior Discount Exchange Notes prior to March 1, 2002. Thereafter, interest will accrue at a rate of 10 1/2% per annum and will be payable in cash semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2002. The Senior Discount Exchange Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after March 1, 2002, at 105.25% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 1, 2005. In the event of certain equity investments in the Company by certain strategic investors on or before March 1, 2000, the Company may, at its option, use all or a portion of the net proceeds therefrom to redeem up to a maximum of 33 1/3% of the original principal amount of the Senior Discount Exchange Notes at a redemption price of 110.5% of the accreted value thereof. In addition, in the event of a Change of Control (as defined in the Senior Discount Note Indenture) of the Company, each holder of Senior Discount Exchange Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Discount Exchange Notes at a purchase price equal to 101% of the accreted value thereof prior to March 1, 2002, or 101% of the principal amount thereof plus accrued and unpaid interest, if any, on or after March 1, 2002. The Senior Discount Exchange Notes will mature on March 1, 2007.

         On July 21, 1997, the Company completed a private offering of the Senior Notes in which the Company received net proceeds of approximately $217.7 million. All of the Senior Notes were exchanged for Senior Exchange Notes pursuant to the Senior Note Exchange Offer, which expired on January 9, 1998. The form and terms of the Senior Exchange Notes are identical in all material respects to the form and terms of the Senior Notes except that (i) the Senior Exchange Notes have been registered under the

Securities Act and (ii) holders of the Senior Exchange Notes are not entitled to certain rights under a registration agreement relating to the Senior Notes. Interest on the Senior Exchange Notes accrues at the rate of 9 1/4% per annum and is payable in cash semi-annually in arrears on July 15 and January 15, commencing January 15, 1998. The Senior Exchange Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2002 at 104.625% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after July 15, 2005. In the event of certain equity investments in the Company by certain strategic investors on or before July 15, 2000, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the original principal amount of the Senior Exchange Notes at a redemption price equal to 109.25% of the principal amount of the Senior Exchange Notes plus accrued and unpaid interest thereon, if any, to but excluding the redemption date, provided that at least 66 2/3% of the original principal amount of the Senior Exchange Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the Senior Note Indenture) of the Company, each holder of Senior Exchange Notes shall have the right to require the Company to repurchase all or any part of such holder's Senior Exchange Notes at a purchase price equal to 101% of the principal amount of the Senior Exchange Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the Senior Note Indenture). The Senior Exchange Notes will mature on July 15, 2007.

         The Senior Discount Exchange Notes and the Senior Exchange Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all other existing and future senior unsecured obligations of the Company and senior to all existing and future subordinated debt of the Company. The Senior Discount Exchange Notes and the Senior Exchange Notes are effectively subordinated to all existing and future secured indebtedness of the Company and its subsidiaries to the extent of the value of the assets securing such indebtedness. The Senior Discount Exchange Notes and the Senior Exchange Notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of the Company's subsidiaries.

         The Senior Discount Note Indenture and the Senior Note Indenture impose operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, redeem capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interests of the Company.

         As of December 31, 1997, the Company estimates that its aggregate capital requirements for 1998, 1999 and 2000 will be approximately $750 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network, which in the future is expected to include the installation of intra-city fiber networks, (ii) market expansion activities, (iii) developing, constructing and operating a PCS system and (iv) completing construction of its new corporate headquarters and associated buildings. These capital requirements are expected to be funded, in large part, out of the approximately $217.7 million in net proceeds from the Senior Note Offering, approximately $148.9 million in net proceeds remaining from the Senior Discount Note Offering, additional debt and equity issuances and lease payments to the Company for portions of the Company's networks.

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

         The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, and additional debt and equity issuances. As of the date hereof, the Company is negotiating with a major bank to obtain one or more syndicated credit facilities. There can be no assurance, however, that the Company will be successful in obtaining such credit facilities on terms acceptable to the Company or at all, or that the Company will otherwise be successful in producing sufficient cash flows or raising sufficient debt or equity capital to meet its strategic objectives, or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company. Failure to generate or raise sufficient funds may require the Company to delay or abandon some of its future expansion plans or expenditures, which could have a material adverse effect on the Company. See "Business--Risk Factors--Significant Capital Requirements."

Market Risk

         At December 31, 1997, marketable equity securities of the Company are recorded at fair value of $27.5 million. The marketable equity securities held by the Company have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $2.8 million. The Company believes its exposure to market rate fluctuations on all other investments is nominal due to the short-term nature of its investment portfolio.

         The Company has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all of the Company's long-term debt obligations are fixed rate obligations.

Year 2000 Date Conversion

         The Company is currently working to verify system readiness for the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem impacts computer programs and hardware timers using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive functions may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures. The Company has recently initiated a review of its computer systems and programs to determine which, if any, systems and programs are not capable of recognizing the year 2000 and to verify system readiness for the millennium date change. The Company is in the process of confirming with its key vendors that they will be Year 2000 ready. The total cost of addressing potential problems, which will be expensed as incurred, are not known as of the date hereof. Based on preliminary information, however, such costs are not currently expected to have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could have a material adverse effect on future operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. While the Company's efforts are designed to be successful, because of the complexity of the Year 2000 issues and the interdependence of organizations using computer systems, there can be no assurance that the Company's efforts or those of a third party with which the Company interacts will be satisfactorily completed in a timely fashion.

Effects of New Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). This pronouncement, effective for calendar year 1998 financial statements, requires comprehensive income and its components to be reported either in a separate financial statement, combined and included with the statement of income or included in a statement of changes in stockholders' equity. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distribution to owners. The impact on the Company's financial statements as a result of adopting SFAS 130 is not expected to be material.

         Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). This pronouncement, also effective for calendar year 1998 financial statements, requires reporting segment information consistent with the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. Among information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. The Company is in the process of identifying reportable segments and has not yet determined the effect of implementing SFAS 131.

Inflation

         The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         At December 31, 1997, marketable equity securities of the Company are recorded at fair value of $27.5 million. The marketable equity securities held by the Company have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $2.8 million. The Company believes its exposure to market rate fluctuations on all other investments is nominal due to the short-term nature of its investment portfolio.

         The Company has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all of the Company's long-term debt obligations are fixed rate obligations.

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Financial Statements of the Company, including the Company's Consolidated Balance Sheets as of December 31, 1997 and 1996, Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995, Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995, Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995, and Notes to Consolidated Financial Statements, together with a report thereon of Arthur Andersen LLP, dated January 28, 1998, are attached hereto as pages F-1 through F-26.

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

         During the fiscal years ended December 31, 1996 and 1995, and the interim period between December 31, 1996 and March 27, 1997, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused McGladrey & Pullen, LLP to make reference in their report to such disagreements if not resolved to their satisfaction.

         McGladrey & Pullen, LLP's reports on the financial statements of the Company for the fiscal years ended December 31, 1996 and 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         The Company provided McGladrey & Pullen, LLP with a copy of this disclosure and requested that McGladrey & Pullen, LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the above statements. (A copy of the McGladrey & Pullen, LLP letter addressed to the Commission is filed as Exhibit 16.1 to this Form 10-K).

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Reference is made to the information set forth under the captions "Election of Directors--Information as to Nominees and Other Directors" and "Executive Compensation and Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998 (the "Proxy Statement"), to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. See "Business--Executive Officers of the Company."


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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1) The following Consolidated Financial Statements of the Company and report of independent public accountants are included in Item 8 of this Form 10-K.

                Report of Independent Public Accountants.

                Consolidated Balance Sheets as of December 31, 1997 and 1996.

                Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                Notes to Consolidated Financial Statements.

         (a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2.

                Report of Independent Public Accountants on the Financial Statement Schedule.

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

         (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:


       Exhibit
       Number                         Exhibit Description
       -------                        -------------------

        2.1 Agreement and Plan of Reorganization dated April 28, 1995 among Midwest Capital Group Inc., MWR Telecom, Inc. and McLeod, Inc. (Filed as Exhibit 2.1 to Registration Statement on Form S-1, File No. 333-3112 ( "Initial Form S-1 "), and incorporated herein by reference).

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

       Exhibit
       Number                         Exhibit Description
       -------                        ------------------

        2.5 Asset Purchase Agreement dated as of May 30, 1997 by and among McLeodUSA Incorporated, ESI/McLeodUSA, Inc., and ESI Communications, Inc., ESI Communications/SW, Inc., ESI Communications/West, Inc., ESI Communications Downtown, Inc., ESI Communications North, Inc., and Michael Reichert, Peter Jones, John Pupkes and Jeff Meehan. (Filed as Exhibit
                     2.1 to Current Report on Form 8-K, File No. 0-20763 (the "June 1997 Form 8-K"), filed with the Commission on June 26, 1997 and incorporated herein by reference).

        2.6 Agreement and Plan of Reorganization dated as of June 14, 1997 among McLeodUSA Incorporated, Eastside Acquisition Co. and Consolidated Communications Inc. (Filed as Exhibit 2.2 to the June 1997 Form 8-K and incorporated herein by reference).

        3.1 Amended and Restated Certificate of Incorporation of McLeod, Inc. (Filed as Exhibit 3.1 to Initial Form S-1 and incorporated herein by reference).

        3.2          Amended and Restated Bylaws of McLeod, Inc. (Filed as
                     Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-13885 (the "November 1996 Form S-1 "), and incorporated herein by reference).

        3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of McLeod, Inc. (Filed as
                     Exhibit 3.3 to Registration Statement on Form S-4, File No. 333-27647 (the "July 1997 Form S-4 ") and incorporated herein by reference).

        3.4 Certificate of Change of Registered Agent and Registered Office of McLeodUSA Incorporated.

        4.1          Form of Class A Common Stock Certificate of McLeod, Inc.
                     (Filed as Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).

        4.2 Indenture dated March 4, 1997 between McLeod, Inc. and United States Trust Company of New York, as Trustee, relating to the 10 1/2% Senior Discount Notes Due 2007 of McLeod, Inc. (Filed as Exhibit 4.2 to Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 31, 1997 (the "1996 Form 10-K ") and incorporated herein by reference).

        4.3 Initial Global 10 1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc., dated March 4, 1997. (Filed as
                     Exhibit 4.3 to the 1996 Form 10-K and incorporated herein by reference).

        4.4 Form of Certificated 10 1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc. (Filed as Exhibit 4.4 to the 1996 Form 10-K and incorporated herein by reference).

        4.5 Registration Agreement dated March 4, 1997 among McLeod, Inc., Salomon Brothers Inc. and Morgan Stanley & Co. Incorporated. (Filed as Exhibit 4.5 to the 1996 Form 10-K and incorporated herein by reference).

        4.6 Investor Agreement dated as of April 1, 1996 among McLeod, Inc., IES Investments Inc., Midwest Capital Group Inc., MWR Investments Inc., Clark and Mary McLeod, and certain other stockholders. (Filed as Exhibit 4.8 to Initial Form S-1 and incorporated herein by reference).

        4.7 Amendment No. 1 to Investor Agreement dated as of October 23, 1996 by and among McLeod, Inc., IES Investments Inc., Midwest Capital Group Inc., MWR Investments Inc., Clark E. McLeod and Mary E. McLeod. (Filed as Exhibit 4.3 to the November 1996 Form S-1 and incorporated herein by reference).

        4.8 Form of 10 1/2% Senior Discount Exchange Note due 2007 of McLeodUSA Incorporated (Filed as Exhibit 4.8 to the July 1997 Form S-4 and incorporated herein by reference).

       Exhibit
       Number                        Exhibit Description
       -------                       -------------------

        4.9 Indenture dated as of July 21, 1997 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 9 1/4% Senior Notes Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.9 to the July 1997 Form S-4 and incorporated herein by reference).

        4.10 Form of Initial Global 9 1/4% Senior Note Due 2007 of McLeodUSA Incorporated (Filed as Exhibit 4.10 to the July 1997 Form S-4 and incorporated by reference).

        4.11 Registration Agreement dated July 21, 1997 among McLeodUSA Incorporated, Salomon Brothers Inc., Morgan Stanley Dean Witter and Bear, Stearns & Co. Inc. (Filed as Exhibit 4.11 to the July 1997 Form S-4 and incorporated herein by reference).

        4.12 Stockholders' Agreement dated June 14, 1997 among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clark E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc., listed on
                     Schedule 1 thereto. (Filed as Exhibit 4.12 to the July 1997 Form S-4 and incorporated herein by reference).

        4.13 Amendment No. 1 to Stockholders' Agreement dated as of September 19, 1997 by and among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clarke E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc. listed on Schedule 1 thereto. (Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on November 14, 1997 and incorporated herein by reference).

        4.14 Form of 9 1/4% Senior Exchange Note due 2007 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit
                     4.9 to the July 1997 Form S-4 and incorporated herein by reference).

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

        10.55        McLeod, Inc. 1996 Employee Stock Option Plan, as amended.

        10.56        McLeod, Inc. Employee Stock Purchase Plan, as amended.
                     (Filed as Exhibit 10.56 to the 1996 Form 10-K and incorporated herein by reference).

        10.57 Form of Indemnity Agreement between McLeod, Inc. and certain officers and directors of McLeod, Inc. (Filed as Exhibit 10.57 to Initial Form S-1 and incorporated herein by reference).

        10.58 License Agreement dated April 24, 1996 between PageMart, Inc. and MWR Telecom, Inc. (Filed as Exhibit 10.58 to Initial Form S-1 and incorporated herein by reference).

        10.59 Assignment of Purchase Agreement dated August 15, 1996 between Ryan Properties, Inc. and McLeod, Inc. (Filed as
                     Exhibit 10.59 to the November 1996 Form S-1 and incorporated herein by reference).

        10.60 Assignment of Purchase Agreement dated August 14, 1996 between Ryan Properties, Inc. and McLeod, Inc. (Filed as
                     Exhibit 10.60 to the November 1996 Form S-1 and incorporated herein by reference).

        10.61 Asset Purchase Agreement dated September 4, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.61 to the November 1996 Form S-1 and incorporated herein by reference).

        10.62 First Amendment to Asset Purchase Agreement dated September 30, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.62 to the November 1996 Form S-1 and incorporated herein by reference).

        10.63 McLeod, Inc. Incentive Plan. (Filed as Exhibit 10.63 to the November 1996 Form S-1 and incorporated herein by reference).

        10.64 Amended and Restated Credit Agreement dated as of May 5, 1995 among Telecom*USA Publishing Group, Inc., Telecom*USA Publishing Company and Telecom*USA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.64 to the November 1996 Form S-1 and incorporated herein by reference).

        10.65 First Amendment to Amended and Restated Credit Agreement dated as of January 31, 1996 by and between Telecom*USA Publishing Group, Inc., Telecom*USA Publishing Company and Telecom*USA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.65 to the November 1996 Form S-1 and incorporated herein by reference).

        10.66 Lease Agreement dated as of September 26, 1994 between Ryan Properties, Inc. and Ruffalo, Cody & Associates, Inc. (Filed as Exhibit 10.66 to the November 1996 Form S-1 and incorporated herein by reference).

        10.67 First Lease Amendment dated as of April 12, 1995 between Ryan Properties, Inc. and Ruffalo, Cody & Associates, Inc. (Filed as Exhibit 10.67 to the November 1996 Form S-1 and incorporated herein by reference).

        10.68 Lease Agreement dated as of July 18, 1995 between 2060 Partnership, L.P. and Telecom*USA Publishing Company. (Filed as Exhibit 10.68 to the November 1996 Form S-1 and incorporated herein by reference).

     Exhibit
      Number                        Exhibit Description
     -------                        -------------------

        10.69        Lease Agreement dated April 26, 1995 by and between A.M.
                     Henderson and Telecom*USA Publishing Company. (Filed as
                     Exhibit 10.69 to the November 1996 Form S-1 and incorporated herein by reference).

        10.70 License Agreement dated as of April 19, 1994, between Ameritech Information Industry Services and Telecom*USA Publishing Company. (Filed as Exhibit 10.70 to the November 1996 Form S-1 and incorporated herein by reference).

        10.71 License Agreement dated September 13, 1993 between U S WEST Communications, Inc. and Telecom*USA Publishing Company. (Filed as Exhibit 10.71 to the November 1996 Form S-1 and incorporated herein by reference).

        10.72 Form of McLeod, Inc. Directors Stock Option Plan Option Agreement. (Filed as Exhibit 10.72 to the November 1996 Form S-1 and incorporated herein by reference).

        10.73 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Incentive Stock Option Agreement. (Filed as Exhibit 10.73 to the November 1996 Form S-1 and incorporated herein by reference).

        10.74 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Non-Incentive Stock Option Agreement. (Filed as Exhibit
                     10.74 to the November 1996 Form S-1 and incorporated herein by reference).

        10.75 Option Agreement dated April 27, 1995 between Fronteer Directory Company, Inc. and Telecom*USA Publishing Company. (Filed as Exhibit 10.75 to the November 1996 Form S-1 and incorporated herein by reference).

        10.76 Promissory Note dated May 5, 1995 between Telecom*USA Publishing Company and Fronteer Directory Company, Inc. (Filed as Exhibit 10.76 to the November 1996 Form S-1 and incorporated herein by reference).

        10.77 Security Agreement dated May 5, 1995 between Telecom*USA Publishing Company and Fronteer Directory Company, Inc. (Filed as Exhibit 10.77 to the November 1996 Form S-1 and incorporated herein by reference).

        10.78 Design/Build Construction Contract dated September 17, 1996 between Ryan Construction Company of Minnesota, Inc. and McLeod, Inc. (Filed as Exhibit 10.78 to the November 1996 Form S-1 and incorporated herein by reference).

        10.79 Guaranty Agreement dated as of October 17, 1996 by McLeod, Inc. in favor of Kirkwood Community College. (Filed as
                     Exhibit 10.79 to the November 1996 Form S-1 and incorporated herein by reference).

        10.80 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Telemanagement, Inc. (Filed as Exhibit 10.80 to the November 1996 Form S-1 and incorporated herein by reference).

        10.81 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Telecommunications, Inc. (Filed as Exhibit 10.81 to the November 1996 Form S-1 and incorporated herein by reference).

        10.82 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Network Services, Inc. (Filed as Exhibit 10.82 to the November 1996 Form S-1 and incorporated herein by reference).

        10.83 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod, Inc. (Filed as Exhibit 10.83 to the November 1996 Form S-1 and incorporated herein by reference).

        10.84 Change Order No. 1 to the Construction Services Agreement dated November 22, 1995 by and between MWR TeIecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.84 to the November 1996 Form S-1 and incorporated herein by reference).

     Exhibit
      Number                        Exhibit Description
     -------                        -------------------

        10.85 Change Order No. 2 to the Construction Services Agreement dated August 14, 1996 between MWR Telecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.85 to the November 1996 Form S-1 and incorporated herein by reference).

        10.86 Change Order No. 3 to the Construction Services Agreement dated October 31, 1996 between MWR Telecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.86 to the November 1996 Form S-1 and incorporated herein by reference).

        10.87 Independent Contractor Sales Agreement dated May, 1995 between Sprint Communications Company L.P. and Ruffalo, Cody & Associates, Inc. (Filed as Exhibit 10.87 to the November 1996 Form S-1 and incorporated herein by reference).

        10.88 Second Amendment to Asset Purchase Agreement dated October 31, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.88 to the November 1996 Form S-1 and incorporated herein by reference).

        10.89 Escrow Agreement dated July 15, 1996 among McLeod, Inc., certain shareholders of Ruffalo, Cody & Associates, Inc., Albert P. Ruffalo and Norwest Bank N.A. (Filed as Exhibit
                     10.89 to the November 1996 Form S-1 and incorporated herein by reference).

        10.90 Sale and Purchase Agreement dated January 27, 1997 among McLeodUSA Publishing Company, Fronteer Financial Holdings, Ltd., Classified Directories, Inc., Larry A. Scott, James Greff, Randall L. Gowin and Edwin Dressler and certain directors, officers and shareholders of Fronteer Financial Holdings, Ltd. (Filed as Exhibit 10.90 to the 1996 Form 10-K and incorporated herein by reference).

        10.91 Sale and Purchase Agreement dated February 27, 1997 among McLeodUSA Publishing Company, Indiana Directories, Inc., John Morgan, Hank Meijer, Jack Hendricks, Brad Nelson and Talking Directories, Inc. (Filed as Exhibit 10.91 to the 1996 Form 10-K and incorporated herein by reference).

        10.92 Amendment to Sale and Purchase Agreement dated February 28, 1997 between McLeodUSA Publishing Company and Indiana Directories, Inc. (Filed as Exhibit 10.92 to the 1996 Form 10-K and incorporated herein by reference).

        10.93 Ameritech Centrex Service Confirmation of Service Orders dated August 21, 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as
                     Exhibit 10.93 to the 1996 Form 10-K and incorporated herein by reference).

       +10.94 Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc. (Filed as
                     Exhibit 10.94 to Annual Report on Form 10-K/A, File No. 0-20763, filed with the Commission on April 8, 1997 and incorporated herein by reference).

        10.95 Letter Agreement dated April 15, 1997 between U S WEST Communications and McLeodUSA Network Services, Inc. (Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on May 14, 1997 and incorporated herein by reference).

        10.96 Network Agreement dated April 7, 1997, between Wisconsin Power and Light Company and McLeodUSA Telecommunications Services, Inc. (Filed as Exhibit 10.96 to the July 1997 Form S-4 and incorporated herein by reference).

        10.97 Agreement dated July 7, 1997 between McLeodUSA Telecommunications Services, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.97 to the July 1997 Form S-4 and incorporated herein by reference).

        10.98 Agreement dated August 14, 1997 between McLeodUSA Incorporated and Taylor Ball, Inc. (Filed as Exhibit 10.98 to Registration Statement on Form S-4, File No. 333-34227 (the "November 1997 Form S-4") and incorporated herein by reference).

     Exhibit
      Number                        Exhibit Description
     -------                        -------------------

        10.99 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of October 28, 1996 between Ameritech Information Industry Services and Consolidated Communications Telecom Services Inc. (Filed as
                     Exhibit 10.99 to the November 1997 Form S-4 and incorporated herein by reference)

        10.100 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of July 17, 1997 between Ameritech Information Industry Services and Consolidated Communications Telecom Services Inc. (Filed as
                     Exhibit 10.100 to the November 1997 Form S-4 and incorporated herein by reference)

        11.1         Statement regarding Computation of Per Share Earnings.

        16.1         Letter regarding Change in Certifying Accountant.

        21.1         Subsidiaries of McLeodUSA Incorporated.

        23.1         Consent of Arthur Andersen LLP.

        27.1         Financial Data Schedule

        99.1 Purchase Agreement dated as of August 15, 1996 between Iowa Land and Building Company and Ryan Properties, Inc. (Filed as Exhibit 99.1 to the November 1996 Form S-1 and incorporated herein by reference).

        99.2         Purchase Agreement dated as of June 28, 1996 between Donald
                     E. Zvacek, Dennis E. Zvacek and Robert J. Zvacek and Ryan Properties, Inc. (Filed as Exhibit 99.2 to the November 1996 Form S-1 and incorporated herein by reference).

+ Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.

         (b)      Reports on Form 8-K.

         On October 9, 1997, the Company filed a Current Report on Form 8-K to report the acquisition on September 24, 1997 of CCI in exchange for 8,488,596 shares of Class A Common Stock and approximately $155 million in cash. The Form 8-K included the relevant financial statements of CCI. The Form 8-K was amended on November 24, 1997 to include the relevant pro forma financial information for the Company.

         (c)      Exhibits.

         The Company hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

         (d)      Financial Statement Schedule

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

         Collocation--The ability of a CAP such as the Company to connect its network to the LECs central offices. Physical collocation occurs when a CAP places its network connection equipment inside the local exchange company's central offices. Virtual collocation is an alternative to physical collocation pursuant to which the local exchange company permits a CAP to connect its network to the local exchange company's central offices on comparable terms, even though the CAP's network connection equipment is not physically located inside the central offices.

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

         Interconnection Decision--The August 1996 order issued by the FCC implementing the interconnection provisions of the Telecommunications Act. Portions of this order have been vacated by the U.S. Eighth Circuit Court of Appeals.

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

                                       McLEODUSA INCORPORATED


                                       By         /s/ Clark E. McLeod
                                         --------------------------------------
                                                  Clark E. McLeod
                                          Chairman and Chief Executive Officer

                                       March 6, 1998


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


              Signature                                      Title                                  Date
              ---------                                      -----                                  ----
         /s/ Clark E. McLeod            Chairman, Chief Executive Officer and Director          March 6, 1998
------------------------------------       (Principal Executive Officer)
         Clark E. McLeod

         /s/ Richard A. Lumpkin         Vice Chairman and Director                              March 6, 1998
------------------------------------
         Richard A. Lumpkin

         /s/ Stephen C. Gray            President, Chief Operating Officer and Director         March 6, 1998
------------------------------------
         Stephen C. Gray

       /s/ Blake O. Fisher, Jr.         Chief Financial and Administrative Officer,             March 6, 1998
------------------------------------        Treasurer and Director (Principal Financial
       Blake O. Fisher, Jr.                 Officer)


      /s/ Joseph H. Ceryanec            Vice President, Finance, Corporate Controller           March 6, 1998
------------------------------------        and Principal Accounting Officer (Principal
      Joseph H. Ceryanec                    Accounting Officer)


       /s/ Thomas M. Collins            Director                                                March 6, 1998
------------------------------------
       Thomas M. Collins

       /s/ Robert J. Currey             Director                                                March 6, 1998
------------------------------------
       Robert J. Currey

              /s/ Lee Liu               Director                                                March 6, 1998
------------------------------------
              Lee Liu

         /s/ Paul D. Rhines             Director                                                March 6, 1998
------------------------------------
         Paul D. Rhines

     /s/ Ronald W. Stepien              Director                                                March 6, 1998
---------------------------
     Ronald W. Stepien

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


MCLEODUSA INCORPORATED AND SUBSIDIARIES
Report of Independent Public Accountants...................................................................  F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996...............................................  F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.................  F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.......  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.................  F-6
Notes to Consolidated Financial Statements.................................................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of McLeodUSA Incorporated:

     We have audited the accompanying consolidated balance sheets of McLeodUSA Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McLeodUSA Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                     ARTHUR ANDERSEN LLP



Chicago, Illinois
January 28, 1998

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)

                                                                                                December 31,
                                                                                          ------------------------
                                                                                             1997          1996
                                                                                          ----------    ----------
                                          ASSETS
Current Assets
    Cash and cash equivalents...........................................................  $  331,941    $   96,480
    Investment in available-for-sale securities.........................................      34,696        80,518
    Trade receivables, net..............................................................     108,472        27,560
    Inventory...........................................................................       3,992         1,600
    Deferred expenses...................................................................      27,641        12,156
    Prepaid expenses and other..........................................................      11,127         6,087
                                                                                          ----------    ----------
        Total current assets............................................................     517,869       224,401
                                                                                          ----------    ----------


Property and Equipment
    Land and building...................................................................      35,420         2,246
    Telecommunications networks.........................................................     198,046        32,041
    Furniture, fixtures and equipment...................................................      70,579        22,302
    Networks in progress................................................................      81,432        35,481
    Building in progress................................................................      10,002         6,103
                                                                                          ----------    ----------
                                                                                             395,479        98,173
    Less accumulated depreciation.......................................................      21,675         6,050
                                                                                          ----------    ----------
                                                                                             373,804        92,123
                                                                                          ----------    ----------

Investments, Intangibles and Other Assets
    Investment in available-for-sale securities.........................................         --         47,474
    Other investments...................................................................      30,189           250
    Goodwill, net.......................................................................     273,359        57,012
    Other intangibles, net..............................................................      97,935        25,915
    Other...............................................................................      52,496         5,819
                                                                                             453,979       136,470
                                                                                          ----------    ----------

                                                                                          $1,345,652    $  452,994
                                                                                          ==========    ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt................................................  $    6,004    $      793
    Contracts and notes payable.........................................................       6,556           --
    Accounts payable....................................................................      45,354        15,807
    Accrued payroll and payroll related expenses........................................      21,454         7,259
    Other accrued liabilities...........................................................      36,793         3,095
    Deferred revenue, current portion...................................................      10,381         1,793
    Customer deposits...................................................................      12,710         9,686
                                                                                          ----------    ----------
        Total current liabilities.......................................................     139,252        38,433
                                                                                          ----------    ----------
Long-Term Debt, less current maturities.................................................     613,384         2,573
                                                                                          ----------    ----------
Deferred Revenue, less current portion..................................................      12,664         8,559
                                                                                          ----------    ----------
Other Long-term liabilities.............................................................      20,973           --
                                                                                          ----------    ----------

Stockholders' Equity
    Capital stock:
        Common, Class A, $.01 par value; authorized 250,000,000 shares; issued and
          outstanding 1997 61,799,412 shares and 1996 36,172,817 shares.................         618           362
        Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares;
          issued and outstanding 1997 none; 1996 15,625,929 shares......................         --            156
    Additional paid-in capital..........................................................     688,964       450,736
    Accumulated deficit.................................................................
                                                                                            (127,735)      (47,825)
    Unrealized loss on investments held by Consolidated Communications, Inc. ("CCI"). ..      (2,468)          --
                                                                                          ----------    ----------
                                                                                             559,379       403,429
                                                                                          ----------    ----------
                                                                                          $1,345,652    $  452,994
                                                                                          ==========    ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                                     Year Ended December 31,

                                                                                1997         1996         1995
                                                                              --------     --------     --------
Revenue:
   Telecommunications:
     Local and long distance ............................................    $ 110,023    $  41,399    $  21,474
     Local exchange services.............................................       16,117           --           --
     Private line and data...............................................       17,174       10,272        2,551
     Network maintenance and equipment...................................       20,965        5,936        4,973
     Other telecommunications............................................        9,907           --           --
                                                                             ---------    ---------    ---------
          Total telecommunications revenue...............................      174,186       57,607       28,998
   Directory.............................................................       81,055       15,152           --
   Telemarketing.........................................................       12,645        8,564           --
                                                                             ---------    ---------    ---------
          Total revenue..................................................      267,886       81,323       28,998

Operating expenses:
   Cost of service.......................................................      155,430       52,624       19,667
   Selling, general and administrative...................................      143,918       46,044       18,054
   Depreciation and amortization.........................................       33,275        8,485        1,835
   Other.................................................................        4,632        2,380           --
                                                                             ---------    ---------    ---------
          Total operating expenses.......................................      337,255      109,533       39,556
                                                                             ---------    ---------    ---------

          Operating loss.................................................      (69,369)     (28,210)     (10,558)
                                                                             ---------    ---------    ---------

Nonoperating income (expense):
   Interest income.......................................................       22,660        6,034          139
   Interest (expense)....................................................      (34,627)        (665)        (910)
   Other income..........................................................        1,426          495           --
                                                                             ---------    ---------    ---------
          Total nonoperating income (expense)............................      (10,541)       5,864         (771)
                                                                             ---------    ---------    ---------

          Loss before income taxes.......................................      (79,910)     (22,346)     (11,329)

Income taxes.............................................................            --          --           --
                                                                             ---------    ---------    ---------
          Net loss.......................................................    $ (79,910)   $ (22,346)   $ (11,329)
                                                                             =========    =========    =========
Loss per common share....................................................    $   (1.45)   $   (0.55)   $   (0.40)
                                                                             =========    =========    =========
Weighted average common shares outstanding...............................       54,974       40,506       28,004
                                                                             =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1997, 1996 and 1995
                         (In thousands, except shares)


                                                   Common Stock        Additional               Unrealized
                                                   ------------         Paid-In    Accumulated   Loss on     Treasury
                                               Class A     Class B      Capital      Deficit    Investments    Stock        Total
                                              ---------   ---------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1994....................$     145   $      76   $   17,253   $  (14,150)  $       --   $      (33)  $   3,291
  Net loss....................................       --          --           --      (11,329)          --           --     (11,329)
  Issuance of 1,908,600 shares of Class A
    common stock..............................       19          --        4,278           --           --           --       4,297
  Issuance of 4,279,414 shares of Class B
    common stock..............................       --          43        9,652           --           --           --       9,695
  Issuance of 3,676,058 shares of Class B
    common stock in connection with the
    acquisition of MWR Telecom Inc............       --          37        8,296           --           --           --       8,333
  Reissuance of 22,500 shares of treasury
    stock.....................................       --          --            6           --           --           33          39
  Amortization of fair value of stock options
    issued to nonemployees....................       --          --          632           --           --           --         632
                                              ---------   ---------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1995....................      164         156       40,117      (25,479)          --           --      14,958
  Net loss....................................       --          --           --      (22,346)          --           --     (22,346)
  Issuance of 19,424,316 shares of Class A
    common stock..............................      194          --      396,020           --           --           --     396,214
  Issuance of 361,420 shares of Class A common
    stock in connection with the acquisition
    of Ruffalo, Cody & Associates, Inc........        4          --        8,941           --           --           --       8,945
  Options to purchase 158,009 shares of Class A
    common stock granted in connection with the
    acquisition of Ruffalo, Cody & Associates,
    Inc., less cash to be received upon
    exercise of options.......................       --          --        3,301           --           --           --      3,301
  Amortization of fair value of stock options
    issued to nonemployees....................       --          --          341           --           --           --        341
  Amortization of compensation expense related to
    stock options.............................       --          --        2,016           --           --           --      2,016
                                              ---------   ---------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1996....................      362         156      450,736      (47,825)          --           --     403,429
  Net loss....................................       --          --           --      (79,910)          --           --     (79,910)
  Issuance of 1,137,883 shares of Class A
    common stock..............................       11          --          881           --           --           --         892
  Release of 56,177 shares of Class A common
    stock from escrow.........................        1          --        1,346           --           --           --       1,347
  Issuance of 84,430 shares of Class A common
    stock in connection with the acquisition of
    Digital Communications of Iowa, Inc.......        1          --        2,249           --           --           --       2,250
  Issuance of 8,488,596 shares of Class A
    common stock in connection with the
    acquisition of CCI........................       85          --      223,590           --           --           --     223,675
  Issuance of 55,500 shares of Class A common
    stock in connection with the acquisition of
    certain assets of OneTEL Corp.............        1          --        1,962           --           --           --       1,963
  Issuance of 140,000 shares of Class A
    common stock in connection with the
    acquisition of ownership interests of
    Colorado Directory Company LLC............        1          --        4,479           --           --           --       4,480
  Issuance of 38,080 shares of Class A common
    stock to participants in the Employee Stock
    Purchase Plan.............................       --          --          728           --           --           --         728
  Conversion of 15,625,929 shares of Class B
    common stock to 15,625,929 shares of Class A
    common stock..............................      156        (156)          --           --           --           --          --
  Amortization of compensation expense related to
    stock options.............................       --          --        2,993           --           --           --       2,993
  Adjustment to record investments in available-
    for-sale securities at fair market value..       --          --           --           --       (2,468)          --      (2,468)
                                              ---------   ---------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1997....................$     618   $      --   $  688,964   $ (127,735)  $   (2,468)  $       --   $ 559,379
                                              =========   =========   ==========   ==========   ==========   ==========   ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                           Year Ended December 31,
                                                                                         1997         1996          1995
                                                                                     -----------   -----------   -----------
Cash Flows from Operating Activities
  Net loss........................................................................   $  (79,910)   $   (22,346)  $   (11,329)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation..................................................................       17,622          3,944         1,299
    Amortization..................................................................       15,653          4,882         1,168
    Accretion of interest on senior discount notes................................       26,754            --            --
    Changes in assets and liabilities, net of effects of acquisitions:
      (Increase) in trade receivables.............................................      (15,937)        (9,317)       (3,575)
      (Increase) in inventory.....................................................         (773)            (2)         (269)
      Decrease in deferred expenses...............................................        1,218          1,966           --
      (Increase) in deferred line installation costs..............................       (9,669)        (1,289)         (806)
      Increase in accounts payable and accrued expenses...........................       27,117          3,192         4,084
      Increase in deferred revenue................................................        7,186          9,505             9
      Increase in customer deposits...............................................        3,024          1,366            11
      Other, net..................................................................       (1,041)        (3,703)          (70)
                                                                                     -----------   -----------   -----------
        Net cash (used in) operating activities...................................       (8,756)       (11,802)       (9,478)
                                                                                     -----------   -----------   -----------

Cash Flows from Investing Activities
  Purchase of property and equipment..............................................      (151,280)      (70,290)       (5,272)
  Available-for-sale securities:
    Purchases.....................................................................      (115,985)     (207,681)          --
    Sales.........................................................................       102,368        17,577           --
    Maturities....................................................................       133,817        62,389           --
  Business acquisitions...........................................................      (181,892)      (80,081)          --
  Deposits on PCS licenses........................................................       (27,975)       (4,889)          --
  Other...........................................................................        (1,863)         (133)         (266)
                                                                                     -----------   -----------   -----------
        Net cash (used in) investing activities...................................      (242,810)     (283,108)       (5,538)
                                                                                     -----------   -----------   -----------

Cash Flows from Financing Activities
  Proceeds from line of credit agreements.........................................           --         55,925        42,200
  Payments on line of credit agreements...........................................           --        (59,825)      (42,100)
  Payments on contracts and notes payable.........................................       (18,967)          --            --
  Proceeds from long-term debt....................................................       506,626         2,060           --
  Payments on long-term debt......................................................        (2,252)       (2,065)          --
  Net proceeds from issuance of common stock......................................         1,620       396,214        13,992
  Reissuance of treasury stock....................................................           --            --             39
  Other...........................................................................
                                                                                             --           (919)          885
                                                                                     -----------   -----------   -----------

        Net cash provided by financing activities.................................       487,027       391,390        15,016
                                                                                     -----------   -----------   -----------

        Net increase (decrease) in cash and cash equivalents......................       235,461        96,480           --
Cash and cash equivalents:
  Beginning.......................................................................        96,480            --           --
                                                                                     -----------   -----------   -----------

  Ending..........................................................................   $   331,941   $    96,480   $       --
                                                                                     ===========   ===========   ===========

Supplemental Disclosure of Cash Flow Information
  Cash payment for interest, net of interest capitalized 1997 $4,440; 1996 $204,
    1995 $62......................................................................   $     1,764   $       300   $       261
                                                                                     ===========   ===========   ===========
Supplemental Schedule of Noncash Investing and Financing Activities
  Release of 56,177 shares of Class A common stock from escrow ...................   $     1,347
                                                                                     ===========

  Capital leases incurred for the acquisition of property and equipment ..........   $     3,367
                                                                                     ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

     Nature of business: The Company is a diversified telecommunications company, incorporated in Delaware, that provides a broad range of products and services to business customers in Iowa, Illinois, North Dakota, South Dakota, Minnesota, Indiana, Colorado and Wyoming and residential customers in Iowa, Illinois, North Dakota, South Dakota, Wisconsin and Colorado. The Company's services primarily include local and long-distance telecommunications services, telecommunications network maintenance services and telephone equipment sales, service and installation, private line and data services, the sale of advertising space in telephone directories, the operation of an independent local exchange company, and telemarketing services. The Company's business is highly competitive and is subject to various federal, state and local regulations. In 1997, the Company's stockholders approved a change in its name to McLeodUSA Incorporated from McLeod, Inc..

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

     A summary of the Company's significant accounting policies is as follows:

     Principles of consolidation: The accompanying financial statements include those of the Company and its subsidiaries, substantially all of which are wholly owned. All significant intercompany items and transactions have been eliminated in consolidation.

     Regulatory accounting: Illinois Consolidated Telephone Company ("ICTC"), an independent local exchange carrier and a wholly owned subsidiary of the Company, prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). The provisions of SFAS No. 71 require, among other things, that regulated enterprises reflect rate actions of regulators in their financial statements, when appropriate. These rate actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise. SFAS No. 71 also specifies that the actions of a regulator can eliminate only liabilities imposed by the regulator.

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

     Trade receivables: In accordance with the industry practice for the publication of telephone directories, trade receivables include certain unbilled revenue from installment contracts. It is anticipated that a substantial portion of all such amounts at December 31, 1996 and 1997 will be collected within one year (see Note 2).

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 1.   Nature of Business and Significant Accounting Policies--(Continued)

     Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

     Property and equipment: Property and equipment is stated at cost. Construction costs, including interest, are capitalized during the installation of fiber optic telecommunications networks and the construction of the Company's headquarters buildings.

     ICTC's property and equipment for its regulated operations is summarized as follows at December 31, 1997 (in thousands):

        Telephone plant:
          In service............................................   $ 91,274
          Under construction....................................      2,228
                                                                -----------
                                                                     93,502
          Less accumulated depreciation.........................       (619)
                                                                -----------
                                                                   $ 92,883
                                                                ===========

     When regulated property and equipment are retired, the original cost, net of salvage, is charged against accumulated depreciation. The cost of maintenance and repairs of property and equipment including the cost of replacing minor items not constituting substantial betterments is charged to operating expense.

     The provision for depreciation of regulated property and equipment is based upon remaining life rates for property placed in service through 1980 and equal life rates for property additions placed in service after 1980. The regulated provision is equivalent to an annual composite rate of 5.75% for 1997.

     The provision for depreciation of nonregulated property and equipment is recorded using the straight-line method based on the following estimated useful lives:

                                                                     Years
                                                                     -----
        Buildings.................................................    20-39
        Telecommunications networks...............................     5-15
        Furniture, fixtures and equipment.........................     2-10

     The Company's telecommunications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes in the estimated economic lives of these assets.

     Other investments: Other investments primarily includes $21,772,000 for a minority interest in a limited partnership which provides cellular services to customers in east central Illinois. The Company follows the equity method of accounting for this investment, which recognizes the Company's proportionate share of the income and losses accruing to it under the terms of its partnership agreement.

     Goodwill: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $5,834,000 and $1,049,000, at December 31, 1997 and 1996, respectively.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 1.   Nature of Business and Significant Accounting Policies--(Continued)

     Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $9,158,000 and $1,830,000 at December 31, 1997 and 1996, respectively.

     Income tax matters: The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance when appropriate (see Note 6). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Deferred revenue: Amounts received in advance under long-term leases of fiber optic telecommunications networks are recognized as revenue on a straight-line basis over the life of the leases.

     Revenue recognition: Revenues for local and long-distance services are recognized when subscribers use telecommunications services. The revenue from long-term leases of fiber optic telecommunications networks is recognized over the term of the lease. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

     ICTC's toll revenue is provided through a combination of billed carrier access charges, traditional end-user billed toll revenues, interstate tariffed subscriber line charges and ICTC's share of revenues and expenses from the non-traffic sensitive pool administered by the National Exchange Carrier Association.

     As allowed by the FCC, ICTC's presubscribed rate of return on interstate access revenues for 1997 was 11.25%. The FCC further restricted overall interstate revenues to a maximum 11.50% rate of return on related investments, or to a maximum of 11.65% rate of return on related investments per any individual rate element.

     Fees from telemarketing contracts are recognized as revenue in the period the services are performed.

     Revenues from directories are recorded upon publication.

     Customer deposits consist of cash received from customers at the time a sales contract is signed. They are recorded as revenue when the related directory is published or when the related service is performed.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 1.   Nature of Business and Significant Accounting Policies--(Continued)

     Cost of service and deferred expenses: Cost of service includes local and long-distance services purchased from certain Regional Bell Operating Companies and interexchange carriers, the cost of providing local exchange services to customers in ICTC's service area and the cost of operating the Company's fiber optic telecommunications networks. Cost of service also includes production costs associated with the publication of directories and direct costs associated with telemarketing services and the sale and installation of telephone systems.

     Deferred expenses consist of production and selling costs on unpublished directory advertising orders. They are expensed when the related directory is published and the related revenue of the directory is recognized.

     Stock options issued to employees: In fiscal year 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by the new standard, the Company has elected to continue to measure compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options.

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

     Loss per common share: In December 1997, the Company adopted the provisions of SFAS No. 128, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Loss per common share has been computed using the weighted average number of shares of common stock outstanding after giving effect to the recapitalization in 1996 (see Note 8) and has been restated according to the provisions of SFAS No. 128. All stock options granted are anti-dilutive, and therefore excluded from the computation of earnings per share. In the future, these stock options may become dilutive.

     Fair value of financial instruments: The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. The fair value of the Company's investment in available-for-sale securities is disclosed in Note 3. For other investments for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive cost. The $25.3 million carrying amount of unquoted investments at December 31, 1997, represents the original cost of the investments, which management believes is not impaired. The fair value of the Company's long term debt is estimated to be $661 million based on the quoted market rates for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

     Reclassifications: Certain items in the 1996 consolidated financial statements have been reclassified to be consistent with the classification in the 1997 consolidated financial statements.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 2.   Trade Receivables

     The composition of trade receivables, net is as follows:


                                                                                            December 31,
                                                                                       ---------------------
                                                                                         1997         1996
                                                                                       --------     --------
                                                                                           (In thousands)
        Billed......................................................................   $ 86,309     $ 22,846
        Unbilled....................................................................     34,114        8,613
                                                                                       --------     --------
                                                                                        120,423       31,459
     Less allowance for doubtful accounts and discounts.............................    (11,951)      (3,899)
                                                                                       --------     --------
                                                                                       $108,472     $ 27,560
                                                                                       ========     ========

Note 3.   Investments

     At December 31, 1997, the Company held $4,493,000, $94,341,000 and
$27,491,000 in repurchase agreements, corporate debt securities and marketable equity securities, respectively. At December 31, 1996, the Company held $147,439,000, $54,759,000 and $7,850,000 in corporate debt securities, United
States Government and governmental agency securities and mortgage-backed securities, respectively. The Company has classified these securities as available-for-sale, and at December 31, 1997 and 1996, the debt securities' amortized cost approximates fair value. The marketable equity securities have been recorded at their fair market value at December 31, 1997. The available-for-sale securities have been classified as cash and cash equivalents, investment in available-for-sale securities-current and investment in available-for-sale securities-long-term, with $91,629,000, $34,696,000 and none, respectively, being recorded in each classification at December 31, 1997. At December 31, 1996, $82,056,000, $80,518,000 and $47,474,000, respectively, were recorded in each classification.

     The contractual maturities of the available-for-sale securities are as follows (in thousands):

                                                                                            December 31,
                                                                                      ----------------------
                                                                                         1997         1996
                                                                                      ---------    ---------
     Due within one year........................................................      $ 126,325    $ 161,205
     Due after one year through three years.....................................            --        40,731
     Due after three years......................................................            --           262
     Mortgage-backed securities.................................................            --         7,850
                                                                                      ---------    ---------
                                                                                      $ 126,325    $ 210,048

     Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. The amount classified as current assets on the accompanying balance sheets represent the expected maturities of the debt securities during the next year.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 4.   Pledged Assets and Debt

     Debt offerings: On March 4, 1997, the Company completed a private offering of 10 1/2% Senior Discount Notes (the "Senior Discount Notes") due March 1, 2007 at an original issue discount in which the Company received approximately $288.9 million in net proceeds. The Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the registration of $500 million principal amount at maturity of 10 1/2% Senior Discount Notes due March 1, 2007 (the "Senior Discount Exchange Notes") to be offered in exchange for the Senior Discount Notes (the "Senior Discount Exchange Offer"). The registration statement was declared effective by the SEC on July 28, 1997 and the Senior Discount Exchange Offer was commenced. The Senior Discount Exchange Offer expired on August 24, 1997, at which time all of the Senior Discount Notes were exchanged for the Senior Discount Exchange Notes. The form and terms of the Senior Discount Exchange Notes are identical in all material respects to the form and terms of the Senior Discount Notes except that (i) the Senior Discount Exchange Notes have been registered under the Securities Act of 1933 (the "Securities Act") and (ii) holders of the Senior Discount Exchange Notes are not entitled to certain rights under a registration agreement relating to the Senior Discount Notes. The Senior Discount Exchange Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. The Senior Discount Exchange Notes accrete interest at a rate of 10 1/2% per year, compounded semi-annually, to an aggregate principal amount of $500 million by March 1, 2002. Interest will not accrue on the Senior Discount Exchange Notes for five years, after which time the Senior Discount Exchange Notes will accrue interest at 10 1/2%, payable semi-annually. The indenture related to the Senior Discount Exchange Notes contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or make distributions of the Company's or its subsidiaries' stock, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, or consolidate, merge or sell all of its assets.

     On July 21, 1997, the Company completed a private offering of $225 million aggregate principal amount of 9 1/4% Senior Notes due July 15, 2007 (the "Senior Notes"). The Company received net proceeds of approximately $217.7 million from the Senior Note offering. Interest on the Senior Notes is payable in cash semi-annually in arrears on July 15 and January 15 of each year at a rate of 9 1/4% per annum, commencing January 15, 1998. The Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of December 31, 1997, the Senior Notes had not been registered under the Securities Act and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has filed a registration statement with the SEC for the registration of $225 million aggregate principal amount of 9 1/4% Senior Notes due July 15, 2007 (the "Exchange Notes") to be offered in exchange for the Senior Notes (the "Exchange Offer"). The registration statement was declared effective by the SEC on December 1, 1997, and the Exchange Offer was commenced on December 2, 1997. The Exchange Offer expired on January 9, 1998, at which time all of the Senior Notes were exchanged for the Exchange Notes. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Senior Notes except that (i) the Exchange Notes have been registered under the Securities Act and (ii) holders of the Exchange Notes will not be entitled to certain rights under a registration agreement relating to the Senior Notes. The indentures relating to the Senior Notes and the Exchange Notes contain certain covenants which are materially the same as the covenants relating to the Senior Discount Exchange Notes.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 4.   Pledged Assets and Debt--(Continued)

     The Company's debt consisted of the following at December 31, 1997 and 1996:

                                                                                            1997       1996
                                                                                         ---------- ---------
                                                                                            (In thousands)
     Contracts payable, unsecured, non-interest bearing, due in various installments
        with the final payment to be made in 1998....................................... $    1,056 $    --
     Notes payable, banks, bearing interest at 6.1875%, due in various installments
        through October 1997 (A)........................................................      5,500      --
                                                                                         ---------- ---------
                                                                                         $    6,556 $    --
                                                                                         ========== =========

     10 1/2% Senior Discount Notes...................................................... $  326,754 $
     9 1/4% Senior Notes...............................................................     225,000      --
     CCI unsecured senior notes payable, with semiannual interest payments at 7.75% payable April 1 and October 1. Annual principal payments of $1,428,571 are due beginning October 1, 1998 until maturity in
        October 2004....................................................................     10,000      --
     CCI Series A Senior Unsecured Notes, with semiannual interest payments at 6.83% payable June 1 and December 1. Annual principal payments of
        $909,091 are due beginning December 1, 2001 until maturity in
        December 2010...................................................................     10,000      --
     CCI Series B Senior Unsecured Notes, with semiannual interest payments at 6.71% payable June 1 and December 1. Annual principal payments of $454,546 are due beginning December 1, 2001 until maturity in
        December 2010...................................................................      5,000      --
     Greene County Partners, Inc. senior notes due in quarterly payments of
        $450,000 bearing interest at 6.35% and maturing in April 2001...................     15,300      --
     ICTC Series K, 8.620% First Mortgage Bonds due September 2022 (B)..................     10,000      --
     ICTC Series L, 7.050% First Mortgage Bonds due October 2013 (B)....................     10,000      --
     Note payable, due January 1, 1997, including interest at 6.625%.
        Collateralized by a second lien on publishing rights to purchased
        Directories.....................................................................       --        500
     Contracts payable, to finance company, due in various monthly payments, including interest at 3.90%, through March 2000, collateralized by equipment with a depreciated cost of
        $2,915,000 at September 30, 1997................................................      2,637      --
     Note payable due in various annual installments, including interest at 8.25%, through 2006. Collateralized by publishing
        rights to purchased directories.................................................        995    1,008
     Other long-term borrowings, due in various installments
        bearing interest at rates ranging from 0% to 8.625%
        through March 2004..............................................................      2,092      248
     Incentive compensation agreements, due in various
        estimated amounts plus interest at 6.0% through
        January 2001 (See Note 11)......................................................      1,610    1,610
                                                                                         ---------- ---------
                                                                                            619,388    3,366
     Less current maturities............................................................      6,004      793
                                                                                         ---------- ---------
                                                                                         $  613,384 $  2,573
                                                                                         ========== =========

(A) CCI and ICTC have various short-term line of credit agreements with certain financial institutions totaling $25,000,000 of which $5,500,000 in borrowings were outstanding at December 31, 1997.

(B) ICTC's first mortgage bonds are collateralized by substantially all real and personal property of the subsidiary. The bond indenture contains various provisions restricting, among other things, the payment of dividends and repurchase of its own stock. Early redemption of the Series K and Series L Bonds is permitted.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 4.   Pledged Assets and Debt--(Continued)

      In 1996, the Company used a portion of the proceeds from the Company's initial public offering (see Note 8) to pay off all existing indebtedness under three line of credit facilities, which were then cancelled. Options to purchase Class B common stock were granted to a stockholder which had guaranteed borrowings under two of the facilities. The Company used the Black-Scholes model to determine the value of the options, which was approximately $3,400,000, at the date of grant. This value was being amortized over the vesting period of the options. Upon cancellation of the credit facilities, the options' vesting schedule and amortization of the fair value of the options were terminated. At December 31, 1997 and 1996, a total of 1,300,688 Class B common stock options are outstanding.

      The credit facilities required interest payments and facility fees to be paid at various rates. Due to the inclusion of the amortization of the fair value of these options in interest expense, the effective average interest rate on the borrowings under these credit facilities was approximately 15% and 27% for the years ended December 31, 1996 and 1995, respectively.

     Principal payments required on the outstanding debt at December 31, 1997 are as follows (in thousands):

          1998..............................................       $  6,004
          1999..............................................          5,191
          2000..............................................          5,417
          2001..............................................         13,071
          2002..............................................          3,111
          Later years.......................................        586,594
                                                                   --------
                                                                   $619,388
                                                                   ========

Note 5.   Leases and Commitments

     Leases: The Company leases certain of its office and network facilities under noncancelable agreements which expire at various times through September 2022. These agreements require various monthly rentals plus the payment of applicable property taxes, maintenance and insurance. The Company also leases vehicles and equipment under agreements which expire at various times through December 2003 and require various monthly rentals.

     The total minimum rental commitment at December 31, 1997 under the leases mentioned above is as follows (In thousands):

          1998..............................................       $ 13,738
          1999..............................................         10,197
          2000..............................................          4,480
          2001..............................................          2,765
          2002..............................................          1,918
          Thereafter........................................          2,987
                                                                   --------
                                                                   $ 36,085
                                                                   ========

     The total rental expense included in the consolidated statements of operations for 1997, 1996 and 1995 is approximately $8,060,000, $3,640,000 and $1,558,000, respectively, which also includes short-term rentals for office facilities.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 5.   Leases and Commitments--(Continued)

     Network construction: During 1995, the Company was awarded contracts from the State of Iowa to build fiber optic telecommunications network segments throughout the State of Iowa. As of December 31, 1997, the contracts call for the construction of 224 network segments. Upon completion of each segment, the Company will receive approximately $115,000 for a seven-year lease for certain capacity on that segment. The Company will recognize this revenue of approximately $25,760,000 on a straight-line basis over the term of the lease based on the relationship of individual segment costs to total projected costs. For the years ended December 31, 1997, 1996 and 1995, revenue of $1,794,000, $445,000 and none, respectively, had been recognized under these contracts.

     The Company estimates that minimum future construction costs required to fulfill its obligations under the 1995 contract with the State of Iowa would be approximately $11,339,000. The Company, however, expects that its actual construction costs will be higher with respect to such network segments, because the Company is adding more fiber and route miles than is contractually required with respect to such construction, in order to optimize the design of its network. The Company anticipates that the minimum costs to complete this project will be incurred as follows (In thousands):

            1998..............................................    $ 7,416
            1999..............................................      3,923
                                                                  -------
                                                                  $11,339
                                                                  =======

     Buildings: In August 1996, the Company purchased approximately 194 acres of land on which the Company is constructing its headquarters and associated buildings. Of the land purchased, approximately 75 acres was purchased from a subsidiary of a stockholder for approximately $692,000. At December 31, 1997, the total remaining contracted commitments on the building in progress, is approximately $15.1 million.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 6.   Income Tax Matters

     Net deferred taxes consist of the following components as of December 31, 1997 and 1996:

                                                                                              1997          1996
                                                                                             -------      --------
                                                                                                (In thousands)
     Deferred tax assets:
        Net operating loss carryforwards............................................         $60,335      $ 19,419
        Accruals and reserves not currently deductible..............................          15,910         4,033
        Deferred revenues...........................................................           7,093           285
        Intangibles and other assets................................................           3,669           --
        Other.......................................................................           2,125           571
                                                                                             -------      --------
                                                                                              89,132        24,308
        Less valuation allowance....................................................          29,532        16,211
                                                                                             -------      --------
                                                                                              59,600         8,097
                                                                                             -------      --------
     Deferred tax liabilities:
        Property and equipment......................................................          24,620         2,202
        Other investments...........................................................          15,333           --
        Differences in revenue recognition..........................................          12,140           --
        Deferred line installation cost.............................................           3,945           833
        Other intangibles...........................................................           3,318         3,698
        Other..........................................................................          244         1,364
                                                                                             -------      --------
                                                                                              59,600         8,097
                                                                                             -------      --------
                                                                                             $    --      $     --
                                                                                             =======      ========

     A valuation allowance has been recognized to offset the related net deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $150.1 million which expire in various amounts in the years 2008 to 2017.

     The income tax rate differs from the U. S. Federal income tax rate for 1997, 1996 and 1995 due to the following:

                                                                                  1997      1996       1995
                                                                               ---------  --------  ---------
      "Expected"  tax (benefit) rate.........................................     (35)%     (35)%      (35)%
     Percent increase (decrease) in income taxes resulting from:
          Change in valuation allowance......................................      15        35         27
          Tax deductions due to exercises of incentive stock options.........      (2)       (9)        --
          Net deferred liability balance purchased in CCI
             transaction (see Note 11).......................................      21        --         --
          Other..............................................................       1         9          8
                                                                                -----     -----      -----
                                                                                   --%        --%       --%
                                                                                =====     ======     =====

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 7.   Stock-based Compensation Plans

     At December 31, 1997, the Company has various stock-based compensation plans which are described below. Grants under the Company's stock option plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25 and related Interpretations. The Company granted a total of 1,653,688 stock options in January and February 1996 at an exercise price of $2.67 per share. The estimated aggregate fair market value of these options at the date of grant was later determined to exceed the aggregate exercise price by approximately $9,190,000. Additionally, in September 1997, the Company granted a total of 1,468,945 stock options at an exercise price of $24.50 per share. The aggregate fair market value of these options at the date of grant exceeded the aggregate exercise price by approximately $15,790,000. As a result, the Company is amortizing these amounts over the four-year vesting period of the options. Compensation cost of $2,993,000 and $2,016,000 has been charged to income for the year ended December 31, 1997 and 1996, respectively, using the intrinsic value based method as prescribed by APB No. 25. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards granted during 1997,1996 and 1995, as prescribed by SFAS No. 123, reported net loss and loss per common share would have been as follows (in thousands, except per share data):

                                                      December 31,
                                            1997         1996          1995
                                         ----------   -----------   ----------

     Pro forma net loss.................  $(93,855)     $(24,776)    $(11,646)
     Pro forma loss per common share....     (1.71)        (0.61)       (0.42)

     1992, 1993 and 1995 Incentive Stock Option Plans: The Company has reserved 4,215,557 shares of Class A common stock for issuance to employees under the 1992, 1993 and 1995 Incentive Stock Option Plans. Options outstanding under these plans were granted at prices equal to the estimated fair market value on the dates of grant as determined by the Company's Board of Directors. Under the 1992 and 1993 plans, all options granted become exercisable at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant. Under the 1995 plan, all options, except for options granted to the Company's chairman and chief executive officer, become exercisable at a rate of 25% per year, on a cumulative basis, beginning five years from the date of grant. The options granted to the Company's chairman and chief executive officer vest at a rate of 20% per year on a cumulative basis. All options granted under the 1995 plan expire ten years after the date of grant. These plans have been superseded by the 1996 Employee Stock Option Plan, and no future grants of options will be made under these plans.

     1996 Employee Stock Option Plan: In 1997, the Company's stockholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of Class A common shares available under the plan to 37,500,000 shares from 4,525,000 shares. At December 31, 1997, after adjusting for option exercises, the Company has reserved 37,396,370 shares of Class A common stock for issuance to employees under the plan, which supersedes the 1992, 1993 and 1995 Incentive Stock Option Plans. The exercise price for options granted under this plan is the fair market value of the Company's Class A common stock on the day before the grant date (or 110% of the fair market value if the grantee beneficially owns more than 10% of the outstanding Class A common stock). The options granted expire ten years after the grant date (or five years after the grant date if the grantee beneficially owns more than 10% of the outstanding Class A common stock), and vest over periods determined by the Compensation Committee; however, no more than $100,000 worth of stock covered by the options may become exercisable in any calendar year by an individual employee. The 1996 Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 7.   Stock-based Compensation Plans --(Continued)

     Directors' Stock Option Plan: The Company has reserved 478,124 shares of Class A common stock for issuance under the Directors' Plan to directors who are not officers or employees of the Company. The Director's Plan was adopted and approved by the stockholders in 1993 and amended and restated on March 28, 1996 to be a "formula" plan providing for an automatic grant of options to eligible directors. Each eligible director who commences service on the Board of Directors after the amendment and restatement of the plan will be granted an initial option to purchase 10,000 shares of Class A common stock. An additional option to purchase 5,000 shares of Class A common stock will be granted after each of the next two annual meetings to each eligible director who remains for the two-year period. Options granted under the Directors' Plan vest at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant (ten years after the date of grant for options granted under the amended and restated plan). However, upon a change in control of the Company as defined in the Directors' Plan, all options will become fully exercisable. The Company has the right to repurchase any Class A common stock issued pursuant to the exercise of an option granted under this plan that is offered for sale to an individual who is not an employee or director of the Company. The Directors' Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

     The fair value of each grant under the Company's stock option plans is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: no expected dividends, risk-free interest rates of 5.48%, 6.08% and 6.30%; price volatility of 48.63% in 1997 and 40% in 1996 and 1995 and expected lives of 4 years for all three years.

     Employee Stock Purchase Plan: Under the stock purchase plan, employees may purchase up to an aggregate of 1,000,000 shares of Class A common stock through payroll deductions. Employees of the Company who have been employed more than six months and who are regularly scheduled to work more than 20 hours per week are eligible to participate in the plan, provided that they own less than five percent of the total combined voting power of all classes of stock of the Company. The purchase price for each share will be determined by the Compensation Committee, but may not be less than 90% of the closing price of the Class A common stock on the first or last trading day of the payroll deduction period, whichever is lower. No employee may purchase in any calendar year Class A common stock having an aggregate fair value in excess of $25,000. Upon termination of employment, an employee other than a participating employee who is subject to Section 16(b) under the Securities Exchange Act of 1934, as amended, will be refunded all monies in his or her account and the employee's option to purchase shares will terminate. The plan will terminate in March 2006, unless terminated earlier by the Board of Directors. The Company has implemented this plan effective February 1, 1997. Under the plan, the Company sold 38,080 shares of Class A common stock in 1997. The fair value of the employees' purchase rights was calculated for disclosure purposes using the Black-Scholes model with the following assumptions: an expected life of 11 months; a risk-free interest rate of 5.40%; expected volatility of 48.63%; and no expected dividends. The fair value of each purchase right granted in 1997 was $6.35.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 7.   Stock-based Compensation Plans --(Continued)

     A summary of the status of the Company's stock option plans as of and for the years ended December 31, 1997, 1996 and 1995 is as follows (In thousands, except price data):

                                                                                                   Weighted-
                                                                                                    Average
                                                                                                   Exercise
                                                                                        Shares       Price
                                                                                      ---------    ---------
     Outstanding at January 1, 1995.............................................          3,122      $   0.82
          Granted...............................................................          2,006          2.18
          Exercised.............................................................            (11)         0.29
          Forfeited.............................................................           (248)         1.75
                                                                                         ------
     Outstanding at December 31, 1995...........................................          4,869          1.33
          Granted...............................................................          3,502         13.14
          Exercised.............................................................           (491)         1.30
          Forfeited.............................................................           (336)         7.64
                                                                                         ------
     Outstanding at December 31, 1996...........................................          7,544          6.54
          Granted...............................................................          6,674         26.72
          Exercised.............................................................         (1,138)         1.15
          Forfeited.............................................................         (2,472)        29.74
                                                                                         ------
     Outstanding at December 31, 1997...........................................         10,608         14.40
                                                                                         ======

                                                                                      Number of Options
                                                                                      -----------------
                                                                                   1997       1996      1995
                                                                                 ------     ------    ------

     Exercisable, end of year................................................     2,397      2,324     1,581
                                                                                 ======     ======    ======
     Weighted-average fair value per option of options granted
        during the year......................................................    $12.24     $ 5.74    $ 0.86
                                                                                 ======     ======    ======

     Other pertinent information related to the options outstanding at December 31, 1997 is as follows (In thousands except life and price data):

                                                    Options Outstanding                 Options Exercisable
                                       ------------------------------------------    ------------------------
                                                         Weighted-
                                                          Average        Weighted-                   Weighted-
                                                         Remaining        Average                     Average
                                         Number         Contractual      Exercise       Number       Exercise
    Range Of Exercise Prices           Outstanding         Life            Price     Exercisable      Price
    ------------------------           -----------      -----------      --------    -----------     --------
$0.27 to $1.47...................         1,618            2.54          $  0.79         1,516       $  0.74
$1.73 to $2.93...................         2,958            5.08             2.40           842          2.31
$4.29 to $9.30...................            52            6.65             7.34            27          5.69
$17.75 to $24.75.................         4,426            9.31            20.76            11         20.23
$27.50 to $35.25.................         1,554            9.83            33.58             1         28.82
                                        -------                                        -------
                                         10,608            7.15            14.40         2,397          1.45
                                        =======                                        =======

In addition, options to purchase shares of Class B common stock were granted to a stockholder which had guaranteed borrowings under certain credit facilities which were paid off with a portion of the proceeds from the Company's initial public offering (see Note 8) and subsequently cancelled. These options have a weighted-average exercise price of $1.79 and are fully vested at December 31, 1997.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

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

     Recapitalization: In May 1997, the Company's stockholders approved an increase in the authorized Class A common stock from 75,000,000 shares of $.01 par value stock to 250,000,000 shares of $.01 par value stock. In March 1996, the Company's Board of Directors had authorized an increase in the authorized Class A common stock to 75,000,000 shares of $.01 par value stock from 15,000,000 shares of $.01 par value stock and an increase in the authorized Class B common stock to 22,000,000 shares of $.01 par value stock from 15,000,000 shares of $.01 par value stock. All Class B common stock has rights identical to Class A common stock other than their voting rights, which are equal to .40 vote per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder. The restated Articles of Incorporation also authorizes the Board of Directors to issue up to 2,000,000 shares of $.01 par value preferred stock. The terms of the preferred stock are determined at the time of issuance. No preferred shares were issued or outstanding at December 31, 1997. Also in March 1996, the Board of Directors declared a 3.75 to 1 stock split for both the Class A and Class B common stock which was effected in the form of a stock dividend. All references to share and per share amounts give retroactive effect to this stock split and recapitalization.

     Stockholders' Agreement: Certain of the Company's principal stockholders have entered into a Stockholders' Agreement, which amended and restated a prior Investor Agreement, and became effective on September 24, 1997. This agreement provides for the election of directors designated by certain principal stockholders and prevents certain principal stockholders from disposing of any equity securities of the Company for a period of one year unless consented to by the Board of Directors. In addition, certain principal stockholders agreed that for a period of two years they will not acquire any securities or options issued by the Company, except as allowed by previous agreements or by the Board of Directors.

Note 9.   Change-of-Control Agreements

     Change-of-Control Agreements: The Company has entered into change-of-control agreements with certain executive employees, which provide for certain payments in connection with termination of employment after a change of control (as defined within the agreements) of the Company. The change-of-control agreements terminate on December 31, 2006 unless a change of control occurs during the six-month period prior to December 31, 2006, in which case the agreements terminate on December 31, 2007. The agreements provide that if an executive terminates his or her employment within six months after a change of control or if the executive's employment is terminated within 24 months after a change of control in accordance with the terms and conditions set forth in the agreements, the executive will be entitled to certain benefits. The benefits include cash compensation, immediate vesting of outstanding stock options and coverage under the Company's group health plan.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 10.   Retirement Plans and Postretirement Benefits

     CCI, a wholly owned subsidiary of the Company, maintains noncontributory defined pension and death benefit plans covering substantially all of its salaried and hourly employees. The pension benefit formula used in the determination of pension cost is based on the highest five consecutive calendar years' base earnings within the last ten calendar years immediately preceding retirement or termination. It is CCI's policy to fund pension costs as they accrue subject to any applicable Internal Revenue Code limitations.

     The components of pension cost for 1997 are as follows (In thousands):

     Service costs--benefits earned during the period...........  $    655
     Interest cost on projected benefit obligation..............       944
     Actual return on plan assets...............................    (2,085)
     Net amortization and deferral..............................     1,035
                                                                  --------
        Net pension cost........................................  $    549
                                                                  ========

The funded status of the pension plans as of December 31, 1997 is as follows (In thousands):

     Actuarial present value of accumulated benefit obligation:
        Vested    ..............................................  $ 45,735
        Nonvested                                                      580
                                                                  --------
          Total   ..............................................    46,315
     Additional benefits........................................     5,805
                                                                  --------
     Actuarial present value of projected benefit obligation....    52,120
     Plan assets at fair value..................................    65,694
                                                                  --------
     Plan assets in excess of projected benefit obligation......   (13,574)
     Unrecognized transition obligation.........................       157
     Unrecognized prior service cost............................    (3,425)
     Unrecognized gain on assets................................    22,963
                                                                  --------
          Accrued liability for pensions........................  $  6,121
                                                                  ========

     The assets of the plans consist primarily on equity and fixed income securities. Actuarial assumptions used to calculate the projected benefit obligation were a 7% discount rate, a 8% rate of return on plan assets, and an estimated 5% future compensation level increase.

     In 1997, the Company offered salaried plan participants a choice between transferring their plan assets to the hourly defined benefit plan or participating in the 1996 Employee Stock Option Plan, as the salaried defined benefit plan will be terminated effective April 1, 1998. This plan change substantially reduced the expected future benefits under the defined benefits pension plans and has been reflected in the above amounts. The Company continues to maintain the defined benefit pension plan for substantially all hourly employees of CCI.

     In addition to providing pension benefits, CCI provides an optional retiree medical program to its salaried and union retirees and spouses under age 65 and life insurance coverage for the salaried retirees. All retirees are required to contribute to the cost of their medical coverage while the salaried life insurance coverage is provided at no cost to the retiree. Cash payments were approximately $297,000 in 1997.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 10.   Retirement Plans and Postretirement Benefits--(Continued)

     The components of postretirement benefit costs for 1997 are as follows (In thousands):

     Service costs--benefits earned during the period..............................................        163
     Interest cost on projected benefit obligation................................................         156
     Actual return on plan assets.................................................................          --
     Net amortization and deferral................................................................          97
                                                                                                       -------
        Net postretirement benefit cost...........................................................     $   416
                                                                                                       =======

     The funded status of the postretirement benefit plans as of December 31, 1997 is as follows (In thousands):

     Fair value of plan assets....................................................................          --
     Accumulated benefit obligation:
        Retirees and beneficiaries................................................................       2,306
        Fully eligible active employees...........................................................         986
        Other active employees....................................................................       1,706
                                                                                                       -------
          Total accumulated postretirement benefit obligation.....................................       4,998
                                                                                                       -------
     Accumulated benefit obligation in excess of plan assets......................................       4,998
     Unrecognized transition obligation (being amortized over 20 years)...........................      (4,733)
     Unrecognized net gain........................................................................       5,852
                                                                                                       -------
          Accrued postretirement benefit cost.....................................................     $ 6,117
                                                                                                       =======

     The postretirement benefit obligation is calculated assuming that health-care costs will increase by 8% in 1998, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 5% in 2004 and subsequent years. The health-care cost trend rate has a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. For example, a one percentage point increase each year in the health-care trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $347,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by approximately $62,000. The weighted average discount rate used in determining the benefit obligation was 7% in 1997.

     The postretirement medical and life insurance benefit plans have been modified effective January 1, 1998 to provide benefits only to employees meeting certain age and years of service requirements as of January 1, 1998.

     CCI also has a nonqualified deferred compensation plan, which allows selected employees to defer a portion of any compensation received. Those deferred amounts are invested in various funds at December 31, 1997 to provide assets and accumulated earnings to offset the deferred compensation amounts due to the participating employees.

     In addition, the Company has various 401(k) profit-sharing plans available to eligible employees. The Company's contributions to the plans are discretionary. The Company contributed approximately $1,252,000, $242,000 and $44,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

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

     Ruffalo, Cody & Associates, Inc. (Ruffalo Cody): On July 15, 1996, the Company acquired Ruffalo Cody for a total purchase price of approximately $17.3 million, which consisted of approximately $5.1 million in cash (including approximately $243,000 in direct acquisition costs), 361,420 shares of Class A common stock and 158,009 options to purchase shares of Class A common stock granted to the holders of Ruffalo Cody options. An additional $50,782 in cash and 56,177 shares of Class A common stock were delivered to certain stockholders of Ruffalo Cody upon fulfillment certain conditions relating to ongoing revenues from an agreement with a major long distance carrier to provide telemarketing services. The long distance carrier terminated this contract effective December 31, 1996.

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

     Digital Communications of Iowa, Inc. (DCI): In January 1997, the Company issued 84,430 shares of Class A common stock in exchange for all the outstanding shares of DCI, in a transaction accounted for as a purchase. The total purchase price was approximately $2.3 million based on the average closing market price of the Company's Class A common stock at the time of the acquisition.

     Fronteer Financial Holdings, Ltd. (Fronteer): In January 1997, McLeodUSA Publishing exercised its option to acquire six directories from Fronteer for a total cash purchase price of approximately $3.9 million.

     Indiana Directories, Inc. (Indiana Directories): On March 31, 1997, McLeodUSA Publishing acquired 26 telephone directories published by Indiana Directories for a total cash purchase price of approximately $10 million.

     ESI Communications, Inc. (ESI): On June 10, 1997, the Company acquired substantially all of the assets of ESI and related entities for an total cash purchase price of approximately $15.2 million.

     Smart Pages, Inc. and Yellow Pages Publishers, Inc. (Smart Pages): On September 22, 1997, McLeodUSA Publishing acquired 2 telephone directories published by Smart Pages, Inc. and Yellow Pages Publishers, Inc. ("Smart Pages") at a purchase price to be determined based on the sum of the revenues derived from the last Smart Pages editions of the directories. The purchase price is currently estimated to be approximately $2 million.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 11.   Acquisitions--(Continued)

     CCI: On September 24, 1997, pursuant to the terms and conditions of an Agreement and Plan of Reorganization dated June 14, 1997 (the "Merger Agreement"), the Company issued 8,488,586 shares of Class A Common Stock and paid approximately $155 million in cash to the shareholders of CCI in exchange for all of the outstanding shares of CCI in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $382.1 million based on the average closing price of the Company's Class A Common Stock five days before and after the date of the Merger Agreement. The purchase price includes approximately $3.4 million of direct acquisition costs.

     OneTEL Corp. (OneTEL): On October 15, 1997, the Company issued 55,500 shares of Class A common stock as consideration for certain assets of OneTEL. The total purchase price was approximately $2 million based on the closing price of the Company's Class A common stock on the purchase date.

     Colorado Directory Company LLC (Colorado Directory): On December 31, 1997, the Company issued 140,000 shares of Class A common stock as consideration for all of the outstanding membership and ownership interests of Colorado Directory. The total purchase price was approximately $4.5 million based on the closing price of the Company's Class A common stock on the purchase date.

     The following table summarizes the purchase price allocations for the Company's business acquisitions:


Transaction Year       1995             1996                                                1997
                       ----   ---------------------------   ----------------------------------------------------------------------
                              Ruffalo   McLeodUSA                             Indiana             Smart                    Colorado
                        MWR    Cody     Publishing   TCSI    DCI   Fronteer  Directories   ESI    Pages    CCI    OneTEL   Directory
                       ----   -------   ----------   ----    ---   --------  -----------   ---    -----    ---    ------   ---------
                                                                     (In thousands)
Cash purchase price. $   --   $ 4,808   $   74,060   $534  $  --   $  1,500   $    6,000 $15,228  $  749  $155,000 $    --    $   --
Acquisition costs...     --       243          436     --     29         --           --      --      --     3,379       7        --
Incentive agreements     --        --        1,610     --     --         --           --      --      --        --      --        --
Contracts payable...     --        --           --     --     --      1,867        4,031      --   1,124        --      --        --
Option agreement....     --        --           --     --     --        500           --      --      --        --      --        --
Promissory note.....     --        --           --     --     --         --           --      --     100        --      --        --
Stock issued........  8,333     8,945           --     --  2,250         --           --      --      --   223,675   1,963     4,480
Options to purchase
Class A common stock     --     3,911           --     --     --         --           --      --      --        --      --        --
Less cash to be
received upon option
exercise............     --      (610)          --     --     --         --           --      --      --        --      --        --
                     ------   -------   ----------   ---- ------   --------   ---------- ------- -------  -------- -------   -------
                     $8,333   $17,297   $   76,106   $534 $2,279   $  3,867   $   10,031 $15,228 $ 1,973  $382,054 $ 1,970   $ 4,480
                     ======   =======   ==========   ==== ======   ========   ========== ======= =======  ======== =======   =======
Working capital
acquired, net....... $  393   $   758   $    8,367   $ 13 $  543   $     --   $      --  $ 2,170 $    --  $ 39,384 $  (300)  $    --
Fair value of other
assets acquired.....  5,298     1,379        4,408     30    658         --         150      493      --   173,045      --        55
Intangibles.........  2,642    15,160       64,315    491  1,118      3,867       9,881   13,336   1,973   251,168   2,270     4,425
Liabilities assumed.     --        --         (984)    __    (40)        --          --     (771)     --   (81,543)     --        --
                     ------   -------   ----------   ---- ------   --------   ---------- ------- -------  -------- -------   -------
                     $8,333   $17,297   $   76,106   $534 $2,279   $  3,867   $   10,031 $15,228 $ 1,973  $382,054 $ 1,970   $ 4,480
                     ======   =======   ==========   ==== ======   ========   ========== ======= =======  ======== =======   =======

     These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 11.   Acquisitions--(Continued)

     The unaudited consolidated results of operations for the years ended December 31, 1997 and 1996 on a pro forma basis as though the above entities had been acquired as of the beginning of the respective periods are as follows:

                                                            1997        1996
                                                         ---------   ---------
                                                             (In thousands,
                                                         except per share data)
     Revenue............................................  $471,436    $397,508
     Net loss...........................................   (86,530)    (19,864)
     Loss per common share..............................     (1.57)      (0.49)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 12.   Related Party Transactions

     The Company has entered into agreements with two stockholders that gives certain rights-of-way to the Company for the construction of its telecommunications network in exchange for capacity on the network.

     The Company provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA Incorporated or are affiliates. Revenues from services provided totaled $53,000, $254,000 and $103,000 and services purchased, primarily rent and legal services, totaled $1,732,000, $934,000 and $675,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

     During 1997, the Company also acquired two condominium units from a Company director for a total purchase price of $171,000 and purchased a 15,000 square foot building, which is to be used as a support facility for its fiber optic network, from a stockholder for a cash purchase price of $500,000.

     In addition, at December 31, 1997 the Company has two $75,000 notes receivable from officers. The notes bear interest at the applicable federal interest rate for mid-term loans and require interest-only payments for two years and then annual $25,000 payments plus interest until paid in full.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 13.   Quarterly Data--(Unaudited)

     The following tables include summarized quarterly financial data for the years ended December 31,:


                                                                                    Quarters
                                                                  ---------------------------------------------
                                                                     First     Second     Third    Fourth (1)
                                                                    -------   --------   -------  -----------
                                                                      (In thousands, except per share data)
     1997:
        Revenue..................................................  $ 35,747   $ 46,523   $ 49,325   $136,291
        Operating loss...........................................   (15,168)   (15,668)   (20,074)   (18,459)
        Net loss.................................................   (13,355)   (16,496)   (23,705)   (26,354)
        Loss per common share....................................     (0.26)     (0.31)     (0.45)     (0.43)

     1996:
        Revenue..................................................  $ 12,488   $ 13,918   $ 19,091  $  35,826
        Operating loss...........................................    (4,076)    (4,791)    (7,689)   (11,654)
        Net loss.................................................    (4,340)    (4,543)    (4,535)    (8,928)
        Loss per common share....................................     (0.14)     (0.13)     (0.10)     (0.18)

(1) The fourth quarter 1997 results include the operations of CCI, which was acquired on September 24, 1997.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McLeodUSA Incorporated:

         We have audited, in accordance with generally accepted auditing standards, the financial statements of McLeodUSA Incorporated included in this Form 10-K, and have issued our report thereon dated January 28, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP


Chicago, Illinois
January 28, 1998

                            MCLEODUSA INCORPORATED
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                 Column A                      Column B              Column C            Column D      Column E
                                                                     Additions
                                                              ----------------------
                                                Balance        Charged       Charged                    Balance
                                                  at             to             to                         at
                                               Beginning      Cost and        Other                      End of
                Description                    of Period      Expenses       Accounts    Deductions      Period
                -----------                    ---------      --------       --------    ----------      ------
Year Ended December 31, 1995:
   Allowance for uncollectible accounts
     and discounts.........................   $    84,000   $   135,000     $       --   $       --    $   219,000
   Valuation reserve on deferred tax assets     5,411,000     3,007,000             --           --      8,418,000
                                              -----------   -----------     -----------  -----------   -----------
                                              $ 5,495,000   $ 3,142,000     $       --   $       --    $ 8,637,000
                                              ===========   ===========     ===========  ===========   ===========
Year Ended December 31, 1996:
   Allowance for doubtful accounts
     and discounts.........................   $   219,000   $3,680,000(1)   $       --   $       --    $ 3,899,000
   Valuation reserve on deferred tax assets     8,418,000     7,793,000             --           --     16,211,000
                                              -----------   -----------     -----------  -----------   -----------
                                              $ 8,637,000   $11,473,000     $       --   $       --    $20,110,000
                                              ===========   ===========     ===========  ===========   ===========
Year Ended December 31, 1997:
   Allowance for doubtful accounts
     and discounts.........................   $ 3,899,000   $8,052,000(2)   $       --   $       --    $11,951,000
   Valuation reserve on deferred tax assets    16,211,000    10,630,000             --           --     26,841,000
                                              -----------   -----------     -----------  -----------   -----------
                                              $20,110,000   $18,682,000     $       --   $       --    $38,792,000
                                              ===========   ===========     ===========  ===========   ===========


(1) Includes $2,768,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.
(2) Includes $4,809,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.

                               INDEX TO EXHIBITS

      Exhibit
      Number                          Exhibit Description
      ------                          -------------------

        2.1 Agreement and Plan of Reorganization dated April 28, 1995 among Midwest Capital Group Inc., MWR Telecom, Inc. and McLeod, Inc. (Filed as Exhibit 2.1 to Registration Statement on Form S-1, File No. 333-3112 ( "Initial Form S-1 "), and incorporated herein by reference).

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

        2.5 Asset Purchase Agreement dated as of May 30, 1997 by and among McLeodUSA Incorporated, ESI/McLeodUSA, Inc., and ESI Communications, Inc., ESI Communications/SW, Inc., ESI Communications/West, Inc., ESI Communications Downtown, Inc., ESI Communications North, Inc., and Michael Reichert, Peter Jones, John Pupkes and Jeff Meehan. (Filed as Exhibit
                     2.1 to Current Report on Form 8-K, File No. 0-20763 (the "June 1997 Form 8-K"), filed with the Commission on June 26, 1997 and incorporated herein by reference).

        2.6 Agreement and Plan of Reorganization dated as of June 14, 1997 among McLeodUSA Incorporated, Eastside Acquisition Co. and Consolidated Communications Inc. (Filed as Exhibit 2.2 to the June 1997 Form 8-K and incorporated herein by reference).

        3.1 Amended and Restated Certificate of Incorporation of McLeod, Inc. (Filed as Exhibit 3.1 to Initial Form S-1 and incorporated herein by reference).

        3.2          Amended and Restated Bylaws of McLeod, Inc. (Filed as
                     Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-13885 (the "November 1996 Form S-1 "), and incorporated herein by reference).

        3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of McLeod, Inc. (Filed as
                     Exhibit 3.3 to Registration Statement on Form S-4, File No. 333-27647 (the "July 1997 Form S-4 ") and incorporated herein by reference).

        3.4 Certificate of Change of Registered Agent and Registered Office of McLeodUSA Incorporated.

        4.1          Form of Class A Common Stock Certificate of McLeod, Inc.
                     (Filed as Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).

        4.2 Indenture dated March 4, 1997 between McLeod, Inc. and United States Trust Company of New York, as Trustee, relating to the 10 1/2% Senior Discount Notes Due 2007 of McLeod, Inc. (Filed as Exhibit 4.2 to Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 31, 1997 (the "1996 Form 10-K ") and incorporated herein by reference).

        4.3 Initial Global 10 1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc., dated March 4, 1997. (Filed as
                     Exhibit 4.3 to the 1996 Form 10-K and incorporated herein by reference).

      Exhibit
      Number                          Exhibit Description
      ------                          -------------------

        4.4 Form of Certificated 10 1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc. (Filed as Exhibit 4.4 to the 1996 Form 10-K and incorporated herein by reference).

        4.5 Registration Agreement dated March 4, 1997 among McLeod, Inc., Salomon Brothers Inc. and Morgan Stanley & Co. Incorporated. (Filed as Exhibit 4.5 to the 1996 Form 10-K and incorporated herein by reference).

        4.6 Investor Agreement dated as of April 1, 1996 among McLeod, Inc., IES Investments Inc., Midwest Capital Group Inc., MWR Investments Inc., Clark and Mary McLeod, and certain other stockholders. (Filed as Exhibit 4.8 to Initial Form S-1 and incorporated herein by reference).

        4.7 Amendment No. 1 to Investor Agreement dated as of October 23, 1996 by and among McLeod, Inc., IES Investments Inc., Midwest Capital Group Inc., MWR Investments Inc., Clark E. McLeod and Mary E. McLeod. (Filed as Exhibit 4.3 to the November 1996 Form S-1 and incorporated herein by reference).

        4.8 Form of 10 1/2% Senior Discount Exchange Note due 2007 of McLeodUSA Incorporated (Filed as Exhibit 4.8 to the July 1997 Form S-4 and incorporated herein by reference).

        4.9 Indenture dated as of July 21, 1997 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 9 1/4% Senior Notes Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.9 to the July 1997 Form S-4 and incorporated herein by reference).

        4.10 Form of Initial Global 9 1/4% Senior Note Due 2007 of McLeodUSA Incorporated (Filed as Exhibit 4.10 to the July 1997 Form S-4 and incorporated by reference).

        4.11 Registration Agreement dated July 21, 1997 among McLeodUSA Incorporated, Salomon Brothers Inc., Morgan Stanley Dean Witter and Bear, Stearns & Co. Inc. (Filed as Exhibit 4.11 to the July 1997 Form S-4 and incorporated herein by reference).

        4.12 Stockholders' Agreement dated June 14, 1997 among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clark E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc., listed on
                     Schedule 1 thereto. (Filed as Exhibit 4.12 to the July 1997 Form S-4 and incorporated herein by reference).

        4.13 Amendment No. 1 to Stockholders' Agreement dated as of September 19, 1997 by and among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clarke E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc. listed on Schedule 1 thereto. (Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on November 14, 1997 and incorporated herein by reference).

        4.14 Form of 9 1/4% Senior Exchange Note due 2007 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit
                     4.9 to the July 1997 Form S-4 and incorporated herein by reference).

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

        10.55        McLeod, Inc. 1996 Employee Stock Option Plan, as amended.

        10.56        McLeod, Inc. Employee Stock Purchase Plan, as amended.
                     (Filed as Exhibit 10.56 to the 1996 Form 10-K and incorporated herein by reference).

        10.57 Form of Indemnity Agreement between McLeod, Inc. and certain officers and directors of McLeod, Inc. (Filed as Exhibit 10.57 to Initial Form S-1 and incorporated herein by reference).

        10.58 License Agreement dated April 24, 1996 between PageMart, Inc. and MWR Telecom, Inc. (Filed as Exhibit 10.58 to Initial Form S-1 and incorporated herein by reference).

        10.59 Assignment of Purchase Agreement dated August 15, 1996 between Ryan Properties, Inc. and McLeod, Inc. (Filed as
                     Exhibit 10.59 to the November 1996 Form S-1 and incorporated herein by reference).

        10.60 Assignment of Purchase Agreement dated August 14, 1996 between Ryan Properties, Inc. and McLeod, Inc. (Filed as
                     Exhibit 10.60 to the November 1996 Form S-1 and incorporated herein by reference).

        10.61 Asset Purchase Agreement dated September 4, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.61 to the November 1996 Form S-1 and incorporated herein by reference).

        10.62 First Amendment to Asset Purchase Agreement dated September 30, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.62 to the November 1996 Form S-1 and incorporated herein by reference).

        10.63 McLeod, Inc. Incentive Plan. (Filed as Exhibit 10.63 to the November 1996 Form S-1 and incorporated herein by reference).

      Exhibit
      Number                          Exhibit Description
      ------                          -------------------

       10.64 Amended and Restated Credit Agreement dated as of May 5, 1995 among Telecom*USA Publishing Group, Inc., Telecom*USA Publishing Company and Telecom*USA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.64 to the November 1996 Form S-1 and incorporated herein by reference).

       10.65 First Amendment to Amended and Restated Credit Agreement dated as of January 31, 1996 by and between Telecom*USA Publishing Group, Inc., Telecom*USA Publishing Company and Telecom*USA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.65 to the November 1996 Form S-1 and incorporated herein by reference).

       10.66 Lease Agreement dated as of September 26, 1994 between Ryan Properties, Inc. and Ruffalo, Cody & Associates, Inc. (Filed as Exhibit 10.66 to the November 1996 Form S-1 and incorporated herein by reference).

       10.67 First Lease Amendment dated as of April 12, 1995 between Ryan Properties, Inc. and Ruffalo, Cody & Associates, Inc. (Filed as Exhibit 10.67 to the November 1996 Form S-1 and incorporated herein by reference).

       10.68 Lease Agreement dated as of July 18, 1995 between 2060 Partnership, L.P. and Telecom*USA Publishing Company. (Filed as Exhibit 10.68 to the November 1996 Form S-1 and incorporated herein by reference).

       10.69         Lease Agreement dated April 26, 1995 by and between A.M.
                     Henderson and Telecom*USA Publishing Company. (Filed as
                     Exhibit 10.69 to the November 1996 Form S-1 and incorporated herein by reference).

       10.70 License Agreement dated as of April 19, 1994, between Ameritech Information Industry Services and Telecom*USA Publishing Company. (Filed as Exhibit 10.70 to the November 1996 Form S-1 and incorporated herein by reference).

       10.71 License Agreement dated September 13, 1993 between U S WEST Communications, Inc. and Telecom*USA Publishing Company. (Filed as Exhibit 10.71 to the November 1996 Form S-1 and incorporated herein by reference).

       10.72 Form of McLeod, Inc. Directors Stock Option Plan Option Agreement. (Filed as Exhibit 10.72 to the November 1996 Form S-1 and incorporated herein by reference).

        10.73 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Incentive Stock Option Agreement. (Filed as Exhibit 10.73 to the November 1996 Form S-1 and incorporated herein by reference).

        10.74 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Non-Incentive Stock Option Agreement. (Filed as Exhibit
                     10.74 to the November 1996 Form S-1 and incorporated herein by reference).

       10.75 Option Agreement dated April 27, 1995 between Fronteer Directory Company, Inc. and Telecom*USA Publishing Company. (Filed as Exhibit 10.75 to the November 1996 Form S-1 and incorporated herein by reference).

       10.76 Promissory Note dated May 5, 1995 between Telecom*USA Publishing Company and Fronteer Directory Company, Inc. (Filed as Exhibit 10.76 to the November 1996 Form S-1 and incorporated herein by reference).

       10.77 Security Agreement dated May 5, 1995 between Telecom*USA Publishing Company and Fronteer Directory Company, Inc. (Filed as Exhibit 10.77 to the November 1996 Form S-1 and incorporated herein by reference).

       10.78 Design/Build Construction Contract dated September 17, 1996 between Ryan Construction Company of Minnesota, Inc. and McLeod, Inc. (Filed as Exhibit 10.78 to the November 1996 Form S-1 and incorporated herein by reference).

      Exhibit
      Number                          Exhibit Description
      ------                          -------------------

       10.79 Guaranty Agreement dated as of October 17, 1996 by McLeod, Inc. in favor of Kirkwood Community College. (Filed as
                     Exhibit 10.79 to the November 1996 Form S-1 and incorporated herein by reference).

       10.80 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Telemanagement, Inc. (Filed as Exhibit 10.80 to the November 1996 Form S-1 and incorporated herein by reference).

       10.81 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Telecommunications, Inc. (Filed as Exhibit 10.81 to the November 1996 Form S-1 and incorporated herein by reference).

       10.82 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod Network Services, Inc. (Filed as Exhibit 10.82 to the November 1996 Form S-1 and incorporated herein by reference).

       10.83 Industrial New Jobs Training Agreement dated as of October 31, 1996 between Kirkwood Community College and McLeod, Inc. (Filed as Exhibit 10.83 to the November 1996 Form S-1 and incorporated herein by reference).

       10.84 Change Order No. 1 to the Construction Services Agreement dated November 22, 1995 by and between MWR TeIecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.84 to the November 1996 Form S-1 and incorporated herein by reference).

       10.85 Change Order No. 2 to the Construction Services Agreement dated August 14, 1996 between MWR Telecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.85 to the November 1996 Form S-1 and incorporated herein by reference).

       10.86 Change Order No. 3 to the Construction Services Agreement dated October 31, 1996 between MWR Telecom, Inc. and MFS Network Technologies, Inc. (Filed as Exhibit 10.86 to the November 1996 Form S-1 and incorporated herein by reference).

       10.87 Independent Contractor Sales Agreement dated May, 1995 between Sprint Communications Company L.P. and Ruffalo, Cody & Associates, Inc. (Filed as Exhibit 10.87 to the November 1996 Form S-1 and incorporated herein by reference).

       10.88 Second Amendment to Asset Purchase Agreement dated October 31, 1996 between Total Communication Services, Inc. and McLeod Telemanagement, Inc. (Filed as Exhibit 10.88 to the November 1996 Form S-1 and incorporated herein by reference).

       10.89 Escrow Agreement dated July 15, 1996 among McLeod, Inc., certain shareholders of Ruffalo, Cody & Associates, Inc., Albert P. Ruffalo and Norwest Bank N.A. (Filed as Exhibit
                     10.89 to the November 1996 Form S-1 and incorporated herein by reference).

       10.90 Sale and Purchase Agreement dated January 27, 1997 among McLeodUSA Publishing Company, Fronteer Financial Holdings, Ltd., Classified Directories, Inc., Larry A. Scott, James Greff, Randall L. Gowin and Edwin Dressler and certain directors, officers and shareholders of Fronteer Financial Holdings, Ltd. (Filed as Exhibit 10.90 to the 1996 Form 10-K and incorporated herein by reference).

       10.91 Sale and Purchase Agreement dated February 27, 1997 among McLeodUSA Publishing Company, Indiana Directories, Inc., John Morgan, Hank Meijer, Jack Hendricks, Brad Nelson and Talking Directories, Inc. (Filed as Exhibit 10.91 to the 1996 Form 10-K and incorporated herein by reference).

       10.92 Amendment to Sale and Purchase Agreement dated February 28, 1997 between McLeodUSA Publishing Company and Indiana Directories, Inc. (Filed as Exhibit 10.92 to the 1996 Form 10-K and incorporated herein by reference).

      Exhibit
      Number                          Exhibit Description
      ------                          -------------------

        10.93 Ameritech Centrex Service Confirmation of Service Orders dated August 21, 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as
                     Exhibit 10.93 to the 1996 Form 10-K and incorporated herein by reference).

       +10.94 Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc. (Filed as
                     Exhibit 10.94 to Annual Report on Form 10-K/A, File No. 0-20763, filed with the Commission on April 8, 1997 and incorporated herein by reference).

        10.95 Letter Agreement dated April 15, 1997 between U S WEST Communications and McLeodUSA Network Services, Inc. (Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on May 14, 1997 and incorporated herein by reference).

        10.96 Network Agreement dated April 7, 1997, between Wisconsin Power and Light Company and McLeodUSA Telecommunications Services, Inc. (Filed as Exhibit 10.96 to the July 1997 Form S-4 and incorporated herein by reference).

        10.97 Agreement dated July 7, 1997 between McLeodUSA Telecommunications Services, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.97 to the July 1997 Form S-4 and incorporated herein by reference).

        10.98 Agreement dated August 14, 1997 between McLeodUSA Incorporated and Taylor Ball, Inc. (Filed as Exhibit 10.98 to Registration Statement on Form S-4, File No. 333-34227 (the "November 1997 Form S-4") and incorporated herein by reference).

        10.99 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of October 28, 1996 between Ameritech Information Industry Services and Consolidated Communications Telecom Services Inc. (Filed as
                     Exhibit 10.99 to the November 1997 Form S-4 and incorporated herein by reference)

        10.100 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of July 17, 1997 between Ameritech Information Industry Services and Consolidated Communications Telecom Services Inc. (Filed as
                     Exhibit 10.100 to the November 1997 Form S-4 and incorporated herein by reference)

        11.1         Statement regarding Computation of Per Share Earnings.

        16.1         Letter regarding Change in Certifying Accountant.

        21.1         Subsidiaries of McLeodUSA Incorporated.

        23.1         Consent of Arthur Andersen LLP.

        27.1         Financial Data Schedule

        99.1 Purchase Agreement dated as of August 15, 1996 between Iowa Land and Building Company and Ryan Properties, Inc. (Filed as Exhibit 99.1 to the November 1996 Form S-1 and incorporated herein by reference).

        99.2         Purchase Agreement dated as of June 28, 1996 between Donald
                     E. Zvacek, Dennis E. Zvacek and Robert J. Zvacek and Ryan Properties, Inc. (Filed as Exhibit 99.2 to the November 1996 Form S-1 and incorporated herein by reference).

+ Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.