Form 10-Q
period 1998-03-31
MCLEODUSA INC
filed 1998-05-13
CIK 919943

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1998

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period ______________ to ________________

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

  The number of shares outstanding of each class of the issuer's common stock as of April 30, 1998:

     Common Stock Class A:  ($.01 par value).................  62,647,688 shares

     Common Stock Class B:  ($.01 par value).................               None


================================================================================

                                     INDEX

                                                                                                    Page
                                                                                                    ----

PART I. Financial Information
------  ---------------------
Item 1. Financial Statements.......................................................................   3

        Consolidated Balance Sheets, March 31, 1998 (unaudited) and December 31, 1997..............   3

        Unaudited Consolidated Statements of Operations and Comprehensive Income
           for the three months ended March 31, 1998 and 1997......................................   4

        Unaudited Consolidated Statements of Cash Flows for the three months ended
           March 31, 1998 and 1997.................................................................   5

        Notes to Consolidated Financial Statements (unaudited).....................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......   9

PART II.  Other Information
-------   -----------------
Item 1. Legal Proceedings..........................................................................  15

Item 6. Exhibits and Reports on Form 8-K...........................................................  17

Signatures.........................................................................................  18

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)

                                                                                            March 31,      December 31,
                                                                                              1998            1997
                                                                                          ------------    -------------
                                                                                           (Unaudited)
                                         ASSETS
Current Assets
   Cash and cash equivalents............................................................   $  319,265       $  331,941
   Investment in available-for-sale securities..........................................      281,342           34,696
   Trade receivables, net...............................................................      114,715          108,472
   Inventory............................................................................        4,268            3,992
   Deferred expenses....................................................................       28,830           27,641
   Prepaid expenses and other...........................................................       14,294           11,044
                                                                                           ----------       ----------
      TOTAL CURRENT ASSETS..............................................................      762,714          517,786
                                                                                           ----------       ----------
Property and Equipment
   Land and building....................................................................       36,971           35,420
   Telecommunications networks..........................................................      201,469          198,046
   Furniture, fixtures and equipment....................................................       93,528           70,579
   Networks in progress.................................................................       94,185           81,432
   Building in progress.................................................................       12,340           10,002
                                                                                           ----------       ----------
                                                                                              438,493          395,479
   Less accumulated depreciation........................................................       32,325           21,675
                                                                                           ----------       ----------
                                                                                              406,168          373,804
                                                                                           ----------       ----------
Investments, Intangible and Other Assets
   Other investments....................................................................       31,835           30,189
   Goodwill, net........................................................................      272,828          273,442
   Other intangibles, net...............................................................      102,258           97,935
   Other................................................................................       58,413           52,496
                                                                                           ----------       ----------
                                                                                              465,334          454,062
                                                                                           ----------       ----------
                                                                                           $1,634,216       $1,345,652
                                                                                           ==========       ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt.................................................   $    4,867       $    6,004
   Contracts and notes payable..........................................................        4,112            6,556
   Accounts payable.....................................................................       55,581           45,354
   Accrued payroll and payroll related expenses.........................................       17,317           21,454
   Other accrued liabilities............................................................       34,024           36,793
   Deferred revenue, current portion....................................................        8,383           10,381
   Customer deposits....................................................................       13,799           12,710
                                                                                           ----------       ----------
      TOTAL CURRENT LIABILITIES.........................................................      138,083          139,252
                                                                                           ----------       ----------
Long-term Debt, less current maturities.................................................      922,449          613,384
                                                                                           ----------       ----------
Deferred Revenue, less current portion..................................................       14,541           12,664
                                                                                           ----------       ----------
Other long-term liabilities.............................................................       21,421           20,973
                                                                                           ----------       ----------
Stockholders' Equity
   Capital Stock:
      Common, Class A, $.01 par value; authorized 250,000,000 shares;
        issued and outstanding 1998 62,505,542 shares; 1997 61,799,412
        shares..........................................................................          625              618
      Common, Class B, convertible, $.01 par value; authorized 22,000,000
        shares; issued and outstanding 1998 and 1997 none...............................          ---              ---
   Additional paid-in capital...........................................................      691,492          688,964
   Accumulated deficit..................................................................     (158,002)        (127,735)
   Accumulated other comprehensive income...............................................        3,607           (2,468)
                                                                                           ----------       ----------
                                                                                              537,722          559,379
                                                                                           ----------       ----------
                                                                                           $1,634,216       $1,345,652
                                                                                           ==========       ==========



  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              --------------------
                                                                                                 1998       1997
                                                                                              ---------  ---------
Revenues:
Telecommunications:
  Local and long distance...............................................................      $ 61,658   $ 14,848
  Local exchange services...............................................................        15,943        ---
  Private line and data.................................................................         9,385      2,413
  Network maintenance and equipment.....................................................         7,481      1,985
  Other telecommunications..............................................................         6,884        ---
                                                                                              --------   --------
    Total telecommunications revenue....................................................       101,351     19,246
Directory...............................................................................        27,964     14,214
Telemarketing...........................................................................         5,016      2,287
                                                                                              --------   --------
   TOTAL REVENUES.......................................................................       134,331     35,747

Operating expense:
 Cost of service........................................................................        75,045     20,238
 Selling, general and administrative....................................................        58,768     24,947
 Depreciation and amortization..........................................................        19,431      4,122
 Other..................................................................................         1,900      1,608
                                                                                              --------   --------

   TOTAL OPERATING EXPENSES.............................................................       155,144     50,915
                                                                                              --------   --------
   OPERATING LOSS........................................................................      (20,813)   (15,168)

Nonoperating income (expense):
 Interest income........................................................................         4,613      4,253
 Interest (expense).....................................................................       (14,754)    (2,447)
 Other income...........................................................................           687          7
                                                                                              --------   --------

   TOTAL NONOPERATING INCOME (EXPENSE)..................................................        (9,454)     1,813
                                                                                              --------   --------

   LOSS BEFORE INCOME TAXES.............................................................       (30,267)   (13,355)

Income taxes............................................................................           ---        ---
                                                                                              --------   --------

   NET LOSS.............................................................................      $(30,267)  $(13,355)
                                                                                              ========   ========

Loss per common share...................................................................        $(0.49)    $(0.26)
                                                                                              ========   ========

Weighted average common shares outstanding..............................................        62,227     52,327
                                                                                              ========   ========
Other comprehensive income, net of tax:
 Unrealized gains on securities:
   Unrealized holding gains arising during the period...................................         6,887        ---

   Less:  reclassification adjustment for gains included in net income..................          (812)       ---
                                                                                              --------   --------
   TOTAL OTHER COMPREHENSIVE INCOME.....................................................         6,075        ---
                                                                                              --------   --------

   COMPREHENSIVE LOSS...................................................................      $(24,192)  $(13,355)
                                                                                              ========   ========


  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          ------------------------
                                                                                             1998          1997
                                                                                          ----------    ----------
Cash Flows from Operating Activities
   Net Loss                                                                               $ (30,267)     $(13,355)
   Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation.....................................................................       10,822         1,930
     Amortization.......................................................................      8,609         2,192
     Accretion of interest on senior discount notes.....................................      8,418         2,621
     Changes in assets and liabilities, net of effects of acquisitions:
     (Increase) decrease in trade receivables...........................................     (6,243)        1,739
     (Increase) in inventory............................................................       (276)          (26)
     (Increase) decrease in deferred expenses...........................................     (1,189)        1,083
     (Increase) in deferred line installation costs.....................................     (3,439)       (2,120)
     Increase in accounts payable and accrued expenses..................................      3,321           950
     Increase (decrease) in deferred revenue............................................       (121)          291
     Increase in customer deposits......................................................      1,089            34
     Other, net.........................................................................     (3,167)       (1,263)
                                                                                          ---------      --------

          NET CASH (USED IN) OPERATING ACTIVITIES.......................................    (12,443)       (5,924)
                                                                                          ---------      --------
Cash Flows from Investing Activities
   Purchases of property and equipment..................................................    (41,458)      (24,511)
   Available-for-sale securities:
       Purchases........................................................................   (390,483)      (32,721)
       Sales............................................................................    142,936        30,730
       Maturities.......................................................................      6,976        22,793
   Acquisitions.........................................................................     (5,726)       (7,529)
   Payments on PCS licenses.............................................................        ---        (1,755)
   Other................................................................................     (1,223)         (143)
                                                                                          ---------      --------

          NET CASH (USED IN) INVESTING ACTIVITIES                                          (288,978)      (13,136)
                                                                                          ---------      --------
Cash Flows from Financing Activities
   Payments on contracts and notes payable..............................................     (2,563)          ---
   Net proceeds from long-term debt.....................................................    292,517       289,796
   Payments on long-term debt...........................................................     (2,289)         (533)
   Net proceeds from issuance of common stock...........................................      1,080           316
                                                                                          ---------      --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES.....................................    288,745       289,579
                                                                                          ---------      --------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................    (12,676)      270,519

Cash and cash equivalents:
   Beginning............................................................................    331,941        96,480
                                                                                          ---------      --------
   Ending...............................................................................  $ 319,265      $366,999
                                                                                          =========      ========



  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Information as of and for the Three Months Ended
                     March 31, 1998 and 1997 is Unaudited)

Note 1: Basis of Presentation

        Interim Financial Information (unaudited): The financial statements and notes related thereto as of March 31, 1998, and for the three month periods ended March 31, 1998 and 1997, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, it recommends that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 9, 1998.

        Reclassifications: Certain items in the December 31, 1997 balance sheet and the unaudited statement of operations for the three month period ended March 31, 1997 have been reclassified to be consistent with the presentation in the March 31, 1998 unaudited financial statements.

Note 2: Supplemental Asset Data

        Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

        Trade Receivables: The composition of trade receivables, net is as follows:

                                                                     March 31,     December 31,
                                                                       1998           1997
                                                                    ----------    -------------
                                                                          (In thousands)
Trade Receivables:
   Billed.........................................................   $ 90,125         $ 86,309
   Unbilled.......................................................     37,791           34,114
                                                                     --------         --------
                                                                      127,916          120,423
Allowance for doubtful accounts and discounts.....................    (13,201)         (11,951)
                                                                     --------         --------
                                                                     $114,715         $108,472
                                                                     ========         ========

        Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

        Goodwill: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $8,408,000 and $5,834,000, at March 31, 1998 and December 31, 1997, respectively.

        Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $13,475,000 and $9,158,000 at March 31, 1998 and December 31, 1997, respectively.

Note 3: Long-Term Debt

        On March 16, 1998, the Company completed a private offering (the "Senior Note Offering") of $300 million principal amount of 8 3/8% Senior Notes due March 15, 2008 (the "Senior Notes"). The Company received net proceeds of approximately $292.6 million from the Senior Note Offering. Interest on the Senior Notes will be payable in cash semi-annually in arrears on March 15 and September 15 of each year at a rate of 8 3/8% per annum, commencing September 15, 1998. The Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of March 31, 1998, the Company had no outstanding subordinated indebtedness and had $560.2 million outstanding indebtedness that would rank pari passu with the Senior Notes. As of March 31, 1998, the Senior Notes had not been registered under the Securities Act of 1933, as amended (the "Securities Act") and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has agreed to file a registration statement with the Commission for the registration of $300 million principal amount of 8 3/8% Senior Notes due March 15, 2008 (the "Exchange Notes" and together with the Senior Notes, the "Notes"). The indenture relating to the Senior Notes contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or make distributions of the Company's or its subsidiaries' stock, make other restricted payments, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, or consolidate, merge or sell all or substantially all of its assets.

Note 4: Supplemental Disclosure of Cash Flow Information

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                          ------------------
                                                                                            1998       1997
                                                                                          -------    -------
                                                                                            (In Thousands)
                                                                                             (Unaudited)
Supplemental Disclosure of Cash Flow Information

   Cash payment for interest, net of interest capitalized 1998 $1,690,000;
       1997 $290,000....................................................................   $  362    $   ---
                                                                                           ======    =======
Supplemental Schedule of Noncash Investing and Financing Activities

   Release of 37,107 shares of Class A Common Stock from escrow to certain of the shareholders of Ruffalo, Cody & Associates, Inc. ("Ruffalo Cody")
     as additional consideration for the Company's acquisition of Ruffalo
     Cody in July 1996..................................................................             $ 1,020
                                                                                                     =======
Capital leases incurred for the acquisition of property and equipment...................   $1,728
                                                                                           ======
Acquisition of F.D.S.D. Rapid City, Inc. directory:
     Cash purchase price................................................................   $2,226
                                                                                           ======
     Other intangibles..................................................................   $2,226
                                                                                           ======

Acquisition of Bi-Rite Directories, Inc. directory:
     Cash purchase price                                                                    3,500
     Long-term debt assumed.............................................................      190
                                                                                           ------
     Cash purchase price................................................................   $3,690
                                                                                           ======
     Other intangibles..................................................................   $3,690
                                                                                           ======

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          -------------------
                                                                                            1998       1997
                                                                                          --------   --------
                                                                                             (In Thousands)
                                                                                               (Unaudited)
Acquisition of Digital Communications of Iowa, Inc.:
     Cash acquisition costs.............................................................             $    29
     Stock issued.......................................................................               2,250
                                                                                                     -------
                                                                                                     $ 2,279
                                                                                                     =======
     Working capital acquired, net......................................................             $   543
     Fair value of other assets acquired, principally furniture, fixtures and
       equipment........................................................................                 658
     Goodwill...........................................................................               1,118
     Long-term debt assumed.............................................................                 (40)
                                                                                                     -------
                                                                                                     $ 2,279
                                                                                                     =======
Acquisition of Fronteer Financial Holdings, Ltd. directories:
     Cash purchase price................................................................             $ 1,500
     Contract payable...................................................................               1,867
     Option agreement...................................................................                 500
                                                                                                     -------
                                                                                                     $ 3,867
                                                                                                     =======
     Other intangibles..................................................................             $ 3,867
                                                                                                     =======
Acquisition of Indiana Directories, Inc. directories:
     Cash purchase price................................................................             $ 6,000
     Contract payable...................................................................               4,031
                                                                                                     -------
                                                                                                     $10,031
                                                                                                     =======
     Furniture, fixtures and equipment..................................................             $   150
     Other intangibles..................................................................               9,881
                                                                                                     -------
                                                                                                     $10,031
                                                                                                     =======

Note 5: Acquisitions

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

        Directories: On February 25, 1997, McLeodUSA Publishing acquired six directories from Fronteer Financial Holdings, Ltd., ("Fronteer") for a cash purchase price of approximately $3.9 million.

        On March 31, 1997, McLeodUSA Publishing acquired 26 telephone directories published by Indiana Directories, Inc. ("Indiana Directories") at a cash purchase price of approximately $10 million.

        On March 17, 1998, McLeodUSA Publishing acquired a telephone directory published by F.D.S.D. Rapid City Directories, Inc. at a cash purchase price of approximately $2.2 million.

        On March 20, 1998, McLeodUSA Publishing acquired a telephone directory published by Bi-Rite Directories, Inc. for a cash purchase price of approximately $3.7 million.

        Consolidated Communications Inc. ("CCI"): On September 24, 1997, pursuant to the terms and conditions of an Agreement and Plan of Reorganization dated June 14, 1997 (the "Merger Agreement"), the Company issued 8,488,586 shares of Class A Common Stock and paid approximately $155 million in cash to the shareholders of CCI in exchange for all of the outstanding shares of CCI in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $382.1 million based on the average closing price of the Company's Class A Common Stock five days before and after the date of the Merger Agreement. The purchase price includes approximately $3.4 million of direct acquisition costs.

        The acquisitions of Digital Communications and CCI have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

        The unaudited consolidated results of operations for the three months ended March 31, 1997 on a pro forma basis as though the above entities had been acquired as of the beginning of the period is as follows (in thousands, except per share data):

                                                                  1997
                                                               ----------
        Revenue...............................................   $99,451
        Net loss..............................................   (14,283)
        Loss per common share.................................     (0.23)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements included in this discussion relating, but not limited to, future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, technological changes and development of a PCS system, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in the Company's business, changes in the competitive climate in which the Company operates and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 9, 1998 and which section is incorporated herein by reference.

        Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

Overview

        The Company derives its revenue from (i) the sale of "bundled" local and long distance telecommunications services to end users, (ii) telecommunications network maintenance services and telephone equipment sales, service and installation, (iii) private line and data services, (iv) the sale of advertising space in telephone directories, (v) local exchange services through the operation of an independent local exchange company, Illinois Consolidated Telephone Company ("ICTC"), acquired as part of the acquisition of Consolidated Communications Inc. ("CCI") in September 1997 (the "CCI Acquisition"), (vi) telemarketing services and (vii) other telecommunications services, including cellular, operator, payphone and paging services. The Company began providing local exchange services and other telecommunications services as a result of the CCI Acquisition in September 1997, telephone directory advertising as a result of its acquisition of Telecom*USA Media Group, Inc., now known as McLeodUSA Publishing Group, Inc. ("McLeodUSA Publishing") in September 1996, and telemarketing services as a result of its acquisition of Ruffalo, Cody & Associates, Inc. ("Ruffalo Cody") in July 1996.

        The Company began offering "bundled" local and long distance services to business customers in January 1994. At the end of 1995, the Company began offering, on a test basis, long distance services to residential customers. In June 1996, the Company began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of telecommunications services, marketed under the name PrimeLine(R), that includes local and long distance service, voice mail, paging, Internet access and travel card services. During 1997, the Company expanded the states in which it offers service to business customers to include Iowa, Illinois, Indiana, Minnesota, Wisconsin, North Dakota, South Dakota, Colorado and Wyoming. During 1997, the Company also expanded its PrimeLine(R) service to certain additional cities in Iowa and Illinois and began offering the service to customers in North Dakota, South Dakota, Wisconsin and Colorado. The Company plans to continue its efforts to market and provide local, long distance and other telecommunications services to business customers and market its PrimeLine(R) service to residential customers. The Company believes its efforts to market its integrated telecommunications services have been enhanced by its July 1996 acquisition of Ruffalo Cody, which specializes in direct marketing and telemarketing services, including telecommunications sales, its September 1996 acquisition of McLeodUSA Publishing, which publishes and distributes competitive "white page" and "yellow page" telephone directories in nineteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets, and its September 1997 acquisition of CCI, including its subsidiary Consolidated Communications Directories Inc. ("CCD"), which publishes and distributes "white page" and "yellow page" telephone directories in 38 states and the United States Virgin Islands.

        In September 1997, the Company completed the CCI Acquisition. As a result of the CCI Acquisition, the Company now owns all of the former CCI subsidiaries, including ICTC, an independent local exchange carrier serving east central Illinois; Consolidated Communications Telecom Services Inc. ("CCTS"), a competitive local exchange carrier which offers integrated local, long distance and other telecommunications services in central and southern Illinois and in Indiana; CCD, a telephone directory publishing company; an operator service company; an inmate pay-phone company; a full service telemarketing agency; a majority interest in a cable television company serving customers in Greene, Sangamon and Menard counties in Illinois and Benton Harbor, Michigan; and a minority interest in a cellular telephone partnership serving parts of east central Illinois. The Company believes the CCI Acquisition will allow it to enhance its efforts to offer its telecommunications services in adjoining target markets including expansion into Indiana and Missouri, states where CCI provided telecommunications services.

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

        The Company has experienced operating losses since its inception as a result of efforts to build its customer base, develop and construct its network infrastructure, build its internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and geographic coverage. Accordingly, the Company expects that its cost of service, SG&A and capital expenditures will continue to increase, all of which may have a negative impact on operating results. In addition, the projected increases in capital expenditures will continue to generate negative cash flows from construction activities during the next several years while the Company installs and expands its fiber optic network and develops and constructs its proposed PCS system. The Company may also be forced to change its pricing policies to respond to a changing competitive environment, and there can be no assurance that the Company will be able to maintain its operating margin. There can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability or positive cash flows.

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

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31,
1997

     Total revenue increased from $35.7 million for the three months ended
March 31, 1997 to $134.3 million for the three months ended March 31, 1998, representing an increase of $98.6 million or 276%. Revenue from the sale of local and long distance telecommunications services accounted for $46.8 million of the increase, including $19.2 million contributed by CCI, which was acquired on September 24, 1997. Local exchange services provided by ICTC generated revenues of $15.9 million for the period, for which there were no corresponding 1997 revenues. Private line and data revenues accounted for $7 million of increased revenues over 1997, which was primarily attributable to the CCI Acquisition. Network maintenance and equipment revenue increased $5.5 million over 1997 due primarily to the acquisitions of Digital Communications, ESI Communications, Inc. ("ESI Communications") and CCI. Other telecommunications revenue, which was due entirely to the CCI Acquisition, represented $6.9 million of the first quarter 1998 revenues, for which there is no corresponding 1997 amount. Directory revenues increased $13.8 million from the first quarter of 1997 to the first quarter of 1998 due to revenues from new directories acquired in 1997 and the acquisition of CCD on September 24, 1997. Telemarketing revenues increased $2.7 million from the first quarter of 1997 to the first quarter of 1998 with the increase due almost entirely to the CCI Acquisition.

     Cost of service increased from $20.2 million for the three months ended March 31, 1997, to $75 million for the three months ended March 31, 1998, representing an increase of $54.8 million or 271%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Digital Communications, ESI Communications and CCI, which contributed an aggregate of $34.1 million to the increase. Cost of service as a percentage of revenue decreased from 57% for the three months ended March 31, 1997 to 56% for the three months ended
March 31, 1998, primarily as a result of the effect of these acquisitions. The cost of providing competitive local and long distance services as a percentage of competitive local and long distance telecommunications revenue decreased from 76% for the three months ended March 31, 1997 to 70% for the three months ended March 31, 1998, primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the Regional Bell Operating Companies.

     SG&A increased from $24.9 million for the three months ended March 31, 1997 to $58.8 million for the three months ended March 31, 1998, an increase of $33.9 million or 136%. The acquisitions of Digital Communications, ESI Communications and CCI contributed an aggregate of $22.7 million to the increase. Also contributing to this increase were increased costs of $11.2 million related primarily to expansion of selling, customer support and administration activities to support the Company's growth.

     Depreciation and amortization expenses increased from $4.1 million for the three months ended March 31, 1997 to $19.4 million for the three months ended March 31, 1998, representing an increase of $15.3 million or 371%. This increase consisted of $10.5 million related to the acquisitions of Digital Communications, ESI Communications and CCI, and $4.8 million due primarily to the growth of the Company's network.

     Other operating expenses represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with CCD directories in progress at the time the Company acquired CCI.

     Interest income increased from $4.3 million for the three-month period ended March 31, 1997, to $4.6 million for the same period in 1998. This increase resulted from increased earnings on investments made with the remaining proceeds from the Company's private debt offerings in March and July 1997 and the proceeds from the Company's private offering of the Senior Notes in March 1998.

     Gross interest expense increased from $2.7 million for the first quarter of 1997 to $16.5 million for the first quarter of 1998. This increase was primarily a result of an increase in the accretion of interest on the March 1997 issuance of $500 million aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due March 15, 2007 (the "Senior Discount Notes") of
$5.8 million and accrual of interest on the July 1997 issuance of $225 million principal amount 9 1/4% Senior Notes due July 2007 (the "1997 Senior Notes") and the Senior Notes of $6.3 million. Interest expense of approximately $1.7 million and $290,000 was capitalized as part of the Company's construction of fiber optic network during the first quarter of 1998 and 1997, respectively.

     Net loss increased from $13.4 million for the three months ended March 31, 1997 to $30.3 million for the three months ended March 31, 1998, an increase of $16.9 million. This increase resulted primarily from the following three factors: the construction and expansion of the Company's network which require significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to those networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

Liquidity and Capital Resources

     The Company's total assets increased from $1.3 billion at December 31, 1997 to $1.6 billion at March 31, 1998, primarily due to the net proceeds of approximately $292.6 million from the Company's March 1998 Senior Note Offering. At March 31, 1998, the Company's current assets of $762.7 million exceeded its current liabilities of $138.1 million, providing working capital of $624.6 million, which represents an increase of $246.1 million compared to December 31, 1997 primarily attributable to the net proceeds from the Senior Note Offering. At December 31, 1997, the Company's current assets of $517.8 million exceeded current liabilities of $139.3 million, providing working capital of $378.5 million.

     The net cash used in operating activities totaled $12.4 million for the three months ended March 31, 1998 and $5.9 million for the three months ended March 31, 1997. During the three months ended March 31, 1998, cash for operating activities was used primarily to fund the Company's net loss of $30.3 million for such period. The Company also required cash to fund the growth in accounts receivable and deferred line installation costs of $6.2 million and $3.4 million, respectively, primarily as a result of the expansion of the Company's local and long distance telecommunications services. During the three months ended March 31, 1997, cash for operating activities was used primarily to fund the Company's net loss of $13.4 million for such period. The Company also required cash to fund the growth in line installation costs of $2.1 million.

     The Company's investing activities used cash of $289 million during the three months ended March 31, 1998 and $13.1 million during the three months ended March 31, 1997. The equipment required for the expansion of the Company's local and long distance telecommunications services, the Company's development and construction of its fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $41.5 million and $24.5 million during the three months ended March 31, 1998 and 1997, respectively. The Company also used cash of $390.4 million and $32.7 million to acquire available-for-sale securities during the first three months of 1998 and 1997, respectively, offset by proceeds from sales and maturities of available-for-sale securities of $149.9 million and $53.5 million, respectively, during those periods.

     The Company used an aggregate of $5.7 million cash to acquire one directory from F.D.S.D. Rapid City, Inc. in Rapid City, South Dakota, and one directory from Bi-Rite Directories, Inc. in Springfield, Missouri, on March 17, 1998 and March 20, 1998, respectively. The Company used cash of $7.5 million to acquire directories from Fronteer and Indiana Directories in February 1997 and March 1997, respectively.

     Cash received from net financing activities was $288.7 million during the three months ended March 31, 1998, primarily as a result of the Company's Senior Note Offering in March 1998. Cash received from financing activities during the three months ended March 31, 1997 was $289.6 million and was primarily obtained from the Company's private offering of the Senior Discount Notes, in March 1997.

     On March 16, 1998, the Company completed the Senior Note Offering and received net proceeds of approximately $292.6 million. Interest on the Senior Notes will be payable in cash semi-annually in arrears on March 15 and September 15 of each year at a rate of 8 3/8% per annum, commencing September 15, 1998. The Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of March 31, 1998, the Company had no outstanding subordinated indebtedness and had $560.2 million outstanding indebtedness that would rank pari passu with the Senior Notes. The Senior Notes will mature on March 15, 2008. As of March 31, 1998, the Senior Notes had not been registered under the Securities Act and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has agreed to file a registration statement with the Commission for the registration of $300 million principal amount of Exchange Notes to be offered in exchange for the Senior Notes. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2003 at 104.188% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 15, 2006. In the event of certain equity investments in the Company by certain strategic investors on or before March 15, 2001, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the originally issued principal amount of the Notes at a redemption price equal to 108.375% of the principal amount of the Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 66 2/3% of the originally issued principal amount of the Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture relating to the Senior Notes) of the Company, each holder of Notes shall have the right to require the Company to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the principal amount of the Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the indenture relating to the Senior Notes).

     The indentures relating to the Senior Notes, the Senior Discount Notes and the 1997 Senior Notes (the "Indentures") impose operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

     As of March 31, 1998, the Company estimates that its aggregate capital requirements for the remainder of 1998, 1999 and 2000 will be approximately $850 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network, (ii) market expansion activities, (iii) developing, constructing and operating a PCS system, and (iv) constructing its new corporate headquarters and associated buildings. These capital requirements are expected to be funded, in large part, out of the approximately $292.6 million in net proceeds from the Senior Note Offering in March 1998, the approximately $308 million in net proceeds remaining from the Company's offerings in 1997 of the Senior Discount Notes and the 1997 Senior Notes, additional debt and equity issuances and lease payments to the Company for portions of the Company's networks.

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

Effects of New Accounting Standards

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). This pronouncement is effective for calendar year 1998 financial statements and requires reporting segment information consistent with the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. Among information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. The Company is in the process of identifying reportable segments and has not yet determined the effect of implementing SFAS 131.

Inflation

     The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not aware of any material litigation against the Company. The Company is involved in numerous regulatory proceedings before various state public utilities commissions, as well as before the FCC.

     The Company is dependent on the Regional Bell Operating Companies for provision of its local and certain of its long distance services. As of the date hereof, U S WEST Communications, Inc. ("U S WEST") and Ameritech Corporation ("Ameritech") are the Company's primary suppliers of access to local central office switches or, in the case of customers served in central Illinois, to local lines. The Company uses such access to either partition the local switch or transmit traffic over unbundled local line segments and provide local service to its customers.

     The Company purchases access to local switches in the form of a product generally known as "Centrex." Without such access, the Company could not, as of the date hereof, efficiently provide bundled local and long distance services to most of its customers, although it could provide stand-alone long distance service. Since the Company believes its ability to offer bundled local and long distance services is critical to its current sales efforts, any successful effort by U S WEST or Ameritech to deny or substantially limit the Company's access to partitioned switches would have a material adverse effect on the Company.

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

     The Company has challenged, or is challenging, the U S WEST Centrex Action before the public utilities commissions in certain of the states served by U S WEST where the Company is doing business or plans to do business. The Company's challenges to the U S WEST Centrex Action have as of the date hereof been successful in Iowa, Minnesota, South Dakota, North Dakota and Colorado. In Wyoming, state regulators rejected U S WEST's action, but the matter remains pending on appeal. The Company has, however, been unsuccessful in its challenges to the U S WEST Centrex Action in Nebraska and Idaho. In Nebraska, the Company and other parties have appealed the order of the Nebraska Public Service Commission rejecting complaints objecting to the U S WEST Centrex Action. As of the date hereof, the appeal remains pending before the Nebraska Supreme Court. In Utah, the Company has requested that the Utah Public Utilities Commission reconsider its order imposing temporary restrictions on Centrex resale. As of the date hereof, the Company's request remains pending before the Utah Public Utilities Commission.

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

     Refusal of U S WEST to Improve its Processing of Service Orders. As a result of its significant use of the Centrex product to serve its customers in U S WEST's service territories, the Company depends upon U S WEST to process service orders placed by the Company to transfer new customers to the Company's local service. The Company has had substantial difficulty in obtaining timely and accurate processing of its orders by U S WEST. On July 12, 1996, the Company filed a complaint with the Iowa Utilities Board against U S WEST in connection with such actions. In an order issued on October 10, 1996, the Iowa Utilities Board determined that U S WEST's limitation on the processing of the Company's service orders constituted an unlawful discriminatory practice under Iowa law. On February 14, 1997, the Iowa Utilities Board further clarified that U S WEST must eliminate numerical limitations on the Company's residential and business orders. U S WEST has subsequently agreed to process the Company's service orders within a standard five-day period. There can be no assurance, however, that the decision of, or any further action by, the Iowa Utilities Board will adequately resolve the service order problems or that such problems will not impair the Company's ability to expand or to attract new customers, which could have a material adverse effect on the Company.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
-------
Number       Exhibit Description
------       -------------------


  11.1       Statement regarding computation of loss per common share.

  27.1       Financial Data Schedule.

  99.1       Press release dated January 28, 1998

  99.2 Press Release dated March 10, 1998 (Filed as exhibit 99.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on March 20, 1998)

  99.3 Press Release dated March 11, 1998 (Filed as exhibit 99.2 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on March 20, 1998)

  99.4       Press Release dated April 29, 1998.

  99.5       Press Release dated April 30, 1998.

  99.6       Press Release dated May 1, 1998.

     (b)  Reports on Form 8-K

     On March 20, 1998, the Company filed a Current Report on Form 8-K which reported that the Company proposed to make a private offering of the Senior Notes.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLEODUSA INCORPORATED
                                    (registrant)



Date:  May 13, 1998                By:          /s/ Stephen C. Gray
                                      ------------------------------------------
                                                    Stephen C. Gray
                                        President and Chief Operating Officer



Date:  May 13, 1998                By:       /s/ Blake O. Fisher, Jr.
                                      ------------------------------------------
                                                 Blake O. Fisher, Jr.
                                      Chief Financial and Administrative Officer
                                                    and Treasurer

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

  27.1      Financial Data Schedule.

  99.1      Press release dated January 28, 1998

  99.2 Press Release dated March 10, 1998 (Filed as exhibit 99.1 to the Current Report on Form 8-K,
            File No. 0-20763, filed with the Commission on March 20, 1998)

  99.3 Press Release dated March 11, 1998 (Filed as exhibit 99.2 to the Current Report on Form 8-K,
            File No. 0-20763, filed with the Commission on March 20, 1998)

  99.4      Press Release dated April 29, 1998.

  99.5      Press Release dated April 30, 1998.

  99.6      Press Release dated May 1, 1998.