Form 10-Q
period 1998-06-30
MCLEODUSA INC
filed 1998-08-14
CIK 919943

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended June 30, 1998

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

  The number of shares outstanding of each class of the issuer's common stock as of July 31, 1998:

     Common Stock Class A:  ($.01 par value)..... 62,894,327 shares

     Common Stock Class B:  ($.01 par value).....         None

================================================================================

                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  Financial Information
------   ---------------------
Item 1.   Financial Statements.....................................................................     3

          Consolidated Balance Sheets, June 30, 1998 (unaudited) and December 31, 1997.............     3

           Unaudited Consolidated Statements of Operations and Comprehensive Income
            for the three and six months ended June 30, 1998 and 1997..............................     4

           Unaudited Consolidated Statements of Cash Flows for the six months ended
            June 30, 1998 and 1997.................................................................     5

           Notes to Consolidated Financial Statements (unaudited)..................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...    11

PART II.  Other Information
-------   -----------------

Item 1.    Legal Proceedings.......................................................................    20

Item 2.    Changes in Securities and Use of Proceeds...............................................    21

Item 4.    Submission of Matters to a Vote of Security Holders.....................................    22

Item 6.    Exhibits and Reports on Form 8-K........................................................    23

Signatures.........................................................................................    24

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)

                                                                                             June 30,        December 31,
                                                                                               1998              1997
                                                                                           ------------      -------------
                                                                                           (Unaudited)
                                         ASSETS
Current Assets
 Cash and cash equivalents..............................................................    $  250,695         $  331,941
 Investment in available-for-sale securities............................................       280,917             34,696
 Trade receivables, net.................................................................       118,230            108,472
 Inventory..............................................................................         4,352              3,992
 Deferred expenses......................................................................        24,917             27,641
 Prepaid expenses and other.............................................................        13,509             11,044
                                                                                            ----------         ----------
  TOTAL CURRENT ASSETS..................................................................       692,620            517,786
                                                                                            ----------         ----------
Property and Equipment
 Land and building......................................................................        37,027             35,420
 Telecommunications networks............................................................       236,187            198,046
 Furniture, fixtures and equipment......................................................       110,874             70,579
 Networks in progress...................................................................       108,540             81,432
 Building in progress...................................................................        20,971             10,002
                                                                                            ----------         ----------
                                                                                               513,599            395,479
 Less accumulated depreciation..........................................................        45,256             21,675
                                                                                            ----------         ----------
                                                                                               468,343            373,804
                                                                                            ----------         ----------
Investments, Intangible and Other Assets
 Other investments......................................................................        33,532             30,189
 Goodwill, net..........................................................................       279,734            273,442
 Other intangibles, net.................................................................       104,407             97,935
 Other..................................................................................        58,396             52,496
                                                                                            ----------         ----------
                                                                                               476,069            454,062
                                                                                            ----------         ----------
                                                                                            $1,637,032         $1,345,652
                                                                                            ==========         ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt...................................................    $    8,370         $    6,004
 Contracts and notes payable............................................................         4,145              6,556
 Accounts payable.......................................................................        59,737             45,354
 Accrued payroll and payroll related expenses...........................................        17,451             21,454
 Other accrued liabilities..............................................................        45,015             36,793
 Deferred revenue, current portion......................................................         8,422             10,381
 Customer deposits......................................................................        12,383             12,710
                                                                                            ----------         ----------
  TOTAL CURRENT LIABILITIES.............................................................       155,523            139,252
                                                                                            ----------         ----------
Long-term Debt, less current maturities.................................................       930,146            613,384
                                                                                            ----------         ----------
Deferred Revenue, less current portion..................................................        15,345             12,664
                                                                                            ----------         ----------
Other long-term liabilities.............................................................        20,106             20,973
                                                                                            ----------         ----------
Stockholders' Equity
 Capital Stock:
  Common, Class A, $.01 par value; authorized 250,000,000 shares;
   issued and outstanding 1998 62,878,867 shares; 1997 61,799,412
   shares...............................................................................           629                618
  Common, Class B, convertible, $.01 par value; authorized 22,000,000
   shares; issued and outstanding 1998 and 1997 none....................................           ---                ---
 Additional paid-in capital.............................................................       704,242            688,964
 Accumulated deficit....................................................................      (187,793)          (127,735)
 Accumulated other comprehensive income.................................................        (1,166)            (2,468)
                                                                                            ----------         ----------
                                                                                               515,912            559,379
                                                                                            ----------         ----------
                                                                                            $1,637,032         $1,345,652
                                                                                            ==========         ==========

  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES


    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                    ---------------------   ----------------------
                                                                      1998        1997         1998        1997
                                                                    ---------   ---------   ----------   ---------
Revenues:
 Telecommunications:
  Local and long distance........................................   $ 63,658    $ 18,551     $125,316    $ 33,399
  Local exchange services........................................     16,610         ---       32,553         ---
  Private line and data..........................................     10,584       2,256       19,969       4,669
  Network maintenance and equipment..............................      7,604       3,434       15,085       5,419
  Other telecommunications.......................................      6,892         ---       13,776         ---
                                                                    --------    --------     --------    --------
   Total telecommunications revenue..............................    105,348      24,241      206,699      43,487
 Directory.......................................................     45,514      20,273       73,478      34,487
 Telemarketing...................................................      4,833       2,009        9,849       4,296
                                                                    --------    --------     --------    --------
  TOTAL REVENUES.................................................    155,695      46,523      290,026      82,270
Operating expenses:
 Cost of service.................................................     83,068      26,520      158,113      46,758
 Selling, general and administrative.............................     66,981      29,441      125,749      54,388
 Depreciation and amortization...................................     21,046       5,231       40,477       9,353
 Other...........................................................      1,900         999        3,800       2,607
                                                                    --------    --------     --------    --------
  TOTAL OPERATING EXPENSES.......................................    172,995      62,191      328,139     113,106
                                                                    --------    --------     --------    --------
  OPERATING LOSS.................................................    (17,300)    (15,668)     (38,113)    (30,836)
Nonoperating income (expense):
 Interest income.................................................      7,821       6,199       12,434      10,452
 Interest (expense)..............................................    (20,410)     (7,039)     (35,164)     (9,486)
 Other income....................................................         98          12          785          19
                                                                    --------    --------     --------    --------
  TOTAL NONOPERATING INCOME (EXPENSE)............................    (12,491)       (828)     (21,945)        985
                                                                    --------    --------     --------    --------
  LOSS BEFORE INCOME TAXES.......................................    (29,791)    (16,496)     (60,058)    (29,851)
Income taxes.....................................................        ---         ---          ---         ---
                                                                    --------    --------     --------    --------
  NET LOSS.......................................................   $(29,791)   $(16,496)    $(60,058)   $(29,851)
                                                                    ========    ========     ========    ========
Loss per common share............................................   $  (0.47)   $  (0.31)    $  (0.96)   $  (0.57)
                                                                    ========    ========     ========    ========
Weighted average common shares outstanding.......................     62,644      52,583       62,436      52,456
                                                                    ========    ========     ========    ========
Other comprehensive income (loss), net of tax:
 Unrealized gains on securities:
  Unrealized holding gains (losses) arising during the
   period........................................................     (4,616)        ---        2,271         ---
  Less:  reclassification adjustment for gains included in
   net income....................................................       (157)        ---         (969)        ---
                                                                    --------    --------     --------    --------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS)........................     (4,773)        ---        1,302         ---
                                                                    --------    --------     --------    --------
  COMPREHENSIVE LOSS.............................................   $(34,564)   $(16,496)    $(58,756)   $(29,851)
                                                                    ========    ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                           -----------------------------------------
                                                                                                 1998                     1997
                                                                                           ----------------         ----------------
Cash Flows From Operating Activities
 Net Loss...............................................................................         $ (60,058)                $(29,851)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation..........................................................................            23,554                    4,751
  Amortization..........................................................................            16,923                    4,602
  Accretion of interest on senior discount notes........................................            17,124                   10,482
  Changes in assets and liabilities, net of effects of acquisitions:
  (Increase) in trade receivables.......................................................            (8,467)                  (6,650)
  (Increase) in inventory...............................................................              (101)                    (264)
  Decrease in deferred expenses.........................................................             2,724                    1,654
  (Increase) in deferred line installation costs........................................            (6,914)                  (4,397)
  Increase in accounts payable and accrued expenses.....................................            18,103                    4,296
  Increase in deferred revenue..........................................................               571                    1,522
  (Decrease) in customer deposits.......................................................              (329)                    (343)
  Other, net............................................................................            (2,203)                  (4,138)
                                                                                                 ---------                 --------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..................................               927                  (18,336)
                                                                                                 ---------                 --------
Cash Flows from Investing Activities
 Purchases of property and equipment....................................................          (110,665)                 (62,292)
 Available-for-sale securities:
  Purchases.............................................................................          (476,730)                 (89,120)
  Sales.................................................................................           202,095                   79,193
  Maturities............................................................................            29,716                   44,302
 Acquisitions...........................................................................            (7,451)                 (22,757)
 Payments on PCS licenses...............................................................               ---                  (27,187)
 Other..................................................................................            (3,758)                    (458)
                                                                                                 ---------                 --------
   NET CASH (USED IN) INVESTING ACTIVITIES                                                        (366,793)                 (78,319)
                                                                                                 ---------                 --------
Cash Flows from Financing Activities
 Payments on contracts and notes payable................................................            (3,158)                  (3,925)

 Net proceeds from long-term debt.......................................................           291,794                  289,575
 Payments on long-term debt.............................................................            (6,002)                    (898)
 Net proceeds from issuance of common stock.............................................             1,986                      455
                                                                                                 ---------                 --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES............................................           284,620                  285,207
                                                                                                 ---------                 --------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................           (81,246)                 188,552

Cash and cash equivalents:
 Beginning..............................................................................           331,941                   96,480
                                                                                                 ---------                 --------
 Ending.................................................................................         $ 250,695                 $285,032
                                                                                                 =========                 ========

The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (INFORMATION AS OF AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 1998 AND 1997 IS UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

     Interim Financial Information (unaudited): The financial statements and notes related thereto as of June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, it recommends that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the SEC on March 9, 1998.

     Reclassifications: Certain items in the December 31, 1997 balance sheet and the unaudited statement of operations for the three and six month periods ended June 30, 1997 have been reclassified to be consistent with the presentation in the June 30, 1998 unaudited financial statements.

NOTE 2:  SUPPLEMENTAL ASSET DATA

     Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

     Trade Receivables: The composition of trade receivables, net is as follows:

                                                                            JUNE 30,                         DECEMBER 31,
                                                                              1998                               1997
                                                                          ----------                         -----------
                                                                                           (IN THOUSANDS)
TRADE RECEIVABLES:
 Billed...........................................................        $ 90,181                           $ 86,309
 Unbilled.........................................................          41,558                             34,114
                                                                          --------                           --------
                                                                           131,739                            120,423
Allowance for doubtful accounts and discounts.....................         (13,509)                           (11,951)
                                                                          --------                           --------
                                                                          $118,230                           $108,472
                                                                          ========                           ========

  Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

  Goodwill: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $11,102,000 and $5,834,000, at June 30, 1998 and December 31, 1997, respectively.

  Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $17,531,000 and $9,158,000 at June 30, 1998 and December 31, 1997, respectively.

NOTE 3:  LONG-TERM DEBT

  On March 16, 1998, the Company completed a private offering of its 8 3/8% Senior Notes due March 15, 2008 (the "1998 Privately Placed Senior Notes"), for which the Company received net proceeds of approximately $291.9 million. The Company filed a registration statement with the SEC for the registration of $300 million principal amount of 8 3/8% Senior Notes due March 15, 2008 (the "Exchange Notes," together with the 1998 Privately Placed Senior Notes, the "1998 Senior Notes") to be offered in exchange for the 1998 Privately Placed Senior Notes (the "Exchange Offer"). The registration statement was declared effective by the SEC on May 15, 1998 and the Exchange Offer was commenced. The Exchange Offer expired on June 25, 1998, at which time all of the 1998 Privately Placed Senior Notes were exchanged for the Exchange Notes. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the 1998 Privately Placed Senior Notes except that (i) the Exchange Notes have been registered under the Securities Act of 1933 (the ''Securities Act'') and (ii) holders of the Exchange Notes are not entitled to certain rights under a registration agreement relating to the 1998 Privately Placed Senior Notes. Interest on the 1998 Senior Notes will be payable in cash semi-annually in arrears on March 15 and September 15 of each year at a rate of 8 3/8% per annum, commencing September 15, 1998. The 1998 Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of June 30, 1998, the Company had no outstanding subordinated indebtedness and had $568.9 million outstanding indebtedness that would rank pari passu with the 1998 Senior Notes. The 1998 Senior Notes will mature on March 15, 2008. The 1998 Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2003 at 104.188% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 15, 2006. In the event of certain equity investments in the Company by certain strategic investors on or before March 15, 2001, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the originally issued principal amount of the 1998 Senior Notes at a redemption price equal to 108.375% of the principal amount of the 1998 Senior Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 66 2/3% of the originally issued principal amount of the 1998 Senior Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture dated as of March 16, 1998 between the Company and the United States Trust Company of New York as trustee, governing the 1998 Senior Notes (the "1998 Senior Note Indenture")) of the Company, each holder of 1998 Senior Notes shall have the right to require the Company to repurchase all or any part of such holder's 1998 Senior Notes at a purchase price equal to 101% of the principal amount of the 1998 Senior Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the 1998 Senior Note Indenture).

  The 1998 Senior Note Indenture imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

NOTE 4:  SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                  ----------------------------
                                                                                                    1998                1997
                                                                                                  ---------         ----------
                                                                                                        (IN THOUSANDS)
                                                                                                         (UNAUDITED)
Supplemental Disclosure of Cash Flow Information
 Cash payment for interest, net of interest capitalized 1998 $3,478,000;
  1997 $1,427,000.......................................................................           $ 8,956          $  ---
                                                                                                   =======          =======
Supplemental Schedule of Noncash Investing and Financing Activities

 Release of 56,177 shares of Class A Common Stock from escrow to certain of the shareholders of Ruffalo, Cody & Associates, Inc. ("Ruffalo Cody")
  as additional consideration for the Company's acquisition of Ruffalo,
  Cody in July 1996.....................................................................                            $1,347
                                                                                                                    ======
 Capital leases incurred for the acquisition of property and equipment..................           $ 5,568          $2,988
                                                                                                   =======          ======
 Acquisition of F.D.S.D. Rapid City, Inc. directory:
  Cash purchase price...................................................................           $ 2,226
                                                                                                   =======
  Other intangibles.....................................................................           $ 2,226
                                                                                                   =======
 Acquisition of Bi-Rite Directories, Inc. directory:
  Cash purchase price...................................................................           $ 3,500
  Long-term debt........................................................................               190
                                                                                                   -------
                                                                                                   $ 3,690
                                                                                                   =======
  Other intangibles.....................................................................           $ 3,690
                                                                                                   =======

 Acquisition of Smart Pages, Inc. and Yellow Pages Publishers, Inc. directory:
  Cash purchase price...................................................................           $   628
  Contract payable......................................................................               628
                                                                                                   -------
                                                                                                   $ 1,256
                                                                                                   =======
  Other intangibles.....................................................................           $ 1,256
                                                                                                   =======

 Acquisition of NewCom Technologies, Inc. and NewCom OSP Services, Inc.:
  Cash purchase price...................................................................           $ 1,019
  Stock issued..........................................................................             3,217
                                                                                                   -------
                                                                                                   $ 4,236
                                                                                                   =======
  Working capital acquired, net.........................................................           $   341
  Fair value of other assets acquired, primarily property and equipment.................               906
  Goodwill..............................................................................             3,864
  Long-term debt assumed................................................................              (875)
                                                                                                   -------
                                                                                                   $ 4,236
                                                                                                   =======

 Acquisition of certain assets of Communications Cable-Laying Company, Inc.:
  Acquisition costs.....................................................................           $    78
  Stock issued..........................................................................             5,965
                                                                                                   -------
                                                                                                   $ 6,043
                                                                                                   =======
  Working capital acquired, net.........................................................              (475)
  Fair value of other assets acquired, primarily property and equipment.................               954
  Goodwill..............................................................................             5,715
  Other intangibles.....................................................................             1,341
  Long-term debt assumed................................................................            (1,492)
                                                                                                   -------
                                                                                                   $ 6,043
                                                                                                   =======

                                                                                                     SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                               -----------------------------
                                                                                                  1998                1997
                                                                                               ----------           --------
                                                                                                       (IN THOUSANDS)
                                                                                                         (UNAUDITED)
 Acquisition of Digital Communications of Iowa, Inc.:
  Cash acquisition costs................................................................                            $    29
  Stock issued..........................................................................                              2,250
                                                                                                                    -------
                                                                                                                    $ 2,279
                                                                                                                    =======
  Working capital acquired, net.........................................................                            $   543
  Fair value of other assets acquired, principally furniture, fixtures and
   equipment............................................................................                                658
  Goodwill..............................................................................                              1,118
  Long-term debt assumed................................................................                                (40)
                                                                                                                    -------
                                                                                                                    $ 2,279
                                                                                                                    =======
 Acquisition of Fronteer Financial Holdings, Ltd. directories:
  Cash purchase price...................................................................                            $ 1,500
  Contract payable......................................................................                              1,867
  Option agreement......................................................................                                500
                                                                                                                    -------
                                                                                                                    $ 3,867
                                                                                                                    =======
  Other intangibles.....................................................................                            $ 3,867
                                                                                                                    =======
 Acquisition of Indiana Directories, Inc. directories:
  Cash purchase price...................................................................                            $ 6,000
  Contract payable......................................................................                              4,031
                                                                                                                    -------
                                                                                                                    $10,031
                                                                                                                    =======
  Furniture, fixtures and equipment.....................................................                            $   150
  Other intangibles.....................................................................                              9,881
                                                                                                                    -------
                                                                                                                    $10,031
                                                                                                                    =======
 Acquisition of assets of ESI Communications, Inc.:
  Cash purchase price...................................................................                            $15,228
                                                                                                                    =======
  Working capital acquired, net.........................................................                            $ 2,170
  Fair value of other assets acquired...................................................                                493
  Goodwill..............................................................................                             12,960
  Other intangibles.....................................................................                                376
  Long-term debt assumed................................................................                               (771)
                                                                                                                    -------
  Other intangibles.....................................................................                            $15,228
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

  ESI Communications, Inc. ("ESI"): On June 10, 1997, the Company acquired substantially all of the assets of ESI and related entities at a cash purchase price of approximately $15.2 million.

  Directories: On February 25, 1997, McLeodUSA Publishing (as defined herein) acquired six directories from Fronteer Financial Holdings, Ltd., ("Fronteer") for a cash purchase price of approximately $3.9 million.

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

  On April 8, 1998, McLeodUSA Publishing acquired a telephone directory published by Smart Pages, Inc. and Yellow Pages Publishers, Inc. for a cash purchase price of approximately $1.3 million.

  NewCom Technologies, Inc. and NewCom OSP Services, Inc. ("NewCom"): On April 24, 1998, the Company issued 70,508 shares of Class A common stock and paid approximately $1 million cash for all of the outstanding shares of NewCom, in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $4.2 million based on the average closing market price of the Class A Common Stock at the time of the acquisition.

  Communications Cable-Laying Company, Inc. ("CCC"): On June 29, 1998, the Company issued 151,019 shares of Class A common stock to acquire certain of the assets of CCC. The total purchase price was approximately $6 million based on the average closing market price of the Class A Common Stock at the time of the acquisition and including $78,000 of cash acquisition costs.

  Consolidated Communications Inc. ("CCI"):   On September 24, 1997, pursuant to
the terms and conditions of an Agreement and Plan of Reorganization dated June 14, 1997 (the ''Merger Agreement''), the Company issued 8,488,586 shares of Class A Common Stock and paid approximately $155 million in cash to the shareholders of CCI in exchange for all of the outstanding shares of CCI in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $382.1 million based on the average closing price of the Company's Class A Common Stock five days before and after the date of the Merger Agreement. The purchase price includes approximately $3.4 million of direct acquisition costs.

  The acquisitions of Digital Communications, CCI and NewCom have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

  The unaudited consolidated results of operations for the six months ended June 30, 1997 on a pro forma basis as though the above entities had been acquired as of the beginning of the period is as follows (in thousands, except per share data):

                                                                       1997
                                                                    ----------
   Revenue.....................................................      $210,137
   Net loss....................................................       (32,190)
   Loss per common share.......................................         (0.53)

  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

NOTE 6:  SUBSEQUENT EVENTS

  In July 1998, the Company signed a definitive agreement to acquire all of the outstanding capital stock of QST Communications Inc. for $20 million in cash and options to acquire 245,536 shares of the Company's Class A common stock at an exercise price of the lower of $40.00 or the closing price of the Class A common stock on the day prior to the closing date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Statements included in this discussion relating, but not limited to, future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, technological changes and development of a PCS system, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in the Company's business, the ability of the Company and its third party vendors to make their computer software Year 2000 compliant by the projected deadlines and on budgeted costs, changes in the competitive climate in which the Company operates and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 9, 1998 and which section is incorporated herein by reference.

  Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

OVERVIEW

     The Company derives its revenue from (i) the sale of "bundled" local and long distance telecommunications services to end users, (ii) telecommunications network maintenance services and telephone equipment sales, service and installation, (iii) private line and data services, (iv) the sale of advertising space in telephone directories, (v) local exchange services through the operation of an independent local exchange company, Illinois Consolidated Telephone Company ("ICTC"), acquired as part of the acquisition of CCI in September 1997 (the "CCI Acquisition"), (vi) telemarketing services and (vii) other telecommunications services, including cellular, operator, payphone and paging services. The Company began providing local exchange services and other telecommunications services as a result of the CCI Acquisition in September 1997, telephone directory advertising as a result of its acquisition of Telecom USA Publishing Group, Inc., now known as McLeodUSA Media Group, Inc. ("McLeodUSA Publishing") in September 1996, and telemarketing services as a result of its acquisition of Ruffalo, Cody & Associates, Inc. ("Ruffalo Cody") in July 1996.

     The Company began offering "bundled" local and long distance services to business customers in January 1994. At the end of 1995, the Company began offering, on a test basis, long distance services to residential customers. In June 1996, the Company began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of telecommunications services, marketed under the name PrimeLine(R), that includes local and long distance service, voice mail, paging, Internet access and travel card services. By the end of 1997, the Company had expanded the states in which it offers service to business customers to include Iowa, Illinois, Indiana, Minnesota, Wisconsin, North Dakota, South Dakota, Colorado and Wyoming. The Company also had expanded its PrimeLine(R) service to certain additional cities in Iowa and Illinois and had begun offering the service to customers in North Dakota, South Dakota, Wisconsin and Colorado. On June 29, 1998, the Company began offering "bundled" local and long distance services to business customers in Springfield, Missouri, through its acquisition of assets of Communications Cable-Laying Company, Inc. The Company had previously been offering long distance only services to business customers in St. Louis, Missouri. Also in 1998, the Company began offering Primeline(R) service to residential customers in Wyoming. The Company plans to continue its efforts to market and provide local, long distance and other telecommunications services to business customers and market its PrimeLine(R) service to residential customers. The Company believes its efforts to market its integrated telecommunications services have been enhanced by its July 1996 acquisition of Ruffalo Cody, which specializes in direct marketing and telemarketing services, including telecommunications sales, its September 1996 acquisition of McLeodUSA Publishing, which publishes and distributes competitive "white page" and "yellow page" telephone directories in nineteen states in the midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets, and its September 1997 acquisition of CCI, including its subsidiary Consolidated Communications Directories

Inc. ("CCD"), which publishes and distributes "white page" and "yellow page" telephone directories in 38 states and the United States Virgin Islands.

     In September 1997, the Company completed the CCI Acquisition. As a result of the CCI Acquisition, the Company now owns all of the former CCI subsidiaries, including ICTC, an independent local exchange carrier serving east central Illinois; Consolidated Communications Telecom Services Inc. ("CCTS"), a competitive local exchange carrier which offers integrated local, long distance and other telecommunications services in central and southern Illinois and in Indiana; CCD, a telephone directory publishing company; an operator service company; an inmate pay-phone company; a full service telemarketing agency; a majority interest in a cable television company serving customers in Greene, Sangamon and Menard counties in Illinois and Benton Harbor, Michigan; and a minority interest in a cellular telephone partnership serving parts of east central Illinois. The Company believes the CCI Acquisition has enhanced its efforts to offer its telecommunications services in adjoining target markets including its expansion into Indiana and Missouri, states where CCI provided telecommunications services.

     The Company's principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from Regional Bell Operating Companies, costs to terminate the long distance calls of the Company's customers through interexchange carriers, costs of printing and distributing the telephone directories published by McLeodUSA Publishing and CCD, costs associated with maintaining the Iowa Communications Network and costs associated with operating the Company's network. The Iowa Communications Network is a fiber optic network that links certain of the State of Iowa's schools, libraries and other public buildings. SG&A consists of sales and marketing, customer service and administrative expenses. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment; amortization of goodwill and other intangibles related to the Company's acquisitions, amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's local telecommunications service.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     Total revenue increased from $46.5 million for the three months ended June 30, 1997 to $155.7 million for the three months ended June 30, 1998, representing an increase of $109.2 million or 235%. Revenue from the sale of local and long distance telecommunications services accounted for $45.1 million of the increase, including $16.6 million contributed by CCI, which was acquired on September 24, 1997. Local exchange services generated by ICTC represented $16.6 million for the period, for which there were no corresponding 1997 revenues. Private line and data revenues accounted for $8.3 million of increased revenues over 1997, which was primarily attributable to the CCI Acquisition. Network maintenance and equipment revenue increased $4.2 million over 1997 due primarily to the acquisitions of Digital Communications of Iowa, Inc. ("Digital Communications"), ESI Communications, Inc. ("ESI Communications"), CCI and NewCom Technologies, Inc. and NewCom OSP Services, Inc. ("NewCom"). Other telecommunications revenue, which was due entirely to the CCI Acquisition, represented $6.9 million of the second quarter 1998 revenues with no corresponding 1997 amount. Directory revenues increased $25.2 million from the second quarter of 1997 to the second quarter of 1998 due to revenues from new directories acquired in 1997 and the acquisition of CCD on September 24, 1997. The $2.8 million increase in telemarketing revenues from the second quarter of 1997 to the second quarter of 1998 was due almost entirely to the CCI Acquisition.

     Cost of service increased from $26.5 million for the three months ended June 30, 1997, to $83.1 million for the three months ended June 30, 1998, representing an increase of $56.6 million or 213%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Digital Communications, ESI Communications, CCI and NewCom, which contributed an aggregate of $37.6 million to the increase. Cost of service as a percentage of revenue decreased from 57% for the three months ended June 30, 1997 to 53% for the three months ended June 30, 1998, as a result of the effect of these acquisitions and as a result of reductions in the cost of providing competitive local and long distance services as a percentage of competitive local and long distance telecommunications revenue, which decreased from 82% to 71% during those same periods. This decrease was primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the Regional Bell Operating Companies and reduced long distance costs resulting from migration of over 50% of customer long distance traffic to the Company's fiber optic network.

     SG&A increased from $29.4 million for the three months ended June 30, 1997 to $67 million for the three months ended June 30, 1998, an increase of $37.6 million or 128%. The acquisitions of Digital Communications, ESI Communications, CCI and NewCom contributed an aggregate of $23.8 million to the increase. Also contributing to this increase were increased costs of $13.8 million related primarily to expansion of selling, customer support and administration activities to support the Company's growth.

     Depreciation and amortization expenses increased from $5.2 million for the three months ended June 30, 1997 to $21 million for the three months ended June 30, 1998, representing an increase of $15.8 million or 302%. This increase consisted of $11 million related to the acquisitions of Digital Communications, ESI Communications, CCI and NewCom, and $4.8 million due primarily to the growth of the Company's network.

     Other operating expenses represented the amortization of capitalized costs associated with CCD directories in progress at the time the Company acquired CCI.

     Interest income increased from $6.2 million for the three-month period ended June 30, 1997, to $7.8 million for the same period in 1998. This increase resulted from increased earnings on investments made with the remaining proceeds from the Company's issuance, in March 1997, of $500 million aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due March 15, 2007 (the "1997 Senior Discount Notes") and, in July 1997, of $225 million principal amount of 9 1/4% Senior Notes due July 15, 2007 (the "1997 Senior Notes") as well as the proceeds from the Company's issuance, in March

1998, of $300 million principal amount of 8 3/8% Senior Notes due March 15, 2008 (the "1998 Senior Notes").

     Gross interest expense increased from $8.2 million for the first quarter of 1997 to $22.2 million for the first quarter of 1998. This increase was primarily a result of an increase in the accretion of interest on the Senior Discount Notes of $846,000 and accrual of interest on the 1997 Senior Notes and the 1998 Senior Notes of $11.5 million. Interest expense of approximately $1.8 million and $1.1 million was capitalized as part of the Company's construction of fiber optic network during the second quarter of 1998 and 1997, respectively.

     Net loss increased from $16.5 million for the three months ended June 30, 1997 to $29.8 million for the three months ended June 30, 1998, an increase of $13.3 million. This increase resulted primarily from the following three factors: the expansion of the Company's local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of the Company's networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     Total revenue increased from $82.3 million for the six months ended June 30, 1997 to $290 million for the six months ended June 30, 1998, representing an increase of $207.7 million or 253%. Revenue from the sale of local and long distance telecommunications services accounted for $91.9 million of this increase, including $35.8 million contributed by CCI. Local exchange services generated by ICTC represented $32.5 million for the period, for which there were no corresponding 1997 revenues. Private line and data revenues accounted for $15.3 million of increased revenues over 1997, which was primarily attributable to the CCI Acquisition. Network maintenance and equipment revenue increased $9.7 million over 1997 due primarily to the acquisitions of Digital Communications, ESI Communications, CCI and NewCom. Other telecommunications revenue, which was due entirely to the CCI Acquisition, represented $13.8 million of the revenues for the first six months of 1998 with no corresponding 1997 amount. Directory revenues increased $39 million from the first six months of 1997 to the first six months of 1998 due to revenues from new directories acquired in 1997 and the acquisition of CCD. The $5.5 million increase in telemarketing revenues from the first six months of 1997 to the first six months of 1998 was due almost entirely to the CCI Acquisition.

     Cost of service increased from $46.8 million for the six months ended June 30, 1997, to $158.1 million for the six months ended June 30, 1998, representing an increase of $111.3 million or 238%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Digital Communications, ESI Communications, CCI and NewCom, which contributed an aggregate of $71.7 million to the increase. Cost of service as a percentage of revenue decreased from 57% for the six months ended June 30, 1997 to 55% for the six months ended June 30, 1998, as a result of these acquisitions and as a result of reductions in the cost of providing local and long distance services as a percentage of local and long distance telecommunications revenue, which decreased from 79% to 70% for those same periods. This decrease was primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the Regional Bell Operating Companies and reduced long distance costs resulting from migration of over 50% of customer long distance traffic to the Company's fiber optic network.

     SG&A increased from $54.4 million for the six months ended June 30, 1997 to $125.7 million for the six months ended June 30, 1998, an increase of $71.3 million or 131%. The acquisitions of Digital Communications, ESI Communications, CCI and NewCom contributed an aggregate of $46.4 million to the increase. Also contributing to this increase were increased costs of $24.9 million primarily related to expansion of selling, customer support and administration activities to support the Company's growth.

     Depreciation and amortization expenses increased from $9.4 million for the six months ended June 30, 1997 to $40.5 million for the six months ended June 30, 1998, representing an increase of $31.1 million or 333%. This increase consisted of $21.5 million related to the acquisitions of Digital
Communications, ESI Communications, CCI and NewCom, and $9.6 million due primarily to the growth of the Company's network.

     Other operating expenses represented the amortization of capitalized costs associated with CCD directories in progress at the time the Company acquired CCI.

     Interest income increased from $10.5 million for the six-month period ended June 30, 1997, to $12.4 million for the same period in 1997. This increase resulted from increased earnings on investments made with the remaining proceeds from the Company's debt offerings in March and July 1997 and the proceeds from the Company's offering of the 1998 Senior Notes in March 1998.

     Gross interest expense increased from $10.9 million for the first six months of 1997 to $38.6 million for the first six months of 1998. This increase was primarily a result of an increase in the accretion of interest on the Senior Discount Notes of $6.6 million and accrual of interest on the 1997 Senior Notes and the 1998 Senior Notes of $17.7 million. Interest expense of approximately $3.5 million and $1.4 million was capitalized as part of the Company's construction of fiber optic network during the first half of 1998 and 1997, respectively.

     Net loss increased from $29.9 million for the six months ended June 30, 1997 to $60.1 million for the six months ended June 30, 1998, an increase of $30.2 million. This increase resulted primarily from the following three factors: the expansion of the Company's local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of the Company's networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total assets increased from $1.3 billion at December 31, 1997 to $1.6 billion at June 30, 1998, primarily due to the net proceeds of approximately $291.9 million from the Company's March 1998 offering of the 1998 Senior Notes. At June 30, 1998, the Company's current assets of $692.6 million exceeded its current liabilities of $155.5 million, providing working capital of $537.1 million, which represents an increase of $158.6 million compared to December 31, 1997 primarily attributable to the net proceeds from the 1998 Senior Notes. At December 31, 1997, the Company's current assets of $517.8 million exceeded current liabilities of $139.3 million, providing working capital of $378.5 million.

     The net cash provided by operating activities totaled $927,000 for the six months ended June 30, 1998 compared to net cash used in operating activities of $18.3 million for the six months ended June 30, 1997. During the six months ended June 30, 1998, cash for operating activities was used primarily to fund the Company's net loss of $60.1 million for such period. The Company also required cash to fund the growth in trade receivables and deferred line installation costs of $8.5 million and $6.9 million, respectively, primarily as a result of the expansion of the Company's local and long distance telecommunications services. These uses of cash for operating activities during the six months ended June 30, 1998, were offset by a decrease in deferred expenses of $2.7 million, an increase in accounts payable and accrued expenses of $18.1 million and cumulative non-cash expenses of $57.6 million. During the six months ended June 30, 1997, cash for operating activities was used primarily to fund the Company's net loss of $29.9 million for such period. The Company also required cash to fund the growth in trade receivables and deferred line installation costs of $6.7 million and $4.4 million, respectively.

     The Company's investing activities used cash of $366.8 million during the six months ended June 30, 1998 and $78.3 million during the six months ended June 30, 1997. The equipment required for the expansion of the Company's local and long distance telecommunications services, the Company's development and construction of its fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $110.7 million and $62.3 million during the six months ended June 30, 1998 and 1997, respectively. The Company also used cash of $476.7 million and $89.1 million to acquire available-for-sale securities during the first six months of 1998 and 1997, respectively, offset by proceeds from sales and maturities of available-for-sale securities of $231.8 million and $123.5 million, respectively, during those periods.

     The Company used an aggregate of $7.5 million cash during the six months ended June 30, 1998 to acquire directories from F.D.S.D. Rapid City Directories, Inc., Bi-Rite Directories, Inc. and Smart Pages, Inc. and Yellow Pages Publishers, Inc. on March 17, 1998, March 20, 1998, and April 8, 1998, respectively, and in its acquisitions of NewCom capital stock and Communications Cable-Laying Company, Inc. assets in April and June 1998, respectively.

     The Company used cash of $22.8 million during the six months ended June 30, 1997 to acquire Digital Communications, Fronteer, the Indiana Directories and ESI in January 1997, February 1997, March 1997 and June 1997, respectively.

     In July 1998, the Company signed a definitive agreement to acquire all of the outstanding capital stock of QST Communications Inc. for $20 million in cash and options to acquire 245,536 shares of the Company's Class A common stock at an exercise price of the lower of $40.00 or the closing price of the Class A common stock on the day prior to the closing date of the acquisition.

     Cash received from net financing activities was $284.6 million during the six months ended June 30, 1998, primarily as a result of the Company's offering of the 1998 Senior Notes in March 1998. Cash received from financing activities during the six months ended June 30, 1997 was $285.2 million and was primarily obtained from the Company's private offering of the Senior Discount Notes, in March 1997.

     On March 16, 1998, the Company completed a private offering of its 8 3/8% Senior Notes due March 15, 2008 (the "1998 Privately Placed Senior Notes"), for which the Company received net proceeds of approximately $291.9 million. The Company filed a registration statement with the SEC for the registration of $300 million principal amount of 8 3/8% Senior Notes due March 15, 2008 (the "Exchange Notes," together with the 1998 Privately Placed Senior Notes, the "1998 Senior Notes") to be offered in exchange for the 1998 Privately Placed Senior Notes (the "Exchange Offer"). The registration statement was declared effective by the SEC on May 15, 1998 and the Exchange Offer was commenced. The Exchange Offer expired on June 25, 1998, at which time all of the 1998 Privately Placed Senior Notes were exchanged for the Exchange Notes. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the 1998 Privately Placed Senior Notes except that (i) the Exchange Notes have been registered under the Securities Act of 1933 (the "Securities Act") and (ii) holders of the Exchange Notes are not entitled to certain rights under a registration agreement relating to the 1998 Privately Placed Senior Notes. Interest on the 1998 Senior Notes will be payable in cash semi-annually in arrears on March 15 and September 15 of each year at a rate of 8 3/8% per annum, commencing September 15, 1998. The 1998 Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of June 30, 1998, the Company had no outstanding subordinated indebtedness and had $568.9 million outstanding indebtedness that would rank pari passu with the 1998 Senior Notes. The 1998 Senior Notes will mature on March 15, 2008. The 1998 Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2003 at 104.188% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 15, 2006. In the event of certain equity investments in the Company by certain strategic investors on or before March 15, 2001, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the originally issued principal amount of the 1998 Senior Notes at a redemption price equal to 108.375% of the principal amount of the 1998 Senior Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 66 2/3% of the originally issued principal amount of the 1998 Senior Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture dated as of March 16, 1998 between the Company and the United States Trust Company of New York as trustee, governing the 1998 Senior Notes (the "1998 Senior Note Indenture")) of the Company, each holder of 1998 Senior Notes shall have the right to require the Company to repurchase all or any part of such holder's 1998 Senior Notes at a purchase price equal to 101% of the principal amount of the 1998 Senior Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the 1998 Senior Note Indenture).

     The 1998 Senior Note Indenture imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

     As of June 30, 1998, the Company estimates that its aggregate capital requirements for the remainder of 1998, 1999 and 2000 will be approximately $780 million. The Company's estimated capital requirements include the estimated cost of (i) developing and constructing its fiber optic network, (ii) market expansion activities, (iii) developing, constructing and operating a PCS system, and (iv) constructing its new corporate headquarters and associated buildings. These capital requirements are expected to be funded, in large part, out of the approximately $291.9 million in net proceeds from the Company's offering of the 1998 Senior Notes in March 1998, the approximately $239.7 million in net proceeds remaining from the Company's debt offerings in 1997, additional debt and equity issuances and lease payments to the Company for portions of the Company's networks.

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

     The Company is conducting a review of its computer systems and programs to determine which, if any, systems and programs are not capable of recognizing the Year 2000 and to verify system readiness for the millennium date. The review includes consideration of the following areas: (1) Awareness and Communication,
(2) Inventory of Systems Hardware, Software and Data Interfaces and Confirmation with Key Vendors of Year 2000 Readiness, (3) Identification of Mission-Critical Components for both Internal Systems and Vendor Relations, (4) Estimated Costs for Remediation, (5) Estimated Dates of Compliance, (6) Correction/Remediation,
(7) Replacement Activities, (8) Testing and Verification, and (9) Implementation. The Company is considering these areas for each of its major operating business units. As of July 31, 1998 the Company had completed more than 70% of the activities required for review of the Awareness and Communication area and more than 50% of the activities required for the review of the Inventory of Systems Hardware, Software and Data Interfaces and Confirmation with Key Vendors of Year 2000 Readiness area. The Company has begun the activities required for review of all of the remaining areas and such activities are in the initial stages.

     The total cost of addressing potential problems, which will be expensed as incurred, are not known as of the date hereof. Based on preliminary information, however, such costs are not currently expected to have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods.

     If the Company, its customers or vendors, however, are unable to address the Year 2000 issues in a timely manner, it could have a material adverse effect on future operations. The Company is dependent on Regional Bell Operating Companies for provision of its local and certain of its long distance services. To the extent Ameritech Corporation ("Ameritech") or U S WEST Communications, Inc. ("U S WEST") face Year 2000 issues which might interfere with the ability of those companies to fulfill their obligations to the Company, such interference could have a material adverse effect on future operations.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The Company does not expect the impact of the adoption of SFAS 133 to be material on the Company's results of operations as the Company does not currently hold any derivative instruments or engage in hedging activities.

INFLATION

     The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not aware of any material litigation against the Company. The Company is involved in numerous regulatory proceedings before various state public utilities commissions, as well as before the Federal Communications Commission ("FCC").

     The Company is dependent on the Regional Bell Operating Companies for provision of its local and certain of its long distance services. As of the date hereof, U S WEST, Ameritech and SWBT are the Company's primary suppliers of access to local central office switches or, in the case of customers served in central Illinois, to local lines. The Company uses such access to either partition the local switch or transmit traffic over unbundled local line segments and provide local service to its customers.

     The Company purchases access to local switches in the form of a product generally known as "Centrex." Without such access, the Company could not, as of the date hereof, efficiently provide bundled local and long distance services to most of its customers, although it could provide stand-alone long distance service. Since the Company believes its ability to offer bundled local and long distance services is critical to its current sales efforts, any successful effort by U S WEST, Ameritech or SWBT to deny or substantially limit the Company's access to partitioned switches would have a material adverse effect on the Company.

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

     The Company has challenged, or is challenging, the U S WEST Centrex Action before the public utilities commissions in certain of the states served by U S WEST where the Company is doing business or plans to do business. The Company's challenges to the U S WEST Centrex Action have as of the date hereof been successful in Iowa, Minnesota, South Dakota, North Dakota and Colorado. In Wyoming, state regulators rejected U S WEST's action, but the matter remains pending on appeal. The Company has, however, been unsuccessful in its challenges to the U S WEST Centrex Action in Nebraska and Idaho. In Nebraska, the Company and other parties have appealed the order of the Nebraska Public Service Commission rejecting complaints objecting to the U S WEST Centrex Action. As of the date hereof, the appeal remains pending before the Nebraska Supreme Court. The Company has also requested that the FCC, under the terms of the Telecommunications Act of 1996 (the "Telecommunications Act"), preempt the Nebraska Commission's decision. In Utah, the Company has requested that the Utah Public Utilities Commission reconsider its order imposing temporary restrictions on Centrex resale. As of the date hereof, the Company's request remains pending before the Utah Public Utilities Commission.

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

     The Company also anticipates that U S WEST will continue to pursue various legislative initiatives in states within the Company's target market area in an effort to reduce state regulatory oversight over its rates and operations.
There can be no assurance that U S WEST will not succeed in such efforts or that any such state legislative initiatives, if adopted, will not have a material adverse effect on the Company.

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

     WIRELINE COMPETITION.   In May 1998, each of U S WEST and Ameritech
announced that it had entered into a marketing arrangement with Qwest Communications International Inc. ("Qwest"). The Company believes that each of these arrangements constitutes the provision of long distance services by U S WEST or Ameritech, respectively, in contravention of the Telecommunications Act. The Company, along with other competitive local service providers and interexchange carriers, is a party to federal court proceedings challenging the arrangement between U S WEST and Qwest. The court has stayed the proceedings before it. As of the date hereof, there are also proceedings pending before the FCC regarding these arrangements, and the Company, along with other competitive local service providers and interexchange carriers, is a party to these proceedings. The FCC has issued a standstill order which currently prohibits US WEST and Ameritech from marketing, promoting or entering into agreements with customers under the marketing arrangements. The ability of U S WEST, Ameritech or other competitors of the Company to enter into and operate such arrangements could put the Company at a significant disadvantage.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the period from April 1, 1998 through June 30, 1998, the Company has issued and sold the following equity securities:

     (1) On April 24, 1998, the Company issued to the shareholders of NewCom 70,508 shares of Class A common stock and paid approximately $1 million cash for all of the outstanding shares of NewCom, in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $4.2 million based on the average closing market price of the Class A common stock at the time of the acquisition.

     (2) On June 29, 1998, the Company issued to CCC 151,019 shares of Class A common stock to acquire certain of the assets of CCC. The total purchase price was approximately $6 million based on the average closing market price of the Class A common stock at the time of the acquisition and including $78,000 of cash acquisition costs.

     Each issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) or Regulation D of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 27, 1998. All of the proposals presented for stockholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of the directors whose term of office as a director continued after the meeting.

Proposal 1 -- Election of Directors
                                          Term
                                         Expires           Votes For            Votes Withheld
                                         -------      ------------------       ----------------
Elected Director
     Richard A. Lumpkin                   2001        58,597,862 Class A       207,126 Class  A
     Thomas M. Collins                    2001        58,591,180 Class A       213,808 Class  A
     Ronald W. Stepien                    2001        58,610,872 Class A       194,116 Class  A
     Robert J. Currey                     1999        58,597,412 Class A       207,576 Class  A

Continuing Directors
     Clark E. McLeod                      2000
     Blake O. Fisher, Jr.                 2000
     Lee Liu                              2000
     Stephen C. Gray                      1999
     Paul D. Rhines                       1999


Proposal 2 -- Ratification of the Appointment of the Company's Independent Public Accountants

     Votes For                            58,786,480 Class A
     Votes Against                        6,768 Class A
     Votes Withheld                       11,740 Class A
     Broker Non-Votes                     0

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

 EXHIBIT NUMBER       EXHIBIT DESCRIPTION
 --------------       -------------------
      11.1             Statement regarding computation of loss per common share.
      27.1             Financial Data Schedule.
      99.1             Press release dated July 29, 1998.

             (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLEODUSA INCORPORATED
                                    (registrant)


Date:  August 12, 1998             By:         /s/ Stephen C. Gray
                                      -------------------------------------
                                                    Stephen C. Gray
                                       President and Chief Operating Officer


Date:  August 12, 1998             By:        /s/ Blake O. Fisher, Jr.
                                      ----------------------------------------
                                                   Blake O. Fisher, Jr.
                                     Chief Financial and Administrative Officer
                                                   and Treasurer

                               INDEX TO EXHIBITS

                                                                                       SEQUENTIALLY
 EXHIBIT                                                                                 NUMBERED
 NUMBER                     EXHIBIT DESCRIPTION                                           PAGE
---------                   -------------------                                           ----
     11.1       Statement regarding computation of loss per common share.
     27.1       Financial Data Schedule.
     99.1       Press release dated July 29, 1998.