Form 10-Q
period 1998-09-30
MCLEODUSA INC
filed 1998-11-16
CIK 919943

________________________________________________________________________________



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1998

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

     The number of shares outstanding of each class of the issuer's common stock as of October 30, 1998:

          Common Stock Class A:  ($.01 par value)...........   63,265,321 shares

          Common Stock Class B:  ($.01 par value)...........         None

________________________________________________________________________________

                                     INDEX

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.   Financial Statements.........................................................................          3

          Consolidated Balance Sheets, September 30, 1998 (unaudited) and December 31, 1997............          3

          Unaudited Consolidated Statements of Operations and Comprehensive Income
             for the three and nine months ended September 30, 1998 and 1997...........................          4

          Unaudited Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1998 and 1997...............................................................          5

          Notes to Consolidated Financial Statements (unaudited).......................................          6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........         13

PART II.  OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings............................................................................         22

Item 2.   Changes in Securities and Use of Proceeds....................................................         23

Item 6.   Exhibits and Reports on Form 8-K.............................................................         24

Signatures.............................................................................................         25

                                    PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                    MCLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                               1998             1997
                                                                                          --------------    -------------
                                                                                           (UNAUDITED)
                                         ASSETS
Current Assets
 Cash and cash equivalents..............................................................     $  230,991       $  331,941
 Investment in available-for-sale securities............................................        171,391           34,696
 Trade receivables, net.................................................................        119,851          108,472
 Inventory..............................................................................          4,923            3,992
 Deferred expenses......................................................................         27,627           27,641
 Prepaid expenses and other.............................................................         16,001           11,044
                                                                                             ----------       ----------
  TOTAL CURRENT ASSETS..................................................................        570,784          517,786
                                                                                             ----------       ----------
Property and Equipment
 Land and building......................................................................         60,129           35,420
 Telecommunications networks............................................................        258,979          198,046
 Furniture, fixtures and equipment......................................................        123,354           70,579
 Networks in progress...................................................................        172,013           81,432
 Building in progress...................................................................          3,553           10,002
                                                                                             ----------       ----------
                                                                                                618,028          395,479
 Less accumulated depreciation..........................................................         58,711           21,675
                                                                                             ----------       ----------
                                                                                                559,317          373,804
                                                                                             ----------       ----------
Investments, Intangible and Other Assets
 Other investments......................................................................         34,812           30,189
 Goodwill, net..........................................................................        287,580          273,442
 Other intangibles, net.................................................................        111,391           97,935
 Other..................................................................................         57,680           52,496
                                                                                             ----------       ----------
                                                                                                491,463          454,062
                                                                                             ----------       ----------
                                                                                             $1,621,564       $1,345,652
                                                                                             ==========       ==========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt...................................................     $    7,470       $    6,004
 Contracts and notes payable............................................................         12,463            6,556
 Accounts payable.......................................................................         58,723           45,354
 Accrued payroll and payroll related expenses...........................................         18,466           21,454
 Other accrued liabilities..............................................................         38,670           36,793
 Deferred revenue, current portion......................................................         10,141           10,381
 Customer deposits......................................................................         15,585           12,710
                                                                                             ----------       ----------
  TOTAL CURRENT LIABILITIES.............................................................        161,518          139,252
                                                                                             ----------       ----------
Long-term Debt, less current maturities.................................................        939,102          613,384
                                                                                             ----------       ----------
Deferred Revenue, less current portion..................................................         16,101           12,664
                                                                                             ----------       ----------
Other long-term liabilities.............................................................         21,098           20,973
                                                                                             ----------       ----------
Stockholders' Equity
 Capital Stock:
  Common, Class A, $.01 par value; authorized 250,000,000 shares;
   issued and outstanding 1998 63,135,843 shares; 1997 61,799,412
   shares...............................................................................            631              618
  Common, Class B, convertible, $.01 par value; authorized 22,000,000
   shares; issued and outstanding 1998 and 1997 none....................................            ---              ---
 Additional paid-in capital.............................................................        707,022          688,964
 Accumulated deficit....................................................................       (220,835)        (127,735)
 Accumulated other comprehensive income.................................................         (3,073)          (2,468)
                                                                                             ----------       ----------
                                                                                                483,745          559,379
                                                                                             ----------       ----------
                                                                                             $1,621,564       $1,345,652
                                                                                             ==========       ==========


  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES


   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                                   --------------------  ---------------------
                                                                     1998       1997        1998       1997
                                                                   ---------  ---------  ----------  ---------
Revenues:
 Telecommunications:
  Local and long distance........................................  $ 68,835   $ 26,783    $194,151   $ 60,182
  Local exchange services........................................    16,791        ---      49,344        ---
  Private line and data..........................................    11,158      2,848      31,127      7,517
  Network maintenance and equipment..............................     8,964      6,396      24,049     11,815
  Other telecommunications.......................................     7,099        ---      20,875        ---
                                                                   --------   --------    --------   --------
   Total telecommunications revenue..............................   112,847     36,027     319,546     79,514
 Directory.......................................................    30,613     11,073     104,091     45,560
 Telemarketing...................................................     5,156      2,225      15,005      6,521
                                                                   --------   --------    --------   --------
  TOTAL REVENUES.................................................   148,616     49,325     438,642    131,595
Operating expenses:
 Cost of service.................................................    81,082     30,987     239,195     77,745
 Selling, general and administrative.............................    63,830     31,975     189,579     86,363
 Depreciation and amortization...................................    23,186      6,355      63,663     15,708
 Other...........................................................     1,775         82       5,575      2,689
                                                                   --------   --------    --------   --------
  TOTAL OPERATING EXPENSES.......................................   169,873     69,399     498,012    182,505
                                                                   --------   --------    --------   --------
  OPERATING LOSS.................................................   (21,257)   (20,074)    (59,370)   (50,910)
Nonoperating income (expense):
 Interest income.................................................     6,640      7,618      19,074     18,070
 Interest (expense)..............................................   (19,429)   (11,270)    (54,593)   (20,756)
 Other income....................................................     1,004         21       1,789         40
                                                                   --------   --------    --------   --------
  TOTAL NONOPERATING INCOME (EXPENSE)............................   (11,785)    (3,631)    (33,730)    (2,646)
                                                                   --------   --------    --------   --------
  LOSS BEFORE INCOME TAXES.......................................   (33,042)   (23,705)    (93,100)   (53,556)
Income Taxes.....................................................       ---        ---         ---        ---
                                                                   --------   --------    --------   --------
  NET LOSS.......................................................  $(33,042)  $(23,705)   $(93,100)  $(53,556)
                                                                   ========   ========    ========   ========
Loss Per Common Share............................................    $(0.52)    $(0.45)     $(1.49)    $(1.02)
                                                                   ========   ========    ========   ========
Weighted Average Common Shares Outstanding.......................    62,955     53,335      62,620     52,752
                                                                   ========   ========    ========   ========

Other comprehensive income (loss), net of tax:
 Unrealized gains on securities:
  Unrealized holding gains (losses) arising during the
   period........................................................      (866)       ---       1,405        ---
  Less:  reclassification adjustment for gains included in
   net income....................................................    (1,041)       ---      (2,010)       ---
                                                                   --------   --------    --------   --------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS)........................    (1,907)       ---        (605)       ---
                                                                   --------   --------    --------   --------
  COMPREHENSIVE LOSS.............................................  $(34,949)  $(23,705)   $(93,705)  $(53,556)
                                                                   ========   ========    ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                          ---------------------------------------
                                                                                                1998                   1997
                                                                                          ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss...............................................................................        $ (93,100)             $ (53,556)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation..........................................................................           38,107                  8,290
  Amortization..........................................................................           25,556                  7,418
  Accretion of interest on senior discount notes........................................           25,982                 18,343
  Changes in assets and liabilities, net of effects of acquisitions:
  (Increase) in trade receivables.......................................................          (10,088)               (13,510)
  (Increase) in inventory...............................................................             (341)                  (320)
  (Increase) Decrease in deferred expenses..............................................               14                 (1,544)
  (Increase) in deferred line installation costs........................................           (9,033)                (6,731)
  Increase in accounts payable and accrued expenses.....................................           10,698                 19,077
  Increase in deferred revenue..........................................................            3,046                  6,661
  Increase in customer deposits.........................................................            2,873                  2,616
  Other, net............................................................................           (4,662)                (3,260)
                                                                                                ---------              ---------
   NET CASH USED IN OPERATING ACTIVITIES................................................          (10,948)               (16,516)
                                                                                                ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment....................................................         (204,727)              (104,138)
 Available-for-sale securities:
  Purchases.............................................................................         (516,294)              (107,126)
  Sales.................................................................................          246,053                 88,177
  Maturities............................................................................          132,941                 86,497
 Acquisitions...........................................................................          (27,602)              (180,373)
 Payments on PCS licenses...............................................................              ---                (28,007)
 Other..................................................................................           (3,614)                  (892)
                                                                                                ---------              ---------
   NET CASH USED IN INVESTING ACTIVITIES                                                         (373,243)              (245,862)
                                                                                                ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on contracts and notes payable................................................           (3,091)                (5,455)
 Net proceeds from long-term debt.......................................................          291,680                508,038
 Payments on long-term debt.............................................................           (7,824)                (1,221)
 Net proceeds from issuance of common stock.............................................            2,476                    610
                                                                                                ---------              ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES............................................          283,241                501,972
                                                                                                ---------              ---------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................         (100,950)               239,594
CASH AND CASH EQUIVALENTS:
 Beginning..............................................................................          331,941                 96,480
                                                                                                ---------              ---------
 Ending.................................................................................        $ 230,991              $ 336,074
                                                                                                =========              =========




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Information as of and for the Three and Nine Months Ended
                   September 30, 1998 and 1997 is Unaudited)

NOTE 1:  BASIS OF PRESENTATION

     Interim Financial Information (unaudited): The financial statements and notes related thereto as of September 30, 1998, and for the three and nine month periods ended September 30, 1998 and 1997, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, it recommends that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the SEC on March 9, 1998.

     Reclassifications: Certain items in the December 31, 1997 balance sheet and the unaudited statement of operations for the three and nine month periods ended September 30, 1997 have been reclassified to be consistent with the presentation in the September 30, 1998 unaudited financial statements.

NOTE 2:  SUPPLEMENTAL ASSET DATA

     Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

     Trade Receivables: The composition of trade receivables, net is as follows:

                                                                September 30,              December 31,
                                                                    1998                       1997
                                                                -------------              ------------
                                                                             (In thousands)
Trade Receivables:
 Billed......................................................      $ 95,112                   $ 86,309
 Unbilled....................................................        37,354                     34,114
                                                                   --------                   --------
                                                                    132,766                    120,423
Allowance for doubtful accounts and discounts................       (12,915)                   (11,951)
                                                                   --------                   --------
                                                                   $119,851                   $108,472
                                                                   ========                   ========

     Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

     Goodwill: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $13,855,000 and $5,834,000, at September 30, 1998 and December 31, 1997, respectively.

     Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $21,589,000 and $9,158,000 at September 30, 1998 and December 31, 1997, respectively.

NOTE 3:  LONG-TERM DEBT

     On March 16, 1998, the Company completed a private offering of its 8 3/8% Senior Notes due March 15, 2008 (the "March 1998 Privately Placed Senior Notes"), for which the Company received net proceeds of approximately $291.9 million. The Company filed a registration statement with the SEC for the registration of $300 million principal amount of 8 3/8% Senior Notes due March 15, 2008 (the "March Exchange Notes," together with the March 1998 Privately Placed Senior Notes, the "March 1998 Senior Notes") to be offered in exchange for the March 1998 Privately Placed Senior Notes (the "March Exchange Offer"). The registration statement was declared effective by the SEC on May 15, 1998 and the March Exchange Offer was commenced. The March Exchange Offer expired on June 25, 1998, at which time all of the March 1998 Privately Placed Senior Notes were exchanged for the March Exchange Notes. The form and terms of the March Exchange Notes are identical in all material respects to the form and terms of the March 1998 Privately Placed Senior Notes except that (i) the March Exchange Notes have been registered under the Securities Act of 1933 (the "Securities Act") and (ii) holders of the March Exchange Notes are not entitled to certain rights under a registration agreement relating to the March 1998 Privately Placed Senior Notes. Interest on the March 1998 Senior Notes will be payable in cash semi-annually in arrears on March 15 and September 15 of each year at a rate of 8 3/8% per annum, commencing September 15, 1998. The March 1998 Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of September 30, 1998, the Company had no outstanding subordinated indebtedness and had $577.7 million outstanding indebtedness that would rank pari passu with the March 1998 Senior Notes. The March 1998 Senior Notes will mature on March 15, 2008. The March 1998 Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2003 at 104.188% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 15, 2006. In the event of certain equity investments in the Company by certain strategic investors on or before March 15, 2001, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the originally issued principal amount of the March 1998 Senior Notes at a redemption price equal to 108.375% of the principal amount of the March 1998 Senior Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 66 2/3% of the originally issued principal amount of the March 1998 Senior Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture dated as of March 16, 1998 between the Company and the United States Trust Company of New York as trustee, governing the March 1998 Senior Notes (the "March 1998 Senior Note Indenture")) of the Company, each holder of March 1998 Senior Notes shall have the right to require the Company to repurchase all or any part of such holder's March 1998 Senior Notes at a purchase price equal to 101% of the principal amount of the March 1998 Senior Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the March 1998 Senior Note Indenture).

     The March 1998 Senior Note Indenture imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

NOTE 4:  SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                          --------------------------------------
                                                                                                1998                  1997
                                                                                          ----------------       ---------------
                                                                                                      (In Thousands)
                                                                                                       (Unaudited)
Supplemental Disclosure of Cash Flow Information
 Cash payment for interest, net of interest capitalized 1998 $6,529,000;
  1997 $2,855,000.......................................................................          $29,545        $  ---
                                                                                                  =======        ===============
Supplemental Schedule of Noncash Investing and Financing Activities
 Release of 56,177 shares of Class A Common Stock from escrow to certain of the shareholders of Ruffalo, Cody & Associates, Inc. ("Ruffalo Cody")
  as additional consideration for the Company's acquisition of Ruffalo,
  Cody in July 1996.....................................................................                                  $1,347
                                                                                                                 ===============
 Capital leases incurred for the acquisition of property and equipment..................          $ 5,914                 $2,988
                                                                                                  =======        ===============
 Acquisition of F.D.S.D. Rapid City, Inc. directory:
  Cash purchase price...................................................................          $ 2,226
                                                                                                  =======
  Other intangibles.....................................................................          $ 2,226
                                                                                                  =======
 Acquisition of Bi-Rite Directories, Inc. directory:
  Cash purchase price...................................................................          $ 3,500
  Long-term debt........................................................................              190
                                                                                                  -------
                                                                                                  $ 3,690
                                                                                                  =======
  Other intangibles.....................................................................          $ 3,690
                                                                                                  =======

 Acquisition of Smart Pages, Inc. and Yellow Pages Publishers, Inc. directory:
  Cash purchase price...................................................................          $   628
  Contract payable......................................................................              628
                                                                                                  -------
                                                                                                  $ 1,256
                                                                                                  =======
  Other intangibles.....................................................................          $ 1,256
                                                                                                  =======

 Acquisition of NewCom Technologies, Inc. and NewCom OSP Services, Inc.:
  Cash purchase price...................................................................          $ 1,019
  Stock issued..........................................................................            3,217
                                                                                                  -------
                                                                                                  $ 4,236
                                                                                                  =======
  Working capital acquired, net.........................................................          $   341
  Fair value of other assets acquired, primarily property and equipment.................              906
  Goodwill..............................................................................            3,864
  Long-term debt assumed................................................................             (875)
                                                                                                  -------
                                                                                                  $ 4,236
                                                                                                  =======

 Acquisition of certain assets of Communications Cable-Laying Company, Inc.:
  Acquisition costs.....................................................................          $    78
  Stock issued..........................................................................            5,965
                                                                                                  -------
                                                                                                  $ 6,043
                                                                                                  =======

  Working capital acquired, net.........................................................             (475)
  Fair value of other assets acquired, primarily property and equipment.................              954
  Goodwill..............................................................................            5,715
  Other intangibles.....................................................................            1,341
  Long-term debt assumed................................................................           (1,492)
                                                                                                  -------
                                                                                                  $ 6,043
                                                                                                  =======

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                          --------------------------------------
                                                                                               1998                   1997
                                                                                          ---------------       ----------------
                                                                                                     (In Thousands)
                                                                                                       (Unaudited)
 Acquisition of ADCO Publishing Co., Inc. directory:
  Contract payable......................................................................          $ 8,300
  Long-term debt........................................................................              625
                                                                                                  -------
                                                                                                  $ 8,925
                                                                                                  =======
  Other intangibles.....................................................................          $ 8,925
                                                                                                  =======

 Acquisition of QST Communications, Inc.:
  Cash acquisition costs................................................................          $   151
  Cash purchase price...................................................................           20,000
                                                                                                  -------
                                                                                                  $20,150
                                                                                                  =======
  Working capital acquired, net.........................................................          $   114
  Fair value of other assets acquired, primarily property and equipment.................           11,119
  Goodwill..............................................................................            8,918
                                                                                                  -------
                                                                                                  $20,151
                                                                                                  =======

 Acquisition of Digital Communications of Iowa, Inc.:
  Cash acquisition costs................................................................                                $    29
  Stock issued..........................................................................                                  2,250
                                                                                                                        -------
                                                                                                                        $ 2,279
                                                                                                                        =======
  Working capital acquired, net.........................................................                                $   543
  Fair value of other assets acquired, principally furniture, fixtures and
   equipment............................................................................                                    658
  Goodwill..............................................................................                                  1,118
  Long-term debt assumed................................................................                                    (40)
                                                                                                                        -------
                                                                                                                        $ 2,279
                                                                                                                        =======
 Acquisition of Fronteer Financial Holdings, Ltd. directories:
  Cash purchase price...................................................................                                $ 1,500
  Contract payable......................................................................                                  1,867
  Option agreement......................................................................                                    500
                                                                                                                        -------
                                                                                                                        $ 3,867
                                                                                                                        =======
  Other intangibles.....................................................................                                $ 3,867
                                                                                                                        =======
 Acquisition of Indiana Directories, Inc. directories:
  Cash purchase price...................................................................                                $ 6,000
  Contract payable......................................................................                                  4,031
                                                                                                                        -------
                                                                                                                        $10,031
                                                                                                                        =======
  Furniture, fixtures and equipment.....................................................                                $   150
  Other intangibles.....................................................................                                  9,881
                                                                                                                        -------
                                                                                                                        $10,031
                                                                                                                        =======

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                          --------------------------------------
                                                                                               1998                   1997
                                                                                          ---------------       ----------------
                                                                                                                       v
                                                                                                     (In Thousands)
                                                                                                       (Unaudited)
 Acquisition of assets of ESI Communications, Inc.:
  Cash purchase price...................................................................                               $ 15,228
                                                                                                                       ========
  Working capital acquired, net.........................................................                               $  2,170
  Fair value of other assets acquired...................................................                                    493
  Goodwill..............................................................................                                 12,960
  Other intangibles.....................................................................                                    376
  Long-term debt assumed................................................................                                   (771)
                                                                                                                       --------
  Other intangibles.....................................................................                               $ 15,228
                                                                                                                       ========

Acquisition of Smart Pages, Inc and Yellow Pages Publishers, Inc. directories (Note 5):
  Cash purchase price...................................................................                               $    749
  Contract payable......................................................................                                  1,124
  Promissory note.......................................................................                                    100
                                                                                                                       --------
                                                                                                                       $  1,973
                                                                                                                       ========
  Customer list.........................................................................                               $    967
  Noncompete agreement..................................................................                                  1,006
                                                                                                                       --------
                                                                                                                       $  1,973
                                                                                                                       ========
 Acquisition of Consolidated Communications, Inc. (Note 5)
  Cash purchase price...................................................................                               $155,000
  Acquisition costs.....................................................................                                  3,207
  Stock issued..........................................................................                                223,675
                                                                                                                       --------
                                                                                                                       $381,822
                                                                                                                       ========
  Working capital acquired, net.........................................................                               $ 40,999
  Fair value of other assets acquired...................................................                                182,799
  Goodwill..............................................................................                                203,480
  Customer list.........................................................................                                 35,434
  Noncompete agreement..................................................................                                    713
  Long-term debt and other liabilities assumed..........................................                                (81,543)
                                                                                                                       --------
                                                                                                                       $381,822
                                                                                                                       ========

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

     On September 15, 1998, McLeodUSA Publishing acquired 2 telephone directories published by ADCO Publishing Co., Inc for a cash purchase price of approximately $8.9 million.

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

     QST Communications, Inc ("QST"): On August 21, 1998, the Company acquired all the outstanding shares of QST for approximately $20 million cash and options to acquire 245,536 shares of the Company's Class A common stock at an exercise price of the lower of $40.00 or the closing price of the Class A common stock on the day prior to the closing date of the acquisition ($37.25). This transaction is accounted for using the purchase method of accounting. The purchase price includes approximately $151,000 of cash acquisition costs.

     The acquisitions of Digital Communications, CCI, NewCom and QST have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

  The unaudited consolidated results of operations for the nine months ended September 30, 1997 on a pro forma basis as though CCI had been acquired as of the beginning of the period is as follows (in thousands, except per share data):

                                                                        1997
                                                                      --------
   Revenue........................................................    $325,900
   Net loss.......................................................     (60,686)
   Loss per common share..........................................       (0.99)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

NOTE 6:   SUBSEQUENT EVENTS

     On October 27, 1998, the Company entered into an Agreement and Plan of Reorganization with Dakota Telecommunications Group, Inc. (DTG) pursuant to which the Company agreed, subject to certain conditions, to acquire DTG for an aggregate of 1,295,000 shares of Class A Common Stock and the assumption of $30.9 million in debt.

     On October 30, 1998, the Company completed a private offering of its 9 1/2% Senior Notes due November 1, 2008, for which the Company received net proceeds of approximately $291.9 million. The Company intends to file a registration statement with the SEC for the registration of the $300 million principal amount of the 9 1/2% Senior Notes due November 1, 2008.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements included in this discussion relating, but not limited to, future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, technological changes and development of a PCS system, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in the Company's business, the ability of the Company, its major vendors, other material service providers or customers to make their computer software Year 2000 compliant by the projected deadlines and on budgeted costs, changes in the competitive climate in which the Company operates and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 9, 1998 and which section is incorporated herein by reference.

     Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

OVERVIEW

     The Company derives its revenue from (i) the sale of local, long distance and related telecommunications services to end users, typically in a "bundled" package, (ii) telecommunications network maintenance services and telephone equipment sales, service and installation, (iii) special access, private line and data services, (iv) the sale of advertising space in telephone directories,
(v) local exchange services through the operation of an independent local exchange company, Illinois Consolidated Telephone Company ("ICTC"), acquired as part of the acquisition of Consolidated Communications Inc. ("CCI") in September 1997 (the "CCI Acquisition"), (vi) telemarketing services and (vii) other telecommunications services, including cellular, operator, payphone and paging services. The Company began providing local exchange services and other telecommunications services as a result of the CCI Acquisition in September 1997, telephone directory advertising as a result of its acquisition of Telecom USA Publishing Group, Inc., now known as McLeodUSA Media Group, Inc. ("McLeodUSA Publishing") in September 1996, and telemarketing services as a result of its acquisition of Ruffalo, Cody & Associates, Inc. ("Ruffalo Cody") in July 1996.

     The Company began offering "bundled" local and long distance services to business customers in January 1994. At the end of 1995, the Company began offering, on a test basis, long distance services to residential customers. In June 1996, the Company began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of telecommunications services, marketed under the name PrimeLine(R), that includes local and long distance service, voice mail, Internet access and travel card services. Since June 1996, the Company has expanded the states in which it offers service to business customers to include Iowa, Illinois, Indiana, Minnesota, Wisconsin, North Dakota, South Dakota, Colorado, Missouri and Wyoming. The Company has also expanded its PrimeLine(R) service to certain additional cities in Iowa and Illinois and begun offering the service to customers in North Dakota, South Dakota, Wisconsin, Wyoming and Colorado. The Company plans to continue its efforts to market and provide local, long distance and other telecommunications services to business customers and market its PrimeLine(R) service to residential customers. The Company believes its efforts to market its integrated telecommunications services have been enhanced by its July 1996 acquisition of Ruffalo Cody, which specializes in direct marketing and telemarketing services, including telecommunications sales, its September 1996 acquisition of McLeodUSA Publishing, which publishes and distributes proprietary "white page" and "yellow page" telephone directories in twenty states in the Midwestern and Rocky Mountain regions of the United States, including most of the Company's target markets, and its September 1997 acquisition of CCI, including its subsidiary Consolidated Communications Directories Inc. ("CCD"), which publishes and distributes "white page" and "yellow page" telephone directories for third parties in 38 states and the United States Virgin Islands.

     In September 1997, the Company completed the CCI Acquisition. For the period beginning January 1, 1997 through September 24, 1997, CCI had revenues of $194.3 million and net income of $5.6 million. As a result of the CCI Acquisition, the Company now owns all of the former CCI subsidiaries, including ICTC, an independent local exchange carrier serving east central Illinois; Consolidated Communications Telecom Services Inc. ("CCTS"), a competitive local exchange carrier which offers integrated local, long distance and other telecommunications services in central and southern Illinois and in Indiana; CCD, a telephone directory publishing company; an operator service company; an inmate pay-phone company; a full service telemarketing agency; a majority interest in a cable television company serving customers in Greene, Sangamon and Menard counties in Illinois and Benton Harbor, Michigan; and a minority interest in a cellular telephone partnership serving parts of east central Illinois. The Company believes the CCI Acquisition has enhanced its efforts to offer its telecommunications services in adjoining target markets including its expansion into Indiana and Missouri, states where CCI provided telecommunications services.

     The Company's principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from Regional Bell Operating Companies, costs to terminate the long distance calls of the Company's customers through interexchange carriers, costs of printing and distributing the telephone directories published by McLeodUSA Publishing and CCD, costs associated with maintaining the Iowa Communications Network and costs associated with operating the Company's network. The Iowa Communications Network is a fiber optic network that links certain of the State of Iowa's schools, libraries and other public buildings. SG&A consists of sales and marketing, customer service and administrative expenses. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment; amortization of goodwill and other intangibles related to the Company's acquisitions; amortization expense related to the excess of estimated fair market value in aggregate of certain options over the aggregate exercise price of such options granted to certain officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the Regional Bell Operating Companies to the Company's local telecommunications service.

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

     The Company has experienced operating losses since its inception as a result of efforts to build its customer base, develop and construct its network infrastructure, build its internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and geographic coverage. Accordingly, the Company expects that its cost of service, SG&A and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results. As a result of the CCI Acquisition, the Company anticipates a reduction in operating losses and the generation of positive cash flows from operations in the future. The anticipated financial benefits from CCI Acquisition are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The financial benefits the Company will actually derive from the CCI Acquisition may differ materially as a result of a variety of factors, including technological, regulatory or other developments in the Company's business, the difficulty of assimilating CCI's operations and personnel, the possible inability of management to maximize the financial and strategic position of the Company through successful incorporation of CCI into the Company's operations, and the risks of entering markets in which the Company has little or no direct prior experience. In addition, the projected increases in capital expenditures will continue to generate negative cash flows from construction activities during the next several years while the Company installs and expands its fiber optic network and develops and constructs its proposed PCS system. The Company may also be forced to change its pricing policies to respond to a changing competitive environment, and there can be no assurance that the company will be able to maintain its operating margin. There can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability or positive cash flows.

     The Company has generated net operating losses since its inception and, accordingly, has incurred no income tax expense. The Company has reduced the net deferred tax assets generated by these losses by a valuation allowance, which offsets the net deferred tax asset due to the uncertainty of realizing the benefit of the tax loss carryforwards. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenue increased from $49.3 million for the three months ended September 30, 1997 to $148.6 million for the three months ended September 30, 1998, representing an increase of $99.3 million or 201%. Revenue from the sale of local and long distance telecommunications services accounted for $42.1 million of the increase, including $16.4 million contributed by CCI, which was acquired on September 24, 1997. Local exchange services generated by ICTC represented $16.8 million for the period, for which there were no corresponding 1997 revenues. Private line and data revenues accounted for $8.3 million of increased revenues over 1997, which was primarily attributable to the CCI Acquisition. Network maintenance and equipment revenue increased $2.6 million over 1997 due primarily to the acquisitions of Digital Communications of Iowa, Inc. ("Digital Communications"), ESI Communications, Inc. ("ESI Communications"), CCI and NewCom Technologies, Inc. and NewCom OSP Services, Inc. (collectively, "NewCom"). Other telecommunications revenue, which was due almost entirely to the CCI Acquisition, represented $7.1 million of the third quarter 1998 revenues with no corresponding 1997 amount. Directory revenues increased $19.5 million from the third quarter of 1997 to the third quarter of 1998 due to revenues from new directories acquired in 1998 and the acquisition of CCD on September 24, 1997. The $2.9 million increase in telemarketing revenues from the third quarter of 1997 to the third quarter of 1998 was due almost entirely to the CCI Acquisition.

     Cost of service increased from $31.0 million for the three months ended September 30, 1997, to $81.1 million for the three months ended September 30, 1998, representing an increase of $50.1 million or 162%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Digital Communications, ESI Communications, CCI and NewCom, which contributed an aggregate of $35.1 million to the increase. Cost of service as a percentage of revenue decreased from 63% for the three months ended September 30, 1997 to 55% for the three months ended September 30, 1998, as a result of the effect of these acquisitions and as a result of reductions in the cost of providing competitive local and long distance services as a percentage of competitive local and long distance telecommunications revenue, which decreased from 75% to 71% during those same periods. This decrease was primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the Regional Bell Operating Companies and reduced long distance costs resulting from migration of over 60% of customer long distance traffic to the Company's fiber optic network.

     SG&A increased from $31.9 million for the three months ended September 30, 1997 to $63.8 million for the three months ended September 30, 1998, an increase of $31.9 million or 100%. The acquisitions of Digital Communications, ESI Communications, CCI and NewCom contributed an aggregate of $20.3 million to the increase. Also contributing to this increase were increased costs of $11.6 million related primarily to expansion of selling, customer support and administration activities to support the Company's growth.

     Depreciation and amortization expenses increased from $6.4 million for the three months ended September 30, 1997 to $23.2 million for the three months ended September 30, 1998, representing an increase of $16.8 million or 265%. This increase consisted of $11.3 million related to the acquisitions of Digital Communications, ESI Communications, CCI and NewCom, and $5.5 million due primarily to the growth of the Company's network.

     Other operating expenses represented the amortization of capitalized costs associated with CCD directories in progress at the time the Company acquired CCI.

     Interest income decreased from $7.6 million for the three-month period ended September 30, 1997, to $6.6 million for the same period in 1998.

     Gross interest expense increased from $12.7 million for the third quarter of 1997 to $22.5 million for the third quarter of 1998. This increase was primarily a result of an increase in the accretion of interest on the Company's 10 1/2% Senior Discount Notes due March 15, 2007 (the "1997 Senior Discount Notes") of $860,000 and an increase of interest of $7.2 million as the result of the issuance of the Company's 9 1/4% Senior Notes due July 15, 2007 (the "1997 Senior Notes") and the 8 3/8% Senior Notes due March 15, 2008 (the "March 1998 Senior Notes"). Interest expense of approximately $2.2 million and $1.4 million was capitalized as part of the Company's construction of fiber optic network during the third quarter of 1998 and 1997, respectively. In addition, interest expense of approximately $899,000 was capitalized as part of the Company's operating facilities building construction and the Company's software development in 1998 with no corresponding amount in 1997.

     Net loss increased from $23.7 million for the three months ended September 30, 1997 to $33.0 million for the three months ended September 30, 1998, an increase of $9.3 million. This increase resulted primarily from the following three factors: the expansion of the Company's local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of the Company's networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenue increased from $131.6 million for the nine months ended September 30, 1997 to $438.6 million for the nine months ended September 30, 1998, representing an increase of $307 million or 233%. Revenue from the sale of local and long distance telecommunications services accounted for $134 million of this increase, including $52.2 million contributed by CCI. Local exchange services generated by ICTC represented $49.3 million for the period, for which there were no corresponding 1997 revenues. Private line and data revenues accounted for $23.6 million of increased revenues over 1997, which was primarily attributable to the CCI Acquisition. Network maintenance and equipment revenue increased $12.2 million over 1997 due primarily to the acquisitions of Digital Communications, ESI Communications, CCI and NewCom. Other telecommunications revenue, which was due almost entirely to the CCI Acquisition, represented $20.9 million of the revenues for the first nine months of 1998 with no corresponding 1997 amount. Directory revenues increased $58.5 million from the first nine months of 1997 to the first nine months of 1998 due to revenues from new directories acquired in 1998 and the acquisition of CCD. The $8.5 million increase in telemarketing revenues from the first nine months of 1997 to the first nine months of 1998 was due almost entirely to the CCI Acquisition.

     Cost of service increased from $77.7 million for the nine months ended September 30, 1997, to $239.2 million for the nine months ended September 30, 1998, representing an increase of $161.5 million or 208%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services and to the acquisitions of Digital Communications, ESI Communications, CCI and NewCom, which contributed an aggregate of $106.7 million to the increase. Cost of service as a percentage of revenue decreased from 59% for the nine months ended September 30, 1997 to 55% for the nine months ended September 30, 1998, as a result of these acquisitions and as a result of reductions in the cost of providing local and long distance services as a percentage of local and long distance telecommunications revenue, which decreased from 77% to 71% for those same periods. This decrease was primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the Regional Bell Operating Companies and reduced long distance costs resulting from migration of over 60% of customer long distance traffic to the Company's fiber optic network.

     SG&A increased from $86.4 million for the nine months ended September 30, 1997 to $189.6 million for the nine months ended September 30, 1998, an increase of $103.2 million or 120%. The acquisitions of Digital Communications, ESI Communications, CCI and NewCom contributed an aggregate of $66.8 million to the increase. Also contributing to this increase were increased costs of $36.4 million primarily related to expansion of selling, customer support and administration activities to support the Company's growth.

     Depreciation and amortization expenses increased from $15.7 million for the nine months ended September 30, 1997 to $63.7 million for the nine months ended September 30, 1998, representing an increase of $48.0 million or 305%. This increase consisted of $32.8 million related to the acquisitions of Digital Communications, ESI Communications, CCI and NewCom, and $15.2 million due primarily to the growth of the Company's network.

     Other operating expenses represented the amortization of capitalized costs associated with CCD directories in progress at the time the Company acquired CCI.

     Interest income increased from $18.1 million for the nine-month period ended September 30, 1997, to $19.1 million for the same period in 1998. This increase resulted from increased earnings on investments made with the remaining proceeds from the Company's debt offerings in March and July 1997 and the proceeds from the Company's offering of the 1998 Senior Notes in March 1998.

     Gross interest expense increased from $23.6 million for the first nine months of 1997 to $61.1 million for the first nine months of 1998. This increase was primarily a result of an increase in the accretion of interest on the 1997 Senior Discount Notes of $7.5 million and an increase of interest of $24.9 million as the result of the issuance of the 1997 Senior Notes and the March 1998 Senior Notes. Interest expense of approximately $5.6 million and $2.9 million was capitalized as part of the Company's construction of fiber optic network during the nine months of 1998 and the first nine months of 1997, respectively. In addition, interest expense of approximately $899,000 was capitalized as part of the Company's operating facilities building construction and the Company's software development in 1998 with no corresponding amount in 1997.

     Net loss increased from $53.6 million for the nine months ended September 30, 1997 to $93.1 million for the nine months ended September 30, 1998, an increase of $39.5 million. This increase resulted primarily from the following three factors: the expansion of the Company's local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of the Company's networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total assets increased from $1.3 billion at December 31, 1997 to $1.6 billion at September 30, 1998, primarily due to the net proceeds of approximately $291.9 million from the Company's March 1998 offering of the March 1998 Senior Notes. At September 30, 1998, the Company's current assets of $570.9 million exceeded its current liabilities of $161.5 million, providing working capital of $409.4 million, which represents an increase of $30.9 million compared to December 31, 1997 primarily attributable to the net proceeds from the March 1998 Senior Notes. At December 31, 1997, the Company's current assets of $517.8 million exceeded current liabilities of $139.3 million, providing working capital of $378.5 million.

     The net cash used in operating activities totaled $10.9 million for the nine months ended September 30, 1998 compared to net cash used in operating activities of $16.5 million for the nine months ended September 30, 1997.
During the nine months ended September 30, 1998, cash for operating activities was used primarily to fund the Company's net loss of $93.1 million for such period. The Company also required cash to fund the growth in trade receivables and deferred line installation costs of $10.1 million and $9.0 million, respectively, primarily as a result of the expansion of the Company's local and long distance telecommunications services. These uses of cash for operating activities during the nine months ended September 30, 1998, were offset by an increase in accounts payable and accrued expenses of $10.7 million and cumulative non-cash expenses of $89.6 million. During the nine months ended September 30, 1997, cash for operating activities was used primarily to fund the Company's net loss of $53.6 million for such period. The Company also required cash to fund the growth in trade receivables and deferred line installation costs of $13.5 million and $6.7 million, respectively.

     The Company's investing activities used cash of $373.2 million during the nine months ended September 30, 1998 and $245.9 million during the nine months ended September 30, 1997. The equipment required for the expansion of the Company's local and long distance telecommunications services, the Company's development and construction of its fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $204.7 million and $104.1 million during the nine months ended September 30, 1998 and 1997, respectively. The Company also used cash of $516.3 million and $107.1 million to acquire available-for-sale securities during the first nine months of 1998 and 1997, respectively, offset by proceeds from sales and maturities of available-for-sale securities of $246.1 million and $88.2 million, respectively, during those periods.

     The Company used an aggregate of $27.6 million cash during the nine months ended September 30, 1998 to acquire directories from F.D.S.D. Rapid City Directories, Inc., Bi-Rite Directories, Inc., Smart Pages, Inc. and Yellow Pages Publishers, Inc., and ADCO Publishing Co., Inc. on March 17, 1998, March 20, 1998, April 8, 1998, and September 15, 1998 respectively, and in its acquisitions of NewCom capital stock, Communications Cable-Laying Company, Inc. assets, and QST Communications capital stock in April, June and August 1998, respectively.

     The Company used cash of $180.4 million during the nine months ended September 30, 1997 to acquire Digital Communications, Fronteer, the Indiana Directories, ESI and CCI in January 1997, February 1997, March 1997, June 1997 and September 1997, respectively.

     On October 27, 1998, the Company entered into an Agreement and Plan of Reorganization with Dakota Telecommunications Group, Inc. ("DTG") pursuant to which the Company agreed, subject to certain conditions, to acquire DTG for an aggregate of 1,295,000 shares of Class A Common Stock and the assumption of $30.9 million in debt (the "DTG Transaction").

     Consummation of the DTG Transaction is subject to the satisfaction or waiver of certain conditions, including receipt of required regulatory approvals and other customary conditions, and the completion of the Company's due diligence investigation and review of DTG and its subsidiaries. There can be no assurance that the DTG Transaction will be consummated.

     Cash received from net financing activities was $283.2 million during the nine months ended September 30, 1998, primarily as a result of the Company's offering of the March 1998 Senior Notes in March 1998. Cash received from financing activities during the nine months ended September 30, 1997 was $502.0 million and was primarily obtained from the Company's offering of the 1997 Senior Discount Notes in March 1997 and the 1997 Senior Notes in July 1997.

     On October 30, 1998, the Company completed a private offering of its 9 1/2% Senior Notes due November 1, 2008 (the "October 1998 Privately Placed Senior Notes"), for which the Company received net proceeds of approximately $291.9 million. The Company intends to file a registration statement with the SEC for the registration of $300 million principal amount of 9 1/2% Senior Notes due November 1, 2008 (the "October 1998 Exchange Notes," together with the October 1998 Privately Placed Senior Notes, the "October 1998 Senior Notes") to be offered in exchange for the October 1998 Privately Placed Senior Notes (the "October 1998 Exchange Offer"). The form and terms of the October 1998 Exchange Notes are identical in all material respects to the form and terms of the October 1998 Privately Placed Senior Notes except that (i) the October 1998 Exchange Notes have been registered under the Securities Act of 1933 (the ''Securities Act'') and (ii) holders of the October 1998 Exchange Notes are not entitled to certain rights under a registration agreement relating to the October 1998 Privately Placed Senior Notes. Interest on the October 1998 Senior Notes will be payable in cash semi-annually in arrears on May 1 and November 1 each year at a rate of 9 1/2% per annum, commencing May 1, 1999. The October 1998 Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of September 30, 1998, the Company had no outstanding subordinated indebtedness and had $877.7 million outstanding indebtedness that would rank pari passu with the October 1998 Senior Notes. The October 1998 Senior Notes will mature on November 1, 2008. The October 1998 Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2003 at 106.75% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity, plus accrued and unpaid interest, on November 1, 2008. In the event of certain equity investments in the Company by certain strategic investors on or before November 1, 2001, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the originally issued principal amount of the October 1998 Senior Notes at a redemption price equal to 111.5% of the principal amount of the October 1998 Senior Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 66 2/3% of the originally issued principal amount of the October 1998 Senior Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture dated as of October 30, 1998 between the Company and the United States Trust Company of New York as trustee, governing the October 1998 Senior Notes (the "October 1998 Senior Note Indenture")) of the Company, each holder of October 1998 Senior Notes shall have the right to require the Company to repurchase all or any part of such holder's October 1998 Senior Notes at a purchase price equal to 101% of the principal amount of the October 1998 Senior Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the October 1998 Senior Note Indenture).

     The October 1998 Senior Note Indenture imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

     Continued expansion of the Company's operations, facilities, network and services will require significant capital expenditures. As of September 30, 1998, the Company estimates, based on its current business plan and projections, that its aggregate capital requirements for the remainder of 1998, 1999, 2000 and 2001 will be approximately $1.1 billion. The Company's estimated capital requirements include the projected costs of (i) developing and constructing its fiber optic network, including intra-city fiber optics networks, (ii) market expansion activities, (iii) developing, constructing and operating a PCS system, and (iv) working capital and general corporate purposes. The Company expects to fund these capital requirements with (i) approximately $291.9 million in net proceeds from the offering of the October 1998 Senior Notes, (ii) approximately $402.4 million of cash on hand and short-term investments at September 30, 1998,
(iii) a proposed $100.0 million revolving credit facility, and (iv) projected operating cash flows of the Company.

     The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates, and additional financing may be required in the event of changes in or expansion of the Company's business plan and projections, including those that may be caused by unforeseen delays, cost overruns, engineering design changes, demand for the Company's services that varies from that expected by the Company, and regulatory, technological, or competitive developments. The Company may also require additional capital, or require financing sooner that anticipated, if it changes the schedule or scope of its business plan in response to such developments or otherwise. The Company expects to evaluate potential acquisitions, joint ventures and strategic alliances on an ongoing basis, and may require additional financing if it elects to pursue any such opportunities. There can be no assurance that the Company will be able to fund its planned network deployment and operations or achieve operating profitability with its anticipated capital resources. Furthermore, there can be no assurance that any additional financing will be available on terms acceptable to the Company or at all.

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

     The Company expects to meet its additional capital needs as they arise with the proceeds from credit facilities and other borrowings, and additional debt and equity issuances. The Company has received a non-binding commitment from The Chase Manhattan Bank to lead a syndication to provide a senior secured revolving credit facility. There can be no assurance, however, that the Company will be successful in completing such credit facility on terms acceptable to the Company or at all, or that the Company will otherwise be successful in producing sufficient cash flows. Failure to generate or raise sufficient funds may require the Company to delay or abandon some of its expansion plans or expenditures, which could have a material adverse effect on the Company.

MARKET RISK

     At September 30, 1998, marketable equity securities of the Company are recorded at fair value of $28.2 million. The marketable equity securities held by the Company have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $3 million. The Company believes its exposure to market rate fluctuations on all other investments is nominal due to the short-term nature of its investment portfolio.

     The Company has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all of the Company's long-term debt obligations are fixed rate obligations.

Year 2000 Date Conversion

     The Company is currently verifying system readiness for the processing of date-sensitive information by the Company's computer systems. The Year 2000 problem impacts computer programs and hardware timers using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive functions may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures.

     The Company is reviewing its information technology ("IT") and non-IT computer systems and programs to determine which are not capable of recognizing the Year 2000 and to verify system readiness for the millennium date. The review includes consideration of:

(1)    awareness and communication,
(2) inventory of systems hardware, software and data interfaces and confirmation with key vendors of Year 2000 readiness,
(3) identification of mission-critical components for both internal systems and vendor and third-party relations,
(4)    estimated costs for remediation,
(5)    estimated dates of compliance,
(6)    correction/remediation,
(7)    replacement activities,
(8)    testing and verification,
(9)    implementation,
(10)   development of contingency plans and
(11)   training for contingency plans.

     The Company is considering these areas for each of its major operating business units. As of October 22, 1998, the Company has completed more than 85% of the activities required to conclude the first three areas and more than 55% of the activities required to conclude the fourth and fifth areas. The Company is in the initial stages of activities required for review of the remaining areas.

     The Company currently estimates its Year 2000 readiness costs will not exceed $11.5 million. These costs generally are expensed as incurred. These costs are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Many statements contained in this description of the Company's Year 2000 activities are forward-looking statements that involve risks and uncertainties. Actual results, performance and effects of Year 2000 activities described in such forward-looking statements may differ materially from actual results, performance and effects in the future due to the interrelationship and interdependence of computer systems of the Company, its vendors and other third-parties.

     The Company has not yet fully identified its most reasonably likely worst case Year 2000 scenarios. The Company continues to contact its vendors, suppliers and third parties with which it has a material relationships, regarding the state of readiness. Until the Company has received and analyzed substantial responses from those entities, it will have difficulty determining its worst case scenarios.

     The Company has begun to develop contingency plans to handle worst case scenarios, to the extent they can be identified fully. The Company intends to complete its contingency planning after determination of worst case scenarios is
complete.   Completion of these activities depends upon responses to
substantially all of the inquiries it has made of its major vendors, material service providers and third parties with which it has a material relationship. The Company has also begun work on contingency plans for certain systems identified as critical to operations.

          While the Company's efforts are designed to be successful, because of the complexity of the Year 2000 issues and the interdependence of organizations using computer systems, there can be no assurance that the Company's efforts or those of a third party with which the Company interacts will be satisfactorily completed in a timely fashion. If the Company, its major vendors, other material service providers or customers, fail to address the Year 2000 issues in a timely manner, such failure could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is dependent on Regional Bell Operating Companies to provide most of its local and some of its long distance services. To the extent Ameritech Corporation, SBC or U S WEST fail to address Year 2000 issues which might interfere with the ability of those companies to fulfill their obligations to the Company, such interference could have a material adverse effect on the Company's future operations.

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

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than the Company's 1999 fiscal year. The Company plans to modify its method of capitalization of such costs by adopting this statement prospectively on January 1, 1999. The Company is currently evaluating this statement but does not expect to have a material impact on its financial condition or results of operations.

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

     The Company is dependent on the Regional Bell Operating Companies for provision of its local and certain of its long distance services. As of the date hereof, U S WEST, Southwestern Bell Telephone Company (SBC) and Ameritech are the Company's sole suppliers of access to incumbent local central office switches or, in the case of customers served in central Illinois, to local lines. The Company uses such access to partition the local switch or transmit traffic over unbundled local line segments (loops) and thereby provide local service to its customers.

     The Company typically purchases access to local switches in the form of a product generally known as "Centrex." Without such access, the Company could not, as of the date hereof, provide bundled local and long distance services to most of its customers, although it could provide stand-alone long distance service. Since the Company believes its ability to offer bundled local and long distance services is critical to its current sales efforts, any successful effort by U S WEST, Ameritech or SBT to deny or substantially limit the Company's access to partitioned switches would have a material adverse effect on the Company.

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

     In addition to the U S WEST Centrex Action, U S WEST has taken other measures that may impede the Company's ability to use Centrex service to provide its competitive local exchange services. For example, in January 1997, U S WEST proposed to implement certain interconnection surcharges in several of the states in its service region. On February 20, 1997, the Company and several other parties filed a petition with the Federal Communication commission (FCC) objecting to U S WEST's proposal. The petition was based on Section 252(d) of the Telecommunications Act, which governs the pricing of interconnection and network elements. The Company believes that U S WEST's proposal is an unlawful attempt to recover costs associated with the upgrading of U S WEST's network, in violation of Section 252 of the Telecommunications Act. U S WEST filed an opposition to the Company's petition with the FCC on March 3, 1997. The matter remains pending before the FCC and various state public utilities commissions.

     There can be no assurance that the Company will ultimately succeed in its remaining legal challenges to the U S WEST Centrex Action or other actions by U S WEST that have the effect of preventing or deterring the Company from using Centrex service, or that these actions by U S WEST, or similar actions by other Regional Bell Operating Companies, will not have a material adverse effect on the Company. In any jurisdiction where U S WEST prevails, the Company's ability to offer integrated telecommunications services would be impaired, which could have a material adverse effect on the Company.

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

     WIRELINE COMPETITION.   In May 1998, each of U S WEST and Ameritech
announced that it had entered into a marketing arrangement with Qwest Communications International Inc. ("Qwest"). The FCC has ruled that each of these arrangements constitutes the provision of long distance services by U S West or Ameritech, respectively, in contravention of the Telecommunications Act. The FCC's decision has been appealed by U S West, Ameritech and Qwest. The ability of U S West, Ameritech or other competitors of the Company to enter into and operate such arrangements could put the Company at a significant disadvantage.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 21, 1998, the Company acquired all the outstanding shares of QST Communications, Inc. ("QST") for approximately $20 million cash and options to acquire 245, 536 shares of the Company's Class A common stock at an exercise price of the lower of $40.00 or the closing price of the Class A common stock on the day prior to the closing date of the acquisition ($37.25). The purchase price includes approximately $151,000 of cash acquisition costs.

     This issuance of securities was made in reliance on the exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act as a transaction by an issuer not involving any public offering. The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the option agreement, and will be affixed to any share certificates recieved upon the exercise of such stock option.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

EXHIBIT NUMBER      EXHIBIT DESCRIPTION
--------------      -------------------

11.1                Statement regarding computation of loss per common share.

27.1                Financial Data Schedule.

99.1                Press Release dated July 27, 1998.

99.2 Press Release dated September 2, 1998 (Filed as exhibit 99.4 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).

99.3 Press Release dated October 22, 1998 (Filed as exhibit 99.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).

99.4 Press Release dated October 22, 1998 (Filed as exhibit 99.2 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).

99.5 Press Release dated October 27, 1998 (Filed as exhibit 99.3 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).

99.6 Press Release dated October 28, 1998 (Filed as exhibit 99.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).

           (b)  Reports on Form 8-K

     On October 29, 1998, the Company filed a Current Report on Form 8-K which reported that the Company proposed to make a private offering of October 1998 Senior Notes, announced a definitive agreement to acquire Dakota Telecommunications Group, Inc and announced the Company's executive realignment. The Company also filed on October 29, 1998 a second Current Report on Form 8-K which announced the Company's third quarter results for 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MCLEODUSA INCORPORATED
                                    (registrant)


Date:  November 13, 1998            By:      /s/ Stephen C. Gray
                                       -----------------------------------
                                                   Stephen C. Gray
                                       President and Chief Operating Officer



Date:  November 13, 1998            By:       /s/ J. Lyle Patrick
                                       -----------------------------------
                                                   J. Lyle Patrick
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
 EXHIBIT                                                                               NUMBERED
 Number        EXHIBIT DESCRIPTION                                                       Page
 -------       -------------------                                                   ------------
   11.1        Statement regarding computation of loss per common share.
   27.1        Financial Data Schedule.
   99.1        Press Release dated July 27, 1998
   99.2        Press Release dated September 2, 1998 (Filed as exhibit 99.4 to the
               Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).
   99.3        Press Release dated October 22, 1998 (Filed as exhibit 99.1 to the
               Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).
   99.4        Press Release dated October 22, 1998 (Filed as exhibit 99.2 to the
               Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).
   99.5        Press Release dated October 27, 1998 (Filed as exhibit 99.3 to the
               Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).
   99.6        Press Release dated October 28, 1998 (Filed as exhibit 99.1 to the
               Current Report on Form 8-K, File No. 0-20763, filed with the Commission on October 29, 1998).