Form 10-K
period 1998-12-31
MCLEODUSA INC
filed 1999-03-24
CIK 919943

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

          [X]      Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

                                       OR

          [ ]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the transition period from ______ to ______

                        Commission File Number:  0-20763

                             McLEODUSA INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    42-1407240
-------------------------------                    --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

      McLeodUSA Technology Park
    6400 C Street SW, P.O. Box 3177
          Cedar Rapids, IA                             52406-3177
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (319) 364-0000

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 22, 1999 is $1,102,713,924. */
                                  -

  The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:


  Class A common stock, par value $.01 per share, outstanding as of March 22, 1999: 68,630,796



                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

                                      None

--------------
*/  Solely for the purposes of this calculation, all directors and executive
-
officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                               TABLE OF CONTENTS

Page
----

PART I       Item 1.   Business.............................................   1
             Item 2.   Properties...........................................  30
             Item 3.   Legal Proceedings....................................  30
             Item 4.   Submission of Matters to a Vote of Security Holders..  31

PART II      Item 5.   Market for Registrant's Common Equity and
                       Related Stockholder Matters..........................  32
             Item 6.   Selected Financial Data..............................  34
             Item 7.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................  36
             Item 7A.  Quantitative and Qualitative Disclosures
                       About Market Risk....................................  48
             Item 8.   Financial Statements and Supplementary Data..........  48
             Item 9.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure..................  48

PART III     Item 10.  Directors and Executive Officers of the Registrant...  50
             Item 11.  Executive Compensation...............................  55
             Item 12.  Security Ownership of Certain Beneficial Owners
                       and Management.......................................  58
             Item 13.  Certain Relationships and Related Transactions.......  63

PART IV      Item 14.  Exhibits, Financial Statement  Schedules, and
                       Reports on Form 8-K..................................  65

GLOSSARY....................................................................  74

SIGNATURES..................................................................  77

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................. F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULES........................................ S-1


                                      (i)

     Unless the context suggests otherwise, references in this Form 10-K to "we," "us," "our" and "McLeodUSA" mean McLeodUSA incorporated and its subsidiaries and predecessors. Unless otherwise indicated, dollar amounts over $1 million have been rounded to one decimal place and dollar amounts less than $1 million have been rounded to the nearest thousand. Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading "Business--Risk Factors" and throughout this Form 10-K. See the "Glossary" appearing at page 74 for definitions of some of the terms used in this Form 10-K.

                                     PART I

Item 1.  Business.

Overview

     We provide communications services to business and residential customers in the Midwestern and Rocky Mountain regions of the United States. Our communications services include local, long distance, Internet access, data, voice mail and paging, all from a single company on a single bill. We believe we are the first communications provider in most of our markets to offer one-stop shopping for communications services tailored to customers' specific needs.

     Our approach makes it easier for both our business and our residential customers to satisfy their communications needs. It also allows businesses to receive customized services, such as competitive long distance pricing and enhanced calling features, that might not otherwise be directly available on a cost-effective basis. As of December 31, 1998, we served over 397,600 local lines in 269 cities and towns.

     In addition to our core business of providing competitive local, long distance and related communications services, we also derive revenue from:

  .  sale of advertising space in telephone directories
  . traditional local telephone company services in east central Illinois and southeast South Dakota
  .  special access, private line and data services
  .  communications network maintenance services
  .  telephone equipment sales, leasing, service and installation
  .  video services
  .  telemarketing services
  .  computer networking services
  . other communications services, including cellular, operator, payphone, mobile radio and paging services

     In most of our markets, we compete with the incumbent local phone company by leasing its lines and switches. In other markets, primarily in east central Illinois and southeast South Dakota, we operate our own lines and switches. We provide long distance services by using our own communications network facilities and leasing capacity from long distance and local communications providers. We are constructing fiber optic communications networks in Iowa, Illinois, Wisconsin, Indiana, Missouri, Minnesota, South Dakota, North Dakota, Colorado and Wyoming to carry additional communications traffic on our own network.

     The following chronology highlights some of the important events in the development of our business:


           Date                                     Event
---------------------------  ---------------------------------------------------
June 1991                    McLeodUSA was incorporated in Iowa as "McLeod
                             Telecommunications, Inc."

November 1992                McLeodUSA began operations, providing fiber optic
                             maintenance services for the Iowa Communications
                             Network. The Iowa Communications Network is a fiber optic communications network that links many of the State of Iowa's schools, libraries and other public buildings.

August 1993                  McLeodUSA was reincorporated in the State of
                             Delaware.

December 1993                One of our wholly owned subsidiaries, McLeodUSA
                             Telecommunications Services, Inc., received regulatory approvals in Iowa and Illinois to offer local and long distance services.

January 1994                 McLeodUSA began providing local and long distance
                             services in Iowa and Illinois.

April 1995                   McLeodUSA acquired MWR Telecom, Inc., a
                             competitive access provider in Des Moines, Iowa.

June 1996                    McLeodUSA completed its initial public offering of
                             Class A common stock.

July 1996                    McLeodUSA acquired Ruffalo, Cody & Associates,
                             Inc., a telemarketing company.

September 1996               McLeodUSA acquired TelecomUSA Publishing Group,
                             Inc. (now known as McLeodUSA Media Group, Inc.), a telephone directory company.

April and June 1997          The Federal Communications Commission awarded
                             McLeodUSA a total of 26 "D" and "E" block frequency personal communications services ("PCS") licenses for approximately $32.8 million.

May 1997 McLeodUSA changed its name from "McLeod, Inc." to "McLeodUSA Incorporated."

July 1997                    The FCC awarded McLeodUSA four wireless
                             communications services ("WCS") licenses.

September 1997               McLeodUSA acquired Consolidated Communications
                             Inc. ("CCI"), a diversified telecommunications holding company offering a variety of communications products and services, including local exchange and long distance services and telephone directory publishing. As part of the acquisition of CCI, McLeodUSA acquired one additional "E" block frequency PCS license.


     As of the date hereof, we offer communications services to business and residential customers in Iowa, Illinois, North Dakota, South Dakota, Wisconsin and Colorado. We also offer communications services to business customers in a number of markets in Minnesota, Missouri, Indiana, and Wyoming. Over the next several years, depending on competitive and other factors, we intend to offer communications services in Idaho, Montana, Nebraska and Utah. We offer long distance service in 48 states in the continental United States.

     Our 27 PCS licenses cover areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota, encompassing approximately 110,000 square miles and a population of approximately 6.9 million. We plan to offer PCS or other wireless services as part of our communications services by building a wireless network, entering into strategic acquisitions or alliances, or employing a combination of these methods. Our four WCS licenses cover the Major Economic Areas of Milwaukee, Wisconsin, Minneapolis/St. Paul, Minnesota, Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska. We intend to use the frequency blocks covered by these licenses to provide fixed services, such as wireless local loop, Internet access or meter reading. See "--Proposed Wireless Services," "-- Regulation" and "--Risk Factors--We May Not Succeed in Developing or Making a Profit from Wireless Services."

     The statements in the foregoing paragraphs about our expansion plans and proposed wireless services are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and our actual geographic expansion and services may differ materially from that indicated by our current plans, in each case as a result of a variety of factors, including:

     .  the availability of financing and regulatory approvals
     .  the number of potential customers in a target market
     .  the existence of strategic alliances or relationships
     . technological, regulatory or other developments in our business . changes in the competitive climate in which we operate
     .  the emergence of future opportunities.

     Our principal executive offices are located at McLeodUSA Technology Park, 6400 C Street SW, P.O. Box 3177, Cedar Rapids, Iowa 52406-3177, and our main phone number is (319) 364-0000.

Recent Transactions

     Acquisition of Talking Directories and Info America. On February 10, 1999, we acquired Talking Directories, Inc., a Michigan corporation, for an aggregate of 2,556,390 shares of our Class A common stock. In a related and concurrent transaction, on February 10, 1999, we also acquired Info America Phone Books, Inc., a Michigan corporation, for an aggregate of 1,203,007 shares of our Class A common stock. We also paid approximately $27 million of the outstanding obligations of Talking Directories and Info America at the time of these transactions.

     Talking Directories and Info America are related companies, headquartered in Grand Rapids, Michigan, that together publish and distribute proprietary "white page" and "yellow page" telephone directories primarily in Michigan and northwestern Ohio. In 1998, Talking Directories and Info America collectively published and distributed approximately 2.6 million copies of 19 telephone directories. As of December 31, 1998, Talking Directories had 257 employees and Info America had no employees.

     The Ovation Merger Agreement. On January 7, 1999, we entered into an Agreement and Plan of Merger with Ovation Communications, Inc., a Delaware corporation, and several stockholders of Ovation by which Ovation will be merged with and into a newly formed wholly owned subsidiary of McLeodUSA. As a result of the Ovation merger, (1) each share of Ovation's preferred stock will be converted into the right to receive cash, and (2) each share of Ovation's common stock will be converted, at the election of the stockholder, into the right to receive cash or shares of our Class A common stock. The amount of cash into which each share of Ovation's preferred stock will be converted and the amount of cash or number of shares of Class A common stock into which each share of Ovation's common stock will be converted will be determined immediately before completion of the Ovation merger based on formulas specified in the Ovation merger agreement. We estimate that we will be required to issue approximately
5.1 million shares of our Class A common stock and to pay approximately $141 million cash to effect the Ovation merger. We will also assume approximately $95 million in Ovation debt. In addition, under the terms of the Ovation merger agreement, each option to purchase Ovation common stock issued under Ovation's stock option plan will become or be replaced by an option to purchase a number of shares of our Class A common stock equal to the number of shares of Ovation common stock that could have been purchased (assuming full vesting) under the Ovation stock option multiplied by the exchange ratio used to convert Ovation common stock into Class A common stock.

     Consummation of the Ovation merger is subject to the satisfaction of several conditions. Stockholders of Ovation holding in the aggregate approximately 94% of the voting power attributable to Ovation's common stock and preferred stock have agreed to vote all of their shares in favor of the Ovation merger at a meeting of the stockholders of Ovation.

     In connection with the execution of the Ovation merger agreement, we entered into a revolving credit agreement with Ovation by which we agreed to lend Ovation up to $20 million on a senior subordinated unsecured basis. In addition, several Ovation stockholders agreed through December 31, 2001 to restrictions on their ability to transfer the shares of Class A common stock they will receive in the Ovation merger. See "Security Ownership of Certain Beneficial Owners and Management--Investor Agreement and Stockholders' Agreements."

     Ovation is a diversified communications services company serving business customers primarily in larger metropolitan areas in Minnesota, Illinois and Wisconsin (such as Minneapolis/St. Paul, Chicago and Milwaukee) and in small to mid-sized cites in Michigan. Ovation provides the following services:

     .  local and network access

     .  competitive local exchange

     .  incumbent local exchange

     .  long distance

     .  voice mail, teleconferencing and calling card

     .  Internet access

     As of December 31, 1998, Ovation served approximately 32,650 business local lines and 12,900 residential local lines to approximately 2,900 business customers and 11,750 residential customers in 135 cities and towns. Ovation had 1998 revenues of $21.5 million, including revenues received between October 1, 1998 and December 31, 1998 as a result of Ovation's acquisition of BRE Communications, L.L.C. d/b/a Phone Michigan on October 1, 1998. As of December 31, 1998, Ovation had four switches, approximately 564 miles of fiber optic communications network and 384 employees.

                                  ___________


     We have obtained information regarding Talking Directories, Info America and Ovation from each of these companies, respectively. Although we believe this information is reliable, it has not been independently verified. The financial information about each of these companies is unaudited.

     Recent Financings. On February 22, 1999, we completed a private offering of $500 million aggregate principal amount of our 8 1/8% senior notes due February 15, 2009, yielding net proceeds of approximately $487.8 million. The 8 1/8% senior notes accrue interest at a rate of 8 1/8% per annum payable in cash semi-annually in arrears on February 15 and August 15 of each year, starting August 15, 1999.

     As of December 31, 1998, we estimated, based on our business plan, capital requirements and growth projections as of that date, our aggregate capital requirements through 2001 would be $1.4 billion. Our estimated aggregate capital requirements include the projected cost of:

     . building our fiber optic communications network, including intra-city fiber optic communications networks

     .  expanding operations in existing and new markets

     .  developing wireless services

     .  funding general corporate purposes

     .  completing recent and pending acquisitions

     . constructing, acquiring, developing or improving telecommunications assets

     The estimated costs and incremental capital needs associated with the acquisitions of Talking Directories, Info America and Ovation are included in our estimated aggregate capital requirements.

     We expect to use the following to address our capital needs:

     . approximately $487.8 million in net proceeds from our offering of 8 1/8% senior notes

     . approximately $591.7 million of cash and investments on hand at December 31, 1998

     .  additional issuances of debt or equity securities

     .  projected operating cash flow

     The actual amount and timing of our future capital requirements is subject to risks and uncertainties and may differ materially from our estimates. Accordingly, we may need additional capital to continue to expand our markets, operations, facilities, network and services. See "Risk Factors Failure to Raise Necessary Capital Could Restrict Our Ability to Develop Our Network and Services and Engage in Strategic Acquisitions."

Business Strategy

     We want to be the leading and most admired provider of communications services in our markets. To achieve this goal, we are:

     . aggressively capturing customer share and generating revenue using leased communications network capacity

     .  concurrently building our own communications network

     . migrating customers to our communications network to provide enhanced services and reduce operating costs

     The principal elements of our business strategy are to:

     Provide integrated communications services. We believe we can rapidly penetrate our target markets and build customer loyalty by providing an integrated product offering to business and residential customers.

     Build customer share through branding. We believe we will create and strengthen brand awareness in our target markets by branding our communications services with the trade name McLeodUSA in combination with the distinctive black-and-yellow motif of our telephone directories.

     Provide outstanding customer service. Our customer service representatives are available 24 hours a day, seven days a week, to answer customer calls. Our customer-focused software and systems allow our representatives immediate access to our customer and network data, enabling a rapid and effective response to customer requests.

     Emphasize small and medium sized businesses. We primarily target small and medium sized businesses because we believe we can rapidly capture customer share by providing face-to-face business sales and strong service support to these customers.

     Expand our fiber optic communications network. We are building a state-of-the-art fiber optic communications network to deliver multiple services and reduce operating costs.

     Expand our intra-city fiber optic communications network. Within selected cities, we plan to extend our network directly to our customers' locations. This will allow us to provide expanded services and reduce the expense of leasing communications facilities from the local exchange carrier.

     Explore acquisitions and strategic alliances. We plan to pursue acquisitions, joint ventures and strategic alliances to expand or complement our business.

     Leverage proven management team. Our executive management team consists of veteran telecommunications managers who successfully implemented similar customer-focused telecommunications strategies in the past.

Market Potential

     The telecommunications industry is undergoing substantial changes due to statutory, regulatory and technological developments. We believe that we are well-positioned to take advantage of these fundamental changes.

     Wireline Services.   The market for local exchange services consists of a
number of distinct service components, including:

     . local network services, which generally include basic dial tone, local area charges, enhanced calling features and private line services (dedicated for a customer's use between locations)

     . network access services, which consist of access provided by local exchange carriers to long distance communications network carriers

     . short-haul long distance communications network services, which include intraLATA long distance calls and private lines

     . other varied services, including operator services, Internet access, calling cards, publication of "white page" and "yellow page" telephone directories and the sale of business telephone equipment.

     Industry sources have estimated that the 1999 aggregate revenues of all local exchange carriers will approximate $102 billion. Until recently, there was little competition in the local exchange markets, particularly for local network and network access services.

     Before 1984, AT&T largely monopolized local and long distance telephone services in the United States. In 1984, as the result of a court decree, AT&T was required to divest its local telephone systems (the "Divestiture"), which created the present structure of the telecommunications industry in the U.S.
The Divestiture and subsequent related proceedings divided the country into 201 Local Access and Transport Areas ("LATAs"). As part of the Divestiture, AT&T's former local telephone systems were organized into seven (now five, as a result of industry consolidation) independent regional Bell operating companies. Regional Bell operating companies were given the right to provide local telephone service, local access service and intraLATA long distance service, but were prohibited from providing interLATA service. AT&T retained its long distance services operations. The separation of the regional Bell operating companies from AT&T's long distance business created two distinct telecommunications market segments: local exchange and long distance. The Divestiture decreed direct, open competition in the long distance segment, but continued the regulated monopoly environment in local exchange services.

     Subsequently, several factors began to promote competition with respect to local exchange services, including:

     . growing customer demand for an alternative to the local exchange carrier monopoly, spurred partly by the development of competitive activities in the long distance market

     . advances in the technology for transmission of voice, data and video requiring greater capacity and reliability levels than many local exchange carrier networks, which principally are copper-based, can accommodate

     . the development of fiber optic and digital electronic technology, which reduced communications network construction costs while increasing transmission speeds, capacity and reliability compared to the older copper-based network typically employed by the existing local exchange carriers

     . the significant access charges long distance carriers are required to pay to local exchange carriers to access the local exchange carriers' networks

     . statutory and regulatory initiatives in the telecommunications industry permitting and promoting competition in the local exchange market.

     Opportunities to compete in the local exchange market expanded substantially on February 8, 1996, when the Telecommunications Act of 1996 was enacted. The Telecommunications Act of 1996 eliminated state legal prohibitions against local exchange competition and requires incumbent local exchange carriers to allow other providers of telecommunications services to purchase elements of their local communications network offerings and to interconnect with their communications facilities and equipment. Most significantly, it requires the incumbent local exchange carriers to complete local calls originated by our customers and transferred or connected by us using our own communications network facilities, and to deliver inbound local calls to us for connection to our customers, assuring our customers of unimpaired local calling ability. In addition, local exchange carriers are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Local exchange carriers also are required to allow competitors non-discriminatory access to local exchange carrier poles, conduit space and other rights-of-way.

     We believe that these requirements are likely, when fully implemented, to increase competition among providers of local communications services and simplify the process of switching from incumbent local exchange carrier services to those offered by competitive local exchange carriers. The Telecommunications Act of 1996 also offers important benefits to the regional Bell operating companies, however, such as the ability to provide interLATA long distance services under specified conditions. The process of implementing the Telecommunications Act of 1996 is still incomplete, and important questions remain unresolved. See "--Regulation".

     A number of states have also taken regulatory and legislative action to open local communications markets to various degrees of competition. We expect that continuing pro-competitive regulatory changes, together with increasing customer demand, will create more opportunities for competitive service providers to introduce additional services, expand their networks and address a larger customer base. However, we cannot assure you that government actions to implement local telephone competition will be as complete or as timely as we require to implement our business plans.

     Wireless Services. Demand for wireless communications has grown rapidly over the past decade. According to the Cellular Telecommunications Industry Association ("CTIA"), the number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to an estimated 61 million as of June 30, 1998, with a compound annual growth rate of approximately 40% from 1990 through 1997. Wireless communication revenues for the 12-month period ended June 30, 1998 are estimated by CTIA to have totaled over $29.6 billion, a 16% increase over the prior 12-month period. We believe that the demand for wireless communications will continue to grow dramatically, and that PCS will capture a significant share of the wireless market, due to anticipated declines in costs of service, increased function versatility, and increased awareness of the productivity, convenience and safety benefits associated with such services. We also believe the rapid growth of notebook computers and personal digital assistants, combined with emerging software applications for wireless delivery of electronic mail, fax and database searching, will further stimulate demand for wireless service. In addition, we expect future competition between wireline local exchange carriers and wireless service providers as "wireless local loop" technology and reduced wireless rates facilitate migration of wireline minutes to wireless carriers.

Current Products and Services

     We derive our revenue from:

     . our core business of providing local, long distance and related communications services to end users, typically in a bundled package

     .    the sale of advertising space in telephone directories

     . traditional local telephone company services through the operation of Illinois Consolidated Telephone Company ("ICTC") in east central Illinois and Dakota Telecommunications Group, Inc. in southeast South Dakota

     .    special access, private line and data services

     .    communications network maintenance services

     .    telephone equipment sales, leasing, service and installation

     .    video services

     .    telemarketing services

     .    computer networking services

     . other communications services, including cellular, operator, payphone and paging services

     For the year ended December 31, 1998, we derived 44% of our total revenues from our core business of providing local, long distance and related communications services, 24% from the sale of advertising space in telephone directories, and 11% from traditional local telephone company services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

     Integrated Communications Services.

     Overview. As of December 31, 1998, we provided service, on a retail basis, to over 397,000 local lines in our markets, primarily to small and medium sized business customers and to residential customers. Since beginning sales activities in January 1994, we have increased our revenue from the sale of local and long distance telecommunications services from $4.6 million for the year ended December 31, 1994 to $267.4 million for the year ended December 31, 1998.

     In order to provide local communications services to most of our business and residential customers in Iowa, Minnesota, North Dakota, South Dakota, Colorado, Wisconsin, and Illinois, we purchase "Centrex" services through various resale, interconnection and retail rate stability agreements with U S WEST Communications, Inc. for our customers located in U S WEST's service territories and Ameritech Corporation for most of our customers located in Ameritech's service territories. These "Centrex" agreements allow us to partition part of the central office switching equipment serving the communities in which we provide local services, which allows us to aggregate lines, have control over several characteristics of those lines and provide a set of standard features on them. Our customers' telephone lines and numbers are assigned to our portion of the switch. U S WEST or Ameritech, as the case may be, bills us for all the lines assigned to our customers and provides us with call detail reports, which enable us to verify our customers' bills for both local and long distance service. These Centrex agreements protect us from unilateral rate increases until 2002 or 2003, depending on the state. We believe that our Centrex-based local services are superior to a standard business or residential telephone line, since we can offer features, such as three-way calling, consultation hold and call transfer, at no extra charge. Other custom calling features are available at additional cost. Because we also purchase the "Centrex Management System" and the "Centrex Mate Service" from U S WEST and Ameritech, respectively, our personnel have on-line access to U S WEST and Ameritech facilities and may make changes to the customers' services electronically and quickly.

     In Missouri, we have an interconnection agreement with Southwestern Bell Telephone Company that allows us to provide local service by leasing individual lines and switches from Southwestern Bell for resale to our customers. This interconnection agreement provides for a wholesale discount from the prevailing Southwestern Bell retail price, but does not allow us to partition a portion of Southwestern Bell's switching equipment as with Centrex services. As of the date hereof, we are renegotiating the terms of this interconnection agreement with Southwestern Bell.

     In addition, in order to provide integrated communications services to many of our business and residential customers in central Illinois and in the Indianapolis, Indiana metropolitan area, we use our own switching equipment and communications network facilities together with unbundled local "loop" elements of Ameritech's telecommunications network that we purchase through interconnection agreements. In Cedar Rapids, Iowa and southeast South Dakota, we also provide communications services to some of our business and residential customers using only our own lines and communications network facilities.

     We provide most of our long distance service by purchasing communications network capacity, in bulk, from national long distance carriers, and routing our customers' long distance traffic over this capacity. In some service areas, we also carry long distance traffic on our own network facilities.

     Business Services. End-user business customers can obtain local, long distance and ancillary services, such as three-way calling and call transfer, directly from us in each of the cities and towns in which we offer communications services today.

     We generally offer business customers our integrated local communications services at prices that are similar to the published retail rates for basic business service provided by the incumbent local exchange carrier. We offer our business customers a flat rate or a negotiated rate for long distance service consistent with their particular needs and within the guidelines of our filed tariffs. These rates are not subject to increase for the duration of the term selected by the customer. We also offer some of our business customers long distance rates calculated by totaling their monthly calls and comparing the total charges that would be applicable to such calls under different pricing plans of the major long distance carriers. The customer is then billed an amount equal to the approximate lowest monthly charges among these plans, minus any discount to which the customer may be entitled as a result of having made a long-term commitment to use our services.

     Business customers previously served by CCI were on different long distance rate plans. We are transitioning these customers to our most appropriate rate plan consistent with their needs. Furthermore, in some states, including states outside of our target markets, we offer business customers long distance service only, in order to enhance our ability to attract business customers that have offices outside of our target markets.

     Residential Services. We introduced our PrimeLine(R) service in 1996 and now offer that service to residential and small business customers in various cities and towns in Iowa, Illinois, North Dakota, South Dakota, Wisconsin, Wyoming and Colorado. Our basic PrimeLine(R) service includes local and long distance telephone service, as well as enhanced features such as three-way calling, call transfer and consultation hold. Paging, voice mail, Internet access and travel card services are also available at the customer's option as part of our PrimeLine(R) service. We generally price our basic PrimeLine(R) local service slightly higher than the rates for basic local service offered by the incumbent local exchange carrier since our basic PrimeLine(R) local service includes enhanced features that are not typically provided as part of the incumbent local exchange carrier's basic local service. Our customers can add paging, voice mail and Internet access services to their basic PrimeLine(R) service at incremental rates designed to be no higher than separately purchasing these services from other companies. We generally offer our PrimeLine(R) customers a choice of either long distance rates that vary with the time of the call or flat-rate long distance pricing applicable 24 hours a day, seven days a week.

     Directory Services. In 1998, we published 156 proprietary "white page" and "yellow page" telephone directory titles and distributed approximately 14.2 million copies of these directories to local telephone subscribers in 21 states in the Midwestern and Rocky Mountain regions of the United States, including most of our target markets. We also published 287 "white page" and "yellow page" telephone directory titles for other companies and distributed approximately 4 million copies of these directories to local telephone subscribers in 38 states and the U.S. Virgin Islands. Our telephone directory services generated 1998 revenues of approximately $144.9 million, primarily from the sale of advertising space in the directories.

     Many of our telephone directories serve as "direct mail" advertising because they contain information on how to contact us and detailed product descriptions and step-by-step instructions on the use of our telecommunications products. In addition, we believe that our directories' distinctive black-and-yellow motif combined with the trade name McLeodUSA strengthens brand awareness in our markets. See "--Sales and Marketing."

     Traditional Local Telephone Services. Through ICTC and Dakota Telecommunications, we provide regulated incumbent local exchange telephone service to subscribers in central Illinois and southeast South Dakota.

     ICTC operates in 37 exchanges, or service areas, the largest of which are in Mattoon, Charleston, and Effingham, Illinois. As of December 31, 1998, ICTC had over 91,000 local access lines in its existing service areas. ICTC offers a broad range of local exchange services, including long distance carrier access service, intraLATA toll service, local telephone service, local paging service, national directory assistance, and equipment leasing. Local telephone service consists of furnishing a dial tone to local subscribers, at which time subscribers can make a local call or a long distance call. ICTC also offers most of its local telephone subscribers custom calling features such as call waiting, call forwarding, conference calling, speed dialing, caller identification, and call blocking. The rates for these and other local exchange services are regulated by the Illinois Commerce Commission and the FCC. To provide these services, ICTC owns and operates three central office switches and 33 remote switches.

     As of December 31, 1998, Dakota Telecommunications served approximately 7,350 local service access lines in 13 telephone exchanges in southeastern South Dakota. Dakota Telecommunications provides a full range of communications products and services, including local dial tone and enhanced services, local private line and public telephone services, dedicated and switched data transmission services, long distance telephone services, operator assisted calling services, Internet access and related services.

     Special Access, Private Line and Data Services. We provide, on a private carrier basis, a wide range of special access, private line and data services to our long distance carrier, wireless, cable television and other end-user customers. These services include:

     .    POP-to-POP special access

     .    end user/long distance carrier special access

     .    private line services

     POP-to-POP special access services provide telecommunications lines that link the POPs of one long distance carrier or the POPs of different long distance carriers in a market, allowing these POPs to exchange telecommunications traffic for transport to final destinations.

     End user/long distance carrier special access services provide telecommunications lines that connect an end user such as a large business to the local POP of its selected long distance carrier.

     Long distance carrier special access services provide telecommunications lines that link a long distance carrier POP to the local central office. For example, we have agreed to furnish long distance carrier special access services to AT&T in up to 30 Midwestern cities in Illinois, Iowa, Minnesota, North Dakota and South Dakota, providing a catalyst for the expansion of our intra-city networks.

     Private line services provide telecommunications lines that connect various locations of a customer's operation to transmit internal voice, video and/or data traffic. We provide private line services by using our own communications network facilities, leasing communications network facilities from other telecommunications carriers, or using some combination of owned and leased communications network facilities

     Network Maintenance Services. In 1990, the State of Iowa authorized construction of the initial fiber optic links of the Iowa Communications Network (the "Part I and II segments"). The Part I and II segments, which are owned by the State of Iowa, provide 3,400 miles of fiber optic communications network connections to approximately 139 sites in Iowa and are used primarily for interactive distance learning, telemedicine and the State's own long distance telephone traffic. We have entered into a fiber optic maintenance contract with the State of Iowa to provide maintenance services for the Part I and II segments of the Iowa Communications Network until 2004. Our maintenance activities under this contract are performed on a 24-hour-per-day, 365-days-per-year basis, and consist of alarm monitoring, repair services and cable location services.

     We believe that the expertise in fiber optic maintenance we have developed through the maintenance of the Iowa Communications Network provides advantages in maintaining our own communications network facilities. Because commercial use of the Part I and II segments is forbidden, however, neither McLeodUSA nor any other communications carrier may use capacity on the Part I and II segments to provide communications services to customers.

     Telephone Equipment Services. We sell, lease, install and service telephone systems, primarily to small and medium sized businesses in Iowa, Illinois and Minnesota. We believe these services provide valuable expertise for and complement our communications services offerings, giving us additional contact with the small and medium sized businesses we target in marketing our communications services.

     Video Services. We own 85% of Greene County Partners, Inc., a cable television company that as of the date hereof provides cable television service to approximately 16,800 subscribers in Illinois and Michigan. Through Dakota Telecommunications, we also own and operate 26 cable television systems located in southeastern South Dakota, northwestern Iowa and southwestern Minnesota. As of December 31, 1998, these systems provided service to approximately 5,930 subscribers.

     We have also received a franchise from the city of Cedar Rapids, Iowa to provide cable television service. We are using this franchise to explore the possible synergies between cable television and our advanced communications services offerings, such as Integrated Services Digital Network ("ISDN"), low and high speed Internet, video and other advanced services. Depending on the results of this preliminary initiative and on other factors, including technological, regulatory or other developments in our business, changes in the competitive climate in which we operate, and the emergence of future opportunities, we may elect to offer cable service on an expanded basis in the future.

     Telemarketing Services. We provide direct marketing and telemarketing services for third parties, as well as a variety of fund-raising services for colleges, universities and other non-profit organizations throughout the United States. We believe that these services provide valuable marketing opportunities and expertise for our communications services, particularly with respect to potential residential customers. In addition to providing telemarketing services for third parties, we also use our telemarketing sales personnel for sales of our PrimeLine(R) residential services. See "--Sales and Marketing."

     Computer Networking Services. Through Dakota Telecommunications, we provide customized, integrated solutions for computing networks in some markets in South Dakota. Typical services include review of customer system requirements; selection, design and planning of system components and networks; and operating and network support services.

     Other Communications Services. We provide pay telephone service, operator services and paging services in some markets. In addition, we own a minority interest in a partnership that provides cellular service in central Illinois.

Expansion of Services Using Our Own Communications Network Facilities

     As of the date hereof, we are providing service to over 2,300 local lines in Cedar Rapids, Iowa and southeast South Dakota using only our own switching and fiber optic communications network facilities connected directly to our customers' locations. We are extending our intra-city fiber optic communications network and switching capacity to enable us to provide expanded services directly to our customers and reduce the expense of leasing communications facilities from the existing telephone company.

     As of the date hereof, we are also offering service to over 7,000 local lines located in central

Illinois and in Indianapolis, Indiana using our own switches and fiber optic communications network facilities combined with network elements purchased from Ameritech through interconnection agreements. We are building a state-of-the-art fiber optic communications network to enable us to serve additional end-user customers in this manner, using our communications network facilities in combination with network elements of existing telephone companies. Our communications network and switching capacity is also designed to serve other wireline and wireless carriers on a wholesale basis.

     We have received state regulatory approval to offer local switched services using our own communications network facilities in Colorado, Idaho, Iowa, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Utah, Wisconsin and Wyoming. We intend to offer additional local switched services using our own network facilities, either alone or in combination with network elements purchased from existing telephone companies, in Des Moines, Waterloo, Cedar Falls, Dubuque, Sioux City, Council Bluffs, and Iowa City, Iowa and the Quad Cities of Iowa/Illinois (Davenport, Bettendorf, Rock Island and Moline), among other places. We then plan to expand these facilities-based services to other cities as our communications network develops and our market penetration increases.

     Our plans to provide local switched services using our own communications network facilities will depend upon obtaining favorable interconnection agreements and terms for leasing network elements from existing telephone companies. In August 1996, the FCC released a decision (the "Interconnection Decision") implementing the interconnection portions of the Telecommunications Act of 1996. The Interconnection Decision has been the subject of significant legal dispute. In January 1999, the U.S. Supreme Court rejected challenges to the Interconnection Decision and affirmed the authority of the FCC to establish rules governing interconnection. We believe that additional disputes regarding the Interconnection Decision and other related FCC actions are likely. We cannot assure you that we will succeed in obtaining interconnection agreements on terms that would permit us to offer local services using our own communications network facilities at profitable and competitive rates. See "--Regulation."

     The foregoing statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and where we actually provide such services will depend on factors such as:

     . the outcome of the judicial proceedings regarding the Interconnection Decision

     .    technological, regulatory or other developments in our business

     .    changes in the competitive climate in which we operate

     .    the emergence of future opportunities

     For a detailed description of the expansion of our fiber optic communications network, see "--Network Facilities."

Proposed Wireless Services

     As of the date hereof, we do not offer wireless services, although we do own a minority interest in a cellular telephone partnership serving parts of east central Illinois. In April and June 1997, the FCC awarded us a total of 26 "D" and "E" block frequency PCS licenses, each covering 10 MHz of radio spectrum, and in September 1997 we acquired CCI and its "E" block frequency PCS license, giving us a total of 27 PCS licenses in 25 markets covering areas of Illinois, Iowa, Minnesota, Nebraska and South Dakota. We paid approximately $32.8 million for the 26 PCS licenses awarded to us by the FCC. CCI paid the FCC for its PCS license before we acquired CCI. Our PCS licenses encompass approximately 110,000 square miles and a population of approximately 6.9 million. We plan to offer PCS or other wireless services as part of our communications services by building a wireless network, entering into strategic acquisitions or alliances, or employing a combination of these methods.

     PCS differs from traditional cellular telephone service principally in that PCS systems operate at a higher frequency band and employ advanced digital technology. Compared to existing cellular service, these features are expected to enable PCS system operators to offer customers lower cost service options, lighter handsets with longer battery lives, and new and enhanced service offerings.

     We will need to spend significant time and money to develop wireless services. To implement a wireless system, we will need to build or otherwise acquire access to wireless infrastructure. The infrastructure of a wireless system generally consists of switches, base station transmitters and receivers, and related equipment. We may also incur costs related to site acquisition and preparation, installation services, zoning approval or other permits, frequency planning, construction and equipment procurement, installation and testing. Furthermore, we believe that our ability to successfully offer wireless services will depend on our ability to offer roaming service to our customers so they can use their handsets outside our service area. This will require us to establish suitable roaming arrangements with other wireless operators in other markets constructing systems compatible with our own. We cannot predict when, or whether, we will be able to enter into such roaming agreements with local providers.

     We have entered into long-term agreements with our electric utility stockholders (Alliant Energy Investments Inc. (collectively with its predecessors and affiliates, "Alliant Energy"), and MHC Investment Company (collectively with its predecessors and affiliates, "MidAmerican")) and with Wisconsin Power and Light Company, Illinois Power Company and Illinois Central Railroad Corporation, that will enable us to install base stations and other equipment on such companies' towers. See "--Network Facilities." We expect the use of these existing towers and other facilities occupied by other telecommunications service providers and utility companies to facilitate our development of wireless services.

     On July 21, 1997, the FCC also awarded us four WCS licenses covering Milwaukee, Wisconsin, Minneapolis/St. Paul, Minnesota, Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska. We expect to use the frequency blocks covered by such licenses to provide fixed services, such as wireless local loop, Internet access or meter reading.

     As the wireline and wireless markets converge, we believe that we can identify other opportunities to generate revenues from the wireless industry on both a retail and a wholesale basis. On a retail basis, we believe that we will be able to enter into strategic arrangements with both cellular and PCS companies on favorable economic terms to allow us to offer wireless services as part of our integrated communications services offerings. On a wholesale basis, these opportunities may include (1) leasing tower sites to wireless providers,
(2) connecting or transferring wireless traffic through our communications network facilities and (3) transporting wireless traffic using our fiber optic communications network to interconnect wireless providers' cell sites or to connect such sites to either our communications network facilities or to communications network facilities of other providers of wireline services. For example, we have entered into agreements with five wireless companies to provide access to several of the towers we control.

     The statements in the foregoing paragraphs about our plans to offer wireless services are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and our actual wireless services may differ materially from that indicated by our current plans, in each case as a result of a variety of factors, including:

     .    the availability of financing and regulatory approvals

     .    the number of potential customers in a target market

     .    the existence of strategic alliances or relationships

     .    technological, regulatory or other developments in our business

     .    changes in the competitive climate in which we operate

     .    the emergence of future opportunities

See "--Risk Factors--We May Not Succeed in Developing or Making a Profit from Wireless Service" and "--Risk Factors--Competition in the Wireless Telecommunications Industry Could Make it Harder for Us Successfully to Offer Wireless Services."

Network Facilities

     As the incumbent local exchange carriers are compelled, by regulatory changes and competitive forces, to unbundle their network components and to permit resale of their network elements and products, we expect to be able to provide our customers with a full range of communications services using a combination of our own communications network, the networks of the incumbent local exchange carriers and the networks of other competitive carriers.

     As of December 31, 1998, we owned approximately 7,100 route miles of fiber optic communications network and expect to add approximately 2,000 additional route miles of fiber optic network during 1999. We will decide whether to begin construction of fiber optic network in a market based on various economic factors, including:

     .    the number of our customers in a market

     . the anticipated operating cost savings associated with such construction

     . any strategic relationships with owners of existing infrastructure (e.g., utilities and cable operators)

     . strategic acquisitions of providers of wireless services or owners of existing infrastructure

     We are installing backbone communications network facilities that form a series of fiber optic "self-healing rings" and intra-city communications network facilities that provide access directly to customer locations. These communications network facilities are intended to enable us to provide local and long distance service using our own facilities in selected cities and towns in Iowa, Illinois, Indiana, Wisconsin and Minnesota, and in Sioux Falls, South Dakota. Our communications networks are designed to support a wide range of communications services, provide increased network reliability and reduce costs. Our communications network consists of fiber optic cables, which typically contain between 24 and 144 fiber strands, each of which is capable of providing many telecommunications circuits. A single pair of fibers on our network can transmit 32,256 simultaneous voice conversations, whereas a typical pair of copper wires can carry a maximum of 24 digitized simultaneous voice conversations. We expect that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber, providing greater capacity at relatively low incremental cost.

     In 1995, the Iowa General Assembly passed legislation to extend the Iowa Communications Network to 543 more endpoints (which are usually located in schools or public libraries) throughout the State of Iowa (the "Part III segments"). The majority of these fiber optic links, unlike the Part I and II segments of the Iowa Communications Network, will be leased to the State of Iowa, from a private entity, such as McLeodUSA. As of December 31, 1998, we had contracts to build and then lease capacity to the State of Iowa on 235 of such segments. Under our lease agreements with the State of Iowa, we are constructing a "fiber-rich" broadband communications network on which the State of Iowa has agreed to lease one DS-3 circuit for a period of seven years for a total aggregate lease cost of approximately $27.0 million. Upon completion of installation of each segment, the leases provide that the State of Iowa will make a one-time up-front lease payment to us for the capacity, with nominal monthly lease payments thereafter. At the end of a seven-year period, the leases may be extended, upon terms to be mutually agreed upon. During the term of the leases, the State of Iowa may order additional DS-3 circuits at a mutually agreed upon price.

     In September 1997, as a result of our acquisition of CCI, we acquired approximately 900 route miles of fiber optic network facilities, parts of which are currently connected to Ameritech unbundled network elements through an interconnection agreement. We believe that CCI's experience in serving end user local lines under the interconnection agreement will substantially assist our technical abilities in interconnection to the unbundled network elements of incumbent local exchange carriers.

     In March 1999, as a result of our acquisition of Dakota Telecommunications, we acquired approximately 290 additional route miles of fiber optic communications network facilities.

     We have reached agreements with our electric utility stockholders (MidAmerican and Alliant Energy) and with Wisconsin Power and Light Company, Illinois Power and Illinois Central Railroad that allow us to make use of those companies' rights-of-way, underground conduits, distribution poles, transmission towers and building entrances in exchange for rights by such companies to use capacity on our network. These agreements give us access to rights-of-way in parts of Iowa, Illinois and Wisconsin for installation of our wireline and wireless networks. We expect our access to these rights-of-way to have a significant positive impact on our capital costs for network construction and the speed with which we can construct our networks. We believe that our strategic relationships with our electric utility stockholders and other companies that own rights-of-way and infrastructure give us a competitive advantage.

Sales and Marketing

     Until June 1996, we directed our communications sales efforts primarily toward small and medium sized businesses. In June 1996, we began marketing our PrimeLine(R) services to residential customers.

     Marketing of our integrated communications services to business customers is conducted by direct sales personnel, located at our headquarters in Cedar Rapids, Iowa and in branch sales offices in Iowa, Illinois, North Dakota, South Dakota, Minnesota, Missouri, Wisconsin, Indiana, Colorado, Nebraska and Wyoming. Sales activities in our branch sales offices are organized and managed by region.

     Marketing of our integrated communications services to residential customers is conducted by telemarketers. The telemarketers emphasize the PrimeLine(R) integrated package of communications services and its flat-rated per minute pricing structure for long distance service. We also use Ruffalo Cody's information database to identify attractive sales opportunities and pursue those opportunities through a variety of methods, including calls from our telemarketing personnel.

     Our sales force is trained to emphasize our customer-focused sales and service efforts, including our 24-hours-per-day, 365-days-per-year customer service center. Our employees answer customer service calls directly rather than requiring customers to use an automated queried message system. We believe that our emphasis on a single point of contact for meeting our customer's communications needs is very appealing to our current and prospective customers. We have also developed and installed customer-focused software for providing integrated communications services. This software permits us to present our customers with one fully integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card services, and will permit us to include additional services, such as wireless services, when available. We believe that our customer-focused software platform is an important element in the marketing of our communications services and gives us a competitive advantage in the marketplace.

     We believe our strategic acquisitions have enhanced our sales and marketing efforts and increased our penetration of existing markets. We believe these acquisitions will also help accelerate our entry into new markets. For example, we began publishing and distributing telephone directories as a result of acquisitions. We can use our proprietary telephone directories as direct mail advertising simply by including detailed product descriptions and information about our communications products in them. We believe that these telephone directories provide us with a long-term marketing presence in the millions of households and businesses that receive them. We also believe that combining our directories' distinctive black-and-yellow motif with the trade name McLeodUSA strengthens brand awareness in all of our markets.

     In 1998, we expanded our communications sales and marketing efforts primarily by opening new branch sales offices in North Dakota, South Dakota, Minnesota, Colorado, Missouri, Wisconsin and Wyoming and continuing to expand our sales and marketing efforts in Iowa and Illinois. Over the next several years, depending on competitive and other factors, we also intend to begin sales and marketing efforts in Montana, Idaho and Utah. The foregoing statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the results of our actual expansion efforts may be materially different, depending on a variety of other factors, including:

     .    the availability of financing and regulatory approvals
     .    the number of potential customers in a target market
     .    the existence of strategic alliances or relationships
     .    technological, regulatory or other developments in our business
     .    changes in the competitive climate in which we operate
     .    the emergence of future opportunities

Competition

     Wireline Competition.   The communications services industry is highly
competitive. We face intense competition from local exchange carriers, including the regional Bell operating companies (primarily U S WEST, Ameritech and Southwestern Bell) and GTE, which currently dominate their respective local telecommunications markets. Our long distance services also compete with the services of hundreds of other companies in the long distance marketplace. AT&T, MCI WorldCom and Sprint currently dominate the long distance market. Our local and long distance services also compete with the services of other competitive local exchange carriers in some markets. Other competitors may include cable television companies, competitive access providers, microwave and satellite carriers, wireless telecommunications providers, and private networks owned by large end-users. In addition, we compete with the regional Bell operating companies and other local exchange carriers, numerous direct marketers and telemarketers, equipment vendors and installers, and telecommunications management companies with respect to portions of our business. Many of our existing and potential competitors have financial and other resources far greater than our own.

     We believe that the distinction between the local and long distance markets is eroding, and other competitors will begin to offer integrated communications services similar to our own. For example, each of AT&T, MCI WorldCom and Sprint has begun to offer local telecommunications services using their own network facilities, network elements obtained from incumbent local exchange carriers, or the facilities of other parties. AT&T has announced its plan to enter into exclusive arrangements with cable operators to use their local network facilities for telecommunications services. These and other companies currently hold state regulatory certificates to offer local and long distance service in Iowa, Illinois and other states within our target markets. We cannot assure you that these firms, and others, will not enter the markets or target the small and medium sized businesses where we focus our sales efforts.

     A continuing trend toward business combinations and strategic alliances in the telecommunications industry may strengthen our competitors. For example, WorldCom acquired MCI in September 1998 and AT&T acquired Teleport Communications Group Inc. in July 1998 and Tele-Communications, Inc. in March 1999. In addition, merger plans have been announced by Southwestern Bell and Ameritech and by Bell Atlantic and GTE. U S WEST and Ameritech also announced in May 1998 that each had entered into a marketing arrangement with Qwest Communications, a long distance company. The FCC ruled that these marketing arrangements violate the Telecommunications Act of 1996, but both U S WEST and Ameritech have appealed this ruling. In addition, Southwestern Bell and Williams Communications, Inc., a long distance company, have announced a strategic alliance to supply services to each other. These or other alliances or combinations between our competitors could put us at a significant competitive disadvantage.

     We depend on incumbent local exchange carriers to provide access service for the origination and termination of most of our toll long distance traffic and interexchange private lines. Historically, charges for such access service made up a significant percentage of the overall cost of providing long distance service. The FCC and various states are considering changes to access charge rate levels and related issues involving support for universal service and other public policy objectives. The impact of these changes on us and our competitors is not yet clear. We could be adversely affected if we do not experience access cost reductions proportionally equivalent to those of our competitors, if our competitors receive a disproportionate share of universal service revenues, or if regulation of incumbent local exchange carriers' access services is reduced. As long as new Internet-based competitors continue to be exempt from these charges, they could enjoy a significant cost advantage in this area.

     We also depend on incumbent local exchange carriers to provide our local telephone service through access to local communications network elements, termination service or local central office switching, or through wholesale purchase of the local telephone services of such carriers that we then resell to end users. Any successful effort by the incumbent local exchange carriers to deny or substantially limit our access to their network elements or wholesale services would have a material adverse effect on our ability to provide local telephone services. Although the Telecommunications Act of 1996 imposes interconnection obligations on incumbent local exchange carriers, we cannot assure you that we will be able to obtain access to their communications network elements or services at rates, and on terms and conditions, that will permit us to offer local services at rates that are both profitable and competitive.

     The Telecommunications Act of 1996 also provides the incumbent local exchange carriers with new competitive opportunities. For example, under the Telecommunications Act of 1996, the regional Bell operating companies will, upon the satisfaction of various conditions, be able to offer interLATA long distance services to local telephone service customers in their regions. The regional Bell operating companies are actively engaged in proceedings and other activities by which they are seeking to satisfy those conditions. We believe that we have advantages over the incumbent local exchange carriers in providing our telecommunications services, including our management's prior experience in the competitive telecommunications industry and our emphasis on marketing (primarily using a direct sales force for sales to business customers and telemarketing for sales to residential customers) and on responsive customer service. However, the regional Bell operating companies may be allowed to offer interLATA long distance services before their local exchange markets are completely open to competition. Under such circumstances in particular, additional competition from the incumbent local exchange carriers could have a material adverse effect on our business, results of operations and financial condition.

     Competition for local and special access telecommunications services is based principally on price, quality, network reliability, customer service and service features. We believe that our management expertise and emphasis on customer service allows us to compete effectively with the incumbent local exchange carriers in providing these services. In addition, our fiber optic communications networks provide both diverse access routing and redundant electronics, which design features are not widely deployed by the local exchange carriers' networks. However, if the incumbent local exchange carriers, particularly the regional Bell operating companies, charge alternative providers such as McLeodUSA unreasonably high fees for interconnection to their networks, significantly lower their rates for access and private line services, or offer significant volume and term discount pricing options to their customers, we could be at a significant competitive disadvantage.

     In the future, an important element of providing competitive services may be the ability to offer customers high-speed broadband local connections. The FCC is considering a proposal that would allow incumbent local exchange carriers to offer these and other services through separate affiliates, in which case their network elements for providing these services would not need to be made available to us or other competitors. AT&T has announced that it is entering into arrangements with cable companies for the exclusive use of their local networks for broadband telecommunications and several cable companies are offering broadband Internet access over their network facilities. As of the date hereof, we offer such broadband local access to our customers only in limited areas in Cedar Rapids, Iowa and southeast South Dakota. If we are unable to meet future demands of our customers for broadband local access or other services on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

     For more information about the regulatory environment in which we operate, see "--Regulation."

     Wireless Competition.   The wireless telecommunications industry is
experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. We believe the market for wireless telecommunications services is likely to expand significantly as equipment costs and service rates continue to decline, equipment becomes more convenient and functional, wireless services become more diverse, technology improves and new competitors enter the market. We also believe providers of wireless services increasingly will offer, in addition to products that supplement a customer's wireline communications like cellular telephone services in use today, wireline replacement products that may result in wireless services becoming the customer's primary mode of communication. Accordingly, we expect competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. We anticipate that in the future there could potentially be eight wireless competitors in each of our proposed PCS markets: two existing cellular providers, five other PCS providers and Nextel Communications Inc., an ESMR provider. There are over ten principal cellular providers and over 20 principal PCS licensees in our proposed PCS markets. In addition, we could face competition from mobile satellite services which are under development.

     Competition with these or other providers of wireless telecommunications services may be intense. Many of our potential wireless competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources than our own and have significantly greater experience than us in testing new or improved wireless telecommunications products and services. Some competitors, particularly WCS carriers, are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. We do not currently offer wireless cable television access. In addition, several of our potential wireless competitors are operating or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States. We cannot assure you that we will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than our technologies and products will not be developed. See "--Wireless Services."

Regulation

     Overview.   Our services are subject to federal, state and local
regulation. The FCC exercises jurisdiction over our facilities and services to the extent they are used to provide, originate or terminate interstate or international common carrier communications. State regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. Local governments may require us to obtain licenses, permits or franchises regulating use of public rights-of-way necessary to install and operate our networks. In addition, the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC. The construction and operation of wireless systems also may be subject to state and local regulation.

     Through our subsidiaries, we hold various federal and state regulatory authorizations. We often join other industry members in seeking regulatory reform at the federal and state levels to open additional telecommunications markets to competition.

     Through our wholly owned subsidiary McLeodUSA Network Services, we provide competitive access services as a private carrier on a non-regulated basis. In general, a private carrier is one that provides service to customers on an individually negotiated contractual basis, as opposed to a common carrier that provides service to the public on the basis of generally available rates, terms and conditions. We believe that McLeodUSA Network Services' private carrier status is consistent with applicable federal and state laws, as well as regulatory decisions interpreting and implementing those laws as of the date hereof. Should such laws and/or regulatory interpretations change in the future to reclassify McLeodUSA Network Services' regulatory status, we believe that compliance with such reclassification would not have a material adverse effect on us.

     Through our wholly owned subsidiaries, we are also subject to federal and state regulatory requirements, including, in some states, bonding requirements, due to our direct marketing, telemarketing and fund-raising activities.

     Federal Regulation.   The FCC classifies us as a non-dominant carrier.  As
a non-dominant carrier, our interstate and international services are not subject to material federal regulation, although we are required to file tariffs with the FCC for our common carrier services. The FCC also imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority to condition, modify, cancel, terminate or revoke such licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for such violations. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

     The FCC's role with respect to local telephone competition arises principally from the Telecommunications Act of 1996, which became effective February 8, 1996. The Telecommunications Act of 1996 preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service and gives the FCC jurisdiction over important issues related to local competition. However, state and local governments retain authority over significant aspects of the provision of local telecommunications. The Telecommunications Act of 1996 imposes a variety of new duties on local exchange carriers, including non-incumbent local exchange carriers like McLeodUSA, in order to promote competition in local exchange and access services. These duties include requirements to:

     .    complete calls originated by competing carriers on a reciprocal basis
     .    permit resale of services
     .    permit users to retain their telephone numbers when changing carriers
     . provide competing carriers access to poles, ducts, conduits and rights-of- way at regulated prices

     Incumbent local exchange carriers are also subject to additional requirements. These duties include obligations of the incumbent local exchange carriers to:

     .    interconnect their networks with competitors
     .    offer collocation of competitors' equipment at their premises
     . make available elements of their networks (including network facilities, features and capabilities) on non-discriminatory, cost-based terms
     . offer wholesale versions of their retail services for resale at discounted rates

     Collectively, these requirements recognize that local exchange competition is dependent upon cost-based and non-discriminatory interconnection with and use of incumbent local exchange carrier networks. Failure to achieve such interconnection arrangements could have an adverse impact on the ability of McLeodUSA or other entities to provide competitive local exchange services. Under the Telecommunications Act of 1996, incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. In addition, in the Interconnection Decision and related actions the FCC has adopted more specific rules to implement these requirements. The Interconnection Decision has been the subject of significant legal dispute. In January 1999, the U.S. Supreme Court rejected challenges to the Interconnection Decision and affirmed the authority of the FCC to establish rules governing interconnection. We believe that additional disputes regarding the Interconnection Decision and other related FCC actions are likely.

     The Telecommunications Act of 1996 also eliminates previous prohibitions on the provision of interLATA long distance services by the regional Bell operating companies and the general telephone operating companies. The regional Bell operating companies are permitted to provide interLATA long distance service outside those states in which they provide local exchange service ("out-of-region long distance service") upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act of 1996, the regional Bell operating companies will be allowed to provide long distance service within the regions in which they also provide local exchange service ("in-region service") on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements intended to open local telephone markets to competition. As of the date hereof, the FCC has not found that any regional Bell operating company has met these interconnection requirements. If the FCC does permit U S WEST, Ameritech or Southwestern Bell to provide long distance service in their local service regions before they meet our local interconnection needs, they would be able to offer integrated local and long distance services and could have a significant competitive advantage in marketing those services to their existing local customers.

     The Telecommunications Act of 1996 imposes restrictions on the regional Bell operating companies in connection with their entry into the interLATA long distance services market. Among other things, for the first three years (unless extended by the FCC) the regional Bell operating companies must pursue such activities only through separate subsidiaries with separate books and records, financing, management and employees. In addition, affiliate transactions with these subsidiaries must be conducted on a non-discriminatory basis.

     In the future, an important element of providing competitive services may be the ability to offer customers high-speed broadband local connections. The FCC is considering a proposal that would allow incumbent local exchange carriers to offer these and other services through separate affiliates, in which case their network elements for providing these services would not need to be made available to us or other competitors. AT&T has announced that it is entering into arrangements with cable companies for the exclusive use of their local networks for broadband telecommunications and several cable companies are offering broadband Internet access over their network facilities. As of the date hereof, we offer such broadband local access to our customers only in limited areas in Cedar Rapids, Iowa and southeast South

Dakota. If we are unable to meet future demands of our customers for broadband local access or other services on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

     The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance service. The FCC has implemented changes to its interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. These and related actions may reduce access rates, and hence the cost of providing long distance service, especially to business customers. The impact of these new changes will not be known until they are fully implemented over the next several years. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like McLeodUSA will pay a fee calculated as a percentage of their revenues to support these goals. The full implications of these changes also remain uncertain and subject to change.

     In addition, the FCC and the states are considering related questions regarding the applicability of access charge and universal service fees to Internet service providers. Currently, Internet service providers are not subject to these expenses. Many incumbent local exchange carriers and other parties have argued that this exemption unfairly advantages Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications.

     In connection with its interconnection decisions, the FCC has granted local exchange carriers additional flexibility in pricing their interstate special and switched access services on a central office specific basis. Under this pricing scheme, local exchange carriers may establish pricing zones based on access traffic density and charge different prices for central offices in each zone.
We anticipate that the FCC will grant local exchange carriers increasing pricing flexibility as the number of interconnection agreements and competitors increases. The potential impact of such pricing flexibility on McLeodUSA and other competitors is unclear at this time.

     As of the date hereof, we do not offer PCS services, although we do own a minority interest in a cellular telephone partnership serving parts of east central Illinois. In April and June 1997, the FCC awarded us a total of 26 "D" and "E" block frequency PCS licenses and in September 1997 we acquired CCI and its "E" block frequency PCS license, giving us a total of 27 PCS licenses in 25 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. We paid approximately $32.8 million for the 26 PCS licenses awarded to us by the FCC. Our PCS licenses encompass approximately 110,000 square miles and a population of approximately 6.9 million. In July 1997, the FCC also awarded us four WCS licenses in the Major Economic Areas of Milwaukee, Wisconsin, Minneapolis/St. Paul, Minnesota, Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska. We are evaluating proposed wireless systems and expect to utilize our PCS licenses as part of a network or a strategic combination to add PCS or other wireless services to our integrated communications services. We intend to use the frequency blocks covered by our WCS licenses to provide fixed services such as wireless local loop, Internet access or meter reading.

     All PCS licenses are awarded for a ten-year period, at the end of which, absent prior revocation or a violation of the FCC's rules by the licensee, they will be renewed. As a PCS licensee, we are subject to "build-out" requirements which require that specified levels of service be available by specified times. If we fail to meet these coverage requirements, we may be subject to forfeiture of our PCS licenses.

     PCS licenses permit use of radio spectrum that may be currently occupied by fixed microwave systems. The existing licensees of such systems retain the right to continue to operate their systems until 2005. To secure a sufficient amount of unencumbered spectrum to operate a PCS system efficiently, we may need to relocate many of these existing licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks. This transition plan allows most microwave users to operate in the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the existing microwave user is permitted to continue its operations until final FCC resolution of the matter. We estimate that we would be required to pay to relocate approximately 50 microwave links operated by 19 different microwave licensees in order to develop a PCS system in our target wireless markets. In addition, the FCC has imposed new universal service requirements on wireless carriers, as well as new number portability and enhanced "911" obligations on commercial mobile radio service providers including PCS carriers, which may require us to invest in advanced technology over the next few years.

     Wireless systems are also subject to Federal Aviation Administration regulations respecting the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. Wireless providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters.

     The Communications Act of 1934 requires the FCC's prior approval of the assignment or transfer of control of a PCS or other radio license. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold by U.S. companies or individuals without prior FCC approval, but subsequent notice must be provided to the FCC.

     The Telecommunications Act of 1996 imposes restrictions on investment in McLeodUSA by foreign persons or corporations arising from our ownership of common carrier radio licenses. However, these restrictions generally do not apply to investment by nationals of member countries of the World Trade Organization. As of the date hereof, we have no knowledge of any ownership by or affiliation with foreign persons or telecommunications carriers in violation of the Communications Act or the FCC's rules.

     Through our wholly owned subsidiaries, we are also subject to rules governing telemarketing that have been promulgated by both the FCC and the Federal Trade Commission. The FCC and FTC telemarketing rules prohibit telemarketers from engaging in deceptive telemarketing practices and require that telemarketers make specified disclosures. For example, these telemarketing rules:

     . prohibit the use of autodialers that employ prerecorded voice messages without the prior express consent of the dialed party

     .    proscribe the facsimile transmission of unsolicited advertisements

     . require telemarketers to disclose clear and conspicuous information concerning quality, cost and refunds to a customer before a customer makes a purchase

     . require telemarketers to compile lists of individuals who desire not to be contacted

     . limit telemarketers to calling residences between the hours of 8:00 a.m. and 9:00 p.m.

     . require telemarketers to explicitly identify the seller and state the purpose of the call

     .    prohibit product misrepresentations

     State Regulation. We provide intrastate common carrier services and are subject to various state laws and regulations. Most public utility commissions subject providers such as McLeodUSA to some form of certification requirement, which requires providers to obtain authority from the state public utility commission before initiating service. In most states, including Iowa and Illinois, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products, and are subject to various reporting and record-keeping requirements in these states.

     Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. State utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations which could have a material adverse effect on our business, results of operations and financial condition.

     We hold certificates of authority to resell the local services of the regional Bell operating companies and to offer local services using our own communications network facilities in incumbent regional Bell operating company exchanges in Iowa, Illinois, Wisconsin, Minnesota, North Dakota, South Dakota, Wyoming, Idaho, Indiana, Missouri, Nebraska and Utah. We also hold certificates of authority to resell the local services of the regional Bell operating companies in Colorado and Montana. We intend to seek regulatory approval to provide resale and facilities-based services in all states within our target markets when the economic terms of interconnection with the incumbent local exchange company make the provision of local services using our own communications network facilities cost-effective. See "-- Expansion of Services Using Our Own Communications Network Facilities." We are also authorized to offer long distance service in all 48 states in the continental United States. We have obtained authority to offer long distance service in such states, including states outside our target markets, because we believe this capability will enhance our ability to attract business customers that have offices outside of our target markets. We may also apply for authority to provide services in non-regional Bell operating company exchanges in our target market states and other states in the futures. While we expect and intend to obtain the necessary regulatory authority in each jurisdiction where we plan to operate, we cannot assure you that each respective agency will grant our request for authority.

     The Telecommunications Act of 1996 preserves the ability of states to impose reasonable terms and conditions on the provision of intrastate service and other related regulatory requirements. In the last several years, Iowa, Illinois, Minnesota, Wisconsin, Wyoming and North Dakota have enacted broad changes in their telecommunications laws that authorize the entry of competitive local exchange carriers and provide for new regulations to promote competition in local and other intrastate telecommunications services. As a general matter, we believe the states will play a key role in the development of local exchange competition. Consequently, we could face regulatory decisions that adversely affect our ability to compete in particular states.

     States also regulate the intrastate carrier access services of the incumbent local exchange carriers. We are required to pay access charges to originate and connect our intrastate long distance traffic. We could be adversely affected by high access charges, particularly to the extent that the incumbent local exchange carriers do not incur the same level of costs with respect to their own intrastate long distance services. In a related development, states also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, some incumbent local exchange carriers are proposing that states create funds that would be supported by potentially large payments by firms such as McLeodUSA based on their total intrastate revenues. Another state regulatory issue that could adversely affect our business is the approval by some state regulatory agencies of extended local area calling for incumbent local exchange carriers, converting otherwise competitive intrastate toll service to local service. States also are or will be addressing various intraLATA dialing parity issues that may affect competition. Our business could be adversely affected by these or other developments.

     We believe that, as the degree of intrastate competition increases, states will offer the local exchange carriers increasing pricing flexibility. This flexibility may present the local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, allowing incumbent local exchange carriers to offer competitive services at prices below the cost of providing the service. We cannot predict the extent to which this may occur or its impact on our business.

     ICTC is subject to rate of return regulation by the Illinois Commerce Commission. Under such regulation, ICTC is allowed to earn up to a fixed rate of return on its equity. In the event that the Illinois Commerce Commission finds that ICTC has exceeded its authorized rate of return on equity, ICTC could be required to lower its customer rates or make refunds. While we believe ICTC is earning less than its authorized rate of return, we cannot assure you that the Illinois Commerce Commission will not, at some future date, find that ICTC has earned more than its authorized rate of return or that such a finding would not have a material adverse effect on us.

     In addition, a substantial proportion of ICTC's and Dakota Telecommunications' revenues are derived from access charges imposed on long distance carriers. Access charge rate structures and rate levels have been modified by recent regulatory changes, and further changes are possible. If such revisions result in a reduction of ICTC's and Dakota Telecommunications' revenues and gross margins, it could have a material adverse effect on us.

     Several of our subsidiaries also hold state and federal certificates and FCC licenses in connection with the operation of wireless telecommunications services and paging services.

     Through our wholly owned subsidiaries, we engage in various direct marketing, telemarketing and fund-raising activities. Most states have laws that govern these activities. In states that regulate such activities, several types of restriction have been imposed, either singly or in combination, including requirements to:

     .    register with state authorities
     .    post professional bonds
     .    file operational contracts with state authorities
     .    respect statutory waiting periods
     .    register employees with state authorities
     .    prohibit control over funds collected from such activities

     Local Government Authorizations. We are required to obtain construction permits and licenses or franchises to install and expand our fiber optic communications networks using municipal rights-of-way. Some municipalities where we have installed or anticipate constructing networks are proposing and enacting ordinances regulating use of rights-of-way and imposing various fees in connection with such use. In some instances we have negotiated interim agreements to authorize installation of facilities pending resolution of the fee issue. In many markets, the local exchange carriers do not pay rights-of-way fees or pay fees that are substantially less than the fees we are required to pay. To the extent that competitors do not pay the same level of fees as us, we could be at a competitive disadvantage. We must also negotiate and enter into franchise agreements with local governments in order to operate our video services networks. We have franchises for our existing services, but will need additional franchises in order to expand into additional markets. If we fail to receive necessary permits or franchise agreements on commercially reasonable terms or are unable to obtain or maintain right-of-way authorization or license agreements, we could be materially adversely affected. If we lose a right-of-way, we could be required to remove our facilities from the right-of-way or abandon our network in place.

Risk Factors

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those projected in our forward-looking statements.


Fluctuations in the Market Price of Our Class A Common Stock May Make it More Difficult for Us to Raise Capital.


     The market price of our Class A common stock is extremely volatile and has fluctuated over a wide range. These fluctuations may impair our ability to raise capital by offering equity securities. The market price may continue to fluctuate significantly in response to various factors, including:

     .    market conditions in the industry
     .    announcements and actions by competitors
     .    low trading volume
     .    quarterly variations in operating results or growth rates
     .    changes in estimates by securities analysts
     .    regulatory and judicial actions
     .    general economic conditions

     See "Market for Registrants' Common Equity and Related Stockholder Matters --Price Range of Class A Common Stock."

We May Not Be Able to Successfully Integrate Acquired Companies into Our Operations, Which Could Slow Our Growth.

     The integration of acquired companies into our operations involves a number of risks, including:

     .    difficulty integrating new operations and personnel
     .    diversion of management attention
     .    potential disruption of ongoing business
     .    inability to retain key personnel
     . inability successfully to incorporate new assets and rights into our service offerings
     .    inability to maintain uniform standards, controls, procedures and policies
     .    impairment of relationships with employees, customers or vendors

     Failure to overcome these risks or any other problems encountered in connection with acquisition transactions could slow our growth or lower the quality of our services, which could reduce customer demand.

Continued Rapid Growth of Our Network, Services and Subscribers Could Be Slowed if We Cannot Manage this Growth

     We have rapidly expanded and developed our network, services and subscribers. This has placed and will continue to place significant demands on our management, operational and financial systems and procedures and controls. We may not be able to manage our anticipated growth effectively, which would harm our business, results of operations and financial condition. Further expansion and development will depend on a number of factors, including:

     .    cooperation of the existing local telephone companies
     .    regulatory and governmental developments
     .    changes in the competitive climate in which we operate
     . development of customer billing, order processing and network management systems
     .    availability of financing
     .    technological developments
     .    availability of rights-of-way, building access and antenna sites
     .    existence of strategic alliances or relationships
     .    emergence of future opportunities

     We will need to continue to improve our operational and financial systems and our procedures and controls as we grow. We must also develop, train and manage our employees.

We Expect to Incur Significant Losses Over the Next Several Years.

     If we do not become profitable in the future, the value of our shares may fall and we could have difficulty obtaining funds to continue our operations.
We have incurred net losses every year since we began operations. Since January 1, 1995, our net losses have been as follows:

                            Net Losses
                            ----------

                    Period              Amount
                    ------              ------
                    1995           $  11.3 million
                    1996           $  22.3 million
                    1997           $  79.9 million
                    1998           $ 124.9 million


We expect to incur significant operating losses during the next several years while we develop our businesses, expand our fiber optic communications network and develop wireless services.

Failure to Raise Necessary Capital Could Restrict Our Ability to Develop Our Network and Services and Engage in Strategic Acquisitions.

     We need significant capital to continue to expand our operations, facilities, network and services. We cannot assure you that our capital resources will permit us to fund our planned network deployment and operations or achieve operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some of our expansion plans or expenditures, which could harm our business and competitive position.

     As of December 31, 1998, based on our business plan, capital requirements and growth projections as of that date, we estimated that we would require approximately $1.4 billion through 2001 to fund our planned capital expenditures and operating expenses. Our estimated aggregate capital requirements include the projected costs of:

     . building our fiber optic communications network, including intra-city fiber optic networks
     .    expanding operations in existing and new markets
     .    developing wireless services
     .    funding general corporate expenses
     .    completing recent and pending acquisitions
     . constructing, acquiring, developing or improving telecommunications assets

     Our estimate of future capital requirements is a forward-looking statement within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as:

     . strategic acquisition costs and effects of acquisitions on our business plan, capital requirements and growth projections
     .    unforeseen delays
     .    cost overruns
     .    engineering design changes
     .    changes in demand for our services
     .    regulatory, technological or competitive developments
     .    new opportunities

     We also expect to evaluate potential acquisitions, joint ventures and strategic alliances on an ongoing basis. We may require additional financing if we pursue any of these opportunities. We may meet any additional capital needs by issuing additional debt or equity securities or borrowing funds from one or more lenders. We cannot assure you that we will have timely access to additional financing sources on acceptable terms. If we do not, we may not be able to expand our markets, operations, facilities, network and services through acquisitions as we intend. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Our High Level of Debt Could Limit Our Flexibility in Responding to Business Developments and Put Us at a Competitive Disadvantage.

     We have substantial debt, which could adversely affect us in a number of ways, including:

     .    limiting our ability to obtain necessary financing in the future
     .    limiting our flexibility to plan for, or react to, changes in our business
     . requiring us to use a substantial portion of our cash flow from operations to pay debt rather than for other purposes, such as working capital or capital expenditures
     . making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage
     .    making us more vulnerable to a downturn in our business

     As of December 31, 1998, we had $1.2 billion of long-term debt and $462.8 million of stockholders' equity. We incurred an additional $500 million of long-term debt on February 22, 1999. As a result, we expect our fixed charges to exceed our earnings for the foreseeable future. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Covenants in Debt Instruments Restrict Our Capacity to Borrow and Invest, Which Could Impair Our Ability to Expand or Finance Our Operations.

     The indentures governing the terms of our long-term debt impose operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit or prohibit our ability to:

     .    incur additional debt
     .    pay dividends or make other distributions
     .    make investments or other restricted payments
     .    enter into sale and leaseback transactions
     .    pledge or mortgage assets
     .    enter into transactions with related persons
     .    sell assets
     .    consolidate, merge or sell all or substantially all of our assets

If we fail to comply with these restrictions, all of our long-term debt could become immediately due and payable. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

We Are Prohibited from Paying Dividends.

  We do not anticipate paying any dividends for the foreseeable future. The indentures governing our debt prohibit us from paying cash dividends. You should therefore not expect to receive dividends on shares of our Class A common stock.

Our Dependence on Regional Bell Operating Companies to Provide Most of Our Communications Services Could Make it Harder for Us to Offer Our Services at a Profit.

     We depend on the regional Bell operating companies to provide most of our core local and some of our long distance services. Today, without using the communications facilities of these companies, we could not provide bundled local and long distance services to most of our customers. Because of this dependence, our communications services are highly susceptible to changes in the conditions for access to these facilities and we may therefore have difficulty offering our services at profitable and competitive rates.

     U S WEST, Ameritech and Southwestern Bell are our primary suppliers of local lines to our customers and communications services that allow us to transfer and connect calls. Their communications facilities allow us to provide
(1) local service, (2) long distance service and (3) private lines dedicated to our customers' use. If these or other companies deny or limit our access to their communications network elements or wholesale services, we may not be able to offer profitable communications services.

     Our plans to provide local service using our own communications network equipment also depend on the regional Bell operating companies. In order to interconnect our network equipment and other communications facilities to network elements controlled by the regional Bell operating companies, we must first negotiate and enter into interconnection agreements with them. Interconnection obligations imposed on the regional Bell operating companies by the Telecommunications Act of 1996 have been and continue to be subject to a variety of legal proceedings, which could affect our ability to obtain interconnection agreements on acceptable terms. We cannot assure you that we will succeed in obtaining interconnection agreements on terms that would permit us to offer local services using our own communications network facilities at profitable and competitive rates.

Actions by U S WEST May Make it More Difficult for Us to Offer Our Communications Services.

     U S WEST has introduced several measures that may make it more difficult for us to offer our communications services. For example, in February 1996, U S WEST filed tariffs and other notices with the public utility commissions in its fourteen-state service region to limit future Centrex access to its switches. Centrex access allows us to aggregate lines, have control over several characteristics of those lines and provide a set of standard features on them. We use U S WEST's Centrex services to provide most of our local communications services in U S WEST's service territories.

     In January 1997, U S WEST also proposed interconnection surcharges in several of the states in its service region, which would increase our costs of providing communications services in those states.

     We have challenged or are challenging these actions by U S WEST before the FCC or applicable state public utility commissions. We cannot assure you we will succeed in our challenges to these or other actions by U S WEST that would prevent or deter us from using U S WEST's Centrex service or communications network elements. If U S WEST successfully withdraws or limits our access to Centrex services in any jurisdiction, we may not be able to offer communications services in that jurisdiction, which could harm our business.

     We anticipate that U S WEST will also pursue legislation in states within our target market area to reduce state regulatory oversight over our rates and operations. If adopted, these initiatives could make it more difficult for us to challenge U S WEST's actions in the future.

Competition in the Communications Services Industry Could Cause Us to Lose Customers and Revenue and Could Make it More Difficult for Us to Enter New Markets.

     We face intense competition in all of our markets. This competition could result in loss of customers and lower revenue for us. It could also make it more difficult for us to enter new markets. Existing local telephone companies, including U S WEST, Ameritech, Southwestern Bell and GTE, currently dominate their local telecommunications markets. Three major competitors, AT&T, MCI WorldCom and Sprint, dominate the long distance market. Hundreds of other companies also compete in the long distance marketplace. AT&T, MCI WorldCom and Sprint also offer local telecommunications services in many locations.

     Our local and long distance services also compete with the services of other communications services companies competing with the existing local telephone companies in some markets.

     Other competitors may include cable television companies, providers of communications network facilities dedicated to particular customers, microwave and satellite carriers, wireless telecommunications providers, private networks owned by large end-users, and telecommunications management companies.

     These and other firms may enter the markets where we focus our sales efforts. Many of our existing and potential competitors have financial and other resources far greater than our own. In addition, the trend toward mergers and strategic alliances in the communications industry may strengthen some of our competitors and could put us at a significant competitive disadvantage.

     For additional information, see "--Competition."

We May Not Succeed in Developing or Making a Profit from Wireless Services.

     Our proposal to offer wireless services involves a high degree of risk and will impose significant demands on our management and financial resources. Developing wireless services may require us to, among other things, spend substantial time and money to acquire, build and test a wireless infrastructure and enter into roaming arrangements with wireless operators in other markets. We may not succeed in developing wireless services. Even if we spend substantial amounts to develop wireless services, we may not make a profit from wireless operations.

     Our ability to successfully offer wireless services will also depend on a number of factors beyond our control, including:

     .    changes in communications service rates charged by other companies
     . changes in the supply and demand for wireless services due to competition with other wireline and wireless operators in the same geographic area
     . changes in the federal, state or local regulatory requirements affecting the operation of wireless systems
     . changes in wireless technologies that could render obsolete the technology and equipment we choose for our wireless services

     See "--Proposed Wireless Services."

Competition in the Wireless Telecommunications Industry Could Make it Harder for Us Successfully to Offer Wireless Services.

     The wireless telecommunications industry is experiencing increasing competition and significant technological change. This will make it harder for us to gain a share of the wireless communications market. We expect up to eight wireless competitors in each of our target wireless markets. We could face additional competition from mobile satellite services.

     Many of our potential wireless competitors have financial and other resources far greater than our own and have more experience testing new or improved products and services. In addition, several wireless competitors operate or plan to operate wireless telecommunications systems that encompass most of the United States, which could give them a significant competitive advantage, particularly if we only offer regional wireless services. See "-- Competition--Wireless Competition."

The Success of Our Communications Services Will Depend on Our Ability to Keep Pace with Rapid Technological Changes in Our Industry.

     Communications technology is changing rapidly. These changes influence the demand for our services. We need to be able to anticipate these changes and to develop new and enhanced products and services quickly enough for the changing market. This will determine whether we can continue to increase our revenues and number of subscribers and be competitive.

The Loss of Key Personnel Could Weaken Our Technical and Operational Expertise, Delay Our Introduction of New Services or Entry into New Markets and Lower the Quality of Our Service.

     We may not be able to attract, develop, motivate and retain experienced and innovative personnel. There is intense competition for qualified personnel in our business. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could cause us to make less successful strategic decisions, which could hinder the introduction of new services or the entry into new markets. We could also be less prepared for technological or marketing problems, which could reduce our ability to serve our customers and lower the quality of our services. As a result, our financial condition could worsen.

     Our future success depends on the continued employment of our senior management team, particularly Clark E. McLeod, our Chairman and Chief Executive Officer, and Stephen C. Gray, our President and Chief Operating Officer. We do not have term employment agreements with these employees.

Failure to Obtain and Maintain Necessary Permits and Rights-of-Way Could Delay Installation of Our Networks and Interfere with Our Operations.

     To obtain access to rights-of-way needed to install our fiber optic cable, we must reach agreements with state highway authorities, local governments, transit authorities, local telephone companies, other utilities, railroads, long distance carriers and other parties. The failure to obtain or maintain any rights-of-way could delay our planned network expansion, interfere with our operations and harm our business. For example, if we lose access to a right-of-way, we may need to spend significant sums to remove and relocate our facilities. See "--Regulation--Local Government Authorizations."

Government Regulation May Increase Our Cost of Providing Services, Slow Our Expansion into New Markets and Subject Our Services to Additional Competitive Pressures.

     Our facilities and services are subject to federal, state and local regulation. The time and expense of complying with these regulations could slow down our expansion into new markets, increase our costs of providing services and subject them to additional competitive pressures. One of the primary purposes of the Telecommunications Act of 1996 was to open the local telephone services market to competition. While this has presented us with opportunities to enter local telephone markets, it also provides important benefits to the existing local telephone companies, such as the ability, under specified conditions, to provide out-of-region long distance service to customers in their regions. In addition, we need to obtain and maintain licenses, permits and other regulatory approvals in connection with some of our services. Any of the following could harm our business:

     .    failure to maintain proper federal and state tariffs
     .    failure to maintain proper state certifications
     .    failure to comply with federal, state or local laws and regulations
     .    failure to obtain and maintain required licenses and permits
     . burdensome license or permit requirements to operate in public rights-of- way
     .    burdensome or adverse regulatory requirements

For additional information, see "--Regulation."

Our Management and Principal Stockholders Can Control McLeodUSA and May Have Different Interests Than Those of Other Stockholders.

     As of December 31, 1998, Alliant Energy, MidAmerican, Richard A. Lumpkin and various trusts for the benefit of his family, Clark and Mary McLeod, and our directors and executive officers beneficially owned approximately 59.4% of our outstanding Class A common stock. These stockholders can collectively control management policy and all corporate actions requiring a stockholder vote, including election of the board of directors. Conflicts of interest may arise between the interests of these stockholders and our other stockholders. For example, the fact that these stockholders hold so much Class A common stock could make it more difficult for a third party to acquire us. You should expect these stockholders to resolve any conflicts in their favor.

Computer Systems May Malfunction and Interrupt Our Services if We and Our Suppliers Do Not Attain Year 2000 Readiness.

     We and our major suppliers of communications services and network elements rely greatly on computer systems and other technological devices. These may not be capable of recognizing January 1, 2000 or subsequent dates. This problem could cause any or all of our systems or services to malfunction or fail.

     We are reviewing our computer systems and programs and other technological devices to determine which are not capable of recognizing the Year 2000 and to verify system readiness for the millennium date. The review covers all of our operations and is centrally managed. This review may not be sufficient, however, to prevent interruptions to our systems and services.

     Some of our critical operations and services depend on other companies.
For example, we depend on the existing local telephone companies, primarily the regional Bell operating companies, to provide most of our local and some of our long distance services. To the extent U S WEST, Ameritech or Southwestern Bell fail to address Year 2000 issues which might interfere with their ability to fulfill their obligations to us, it could interfere with our operations. If we, our major vendors, our material service providers or our customers fail to address Year 2000 issues in a timely manner, our business, results of operations and financial condition could be significantly harmed. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Date Conversion."

Employees

     As of December 31, 1998, we employed a total of 5003 full-time employees and 570 part-time employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

Item 2.  Properties.

     We own or lease offices and space in a number of locations, primarily for sales offices and network equipment installations. In August 1996, we purchased approximately 194 acres of farm land in southern Cedar Rapids, Iowa for the development of an office complex, known as the McLeodUSA Technology Park. We have constructed our new headquarters buildings on this site, consisting of a one-story, 160,000 square foot office building, a two-story, 320,000 square foot office building which also houses some of our telephone switching and computer equipment, and a 36,000 square foot maintenance building and warehouse. The total cost of the construction of our new headquarters buildings was approximately $35.6 million. We also purchased approximately 120 acres of undeveloped land adjacent to the McLeodUSA Technology Park for a purchase price of approximately $1.4 million in August 1997. As a result of our acquisition of CCI, we also own a 60,000 square foot office building in Mattoon, Illinois, as well as other properties in central Illinois. We also maintain 55,000 square feet of office space at our former headquarters in Cedar Rapids, Iowa, under a lease expiring in March 2001. In addition, we own 88 acres of undeveloped farm and forest land in southern Cedar Rapids, Iowa.

Item 3.  Legal Proceedings.

     We are not aware of any material litigation against McLeodUSA. We are involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the regional Bell operating companies. For example, on February 5, 1996, U S WEST filed tariffs and other notices with the public utility commissions in its fourteen-state service region to limit future Centrex access to its switches. Under the terms of these tariffs and other notices, U S WEST would permit us to use its central office switches until April 2005, but would not allow us to expand to new cities and would severely limit the number of new lines we could partition onto U S WEST's switches in cities we serve.

     We have challenged, or are challenging, this action by U S WEST in many of the states where we do business or plan to do business. We have succeeded in blocking this action in Iowa, Minnesota, South Dakota, North Dakota and Colorado, although U S WEST could take further legal action in some of these states. In Montana, Nebraska and Idaho, however, similar challenges to this action have not succeeded. In Wyoming and Utah, challenges to this action remain pending.

     U S WEST has introduced other measures that may make it more difficult or expensive for us to use Centrex service. In January 1997, U S WEST proposed interconnection surcharges in several of the states in its service region. In February 1997, we joined other parties in filing a petition with the FCC objecting to this proposal based on our belief that it violates several provisions of the Telecommunications Act of 1996. The matter remains pending before the FCC and various state public utility commissions.

     We anticipate that U S WEST will also pursue legislation in states within our target market area to reduce state regulatory oversight over its rates and operations. If adopted, these initiatives could make it more difficult for us to challenge U S WEST's actions in the future.

     We cannot assure you we will succeed in our challenges to these or other actions by U S WEST that would prevent or deter us from using U S WEST's Centrex service or network elements. If U S WEST successfully withdraws or limits our access to Centrex services in any jurisdiction, we may not be able to offer integrated communications services in that jurisdiction, which could have a material adverse effect on our business, results of operations and financial condition. See "Business--Risk Factors--Our Dependence on Regional Bell Operating Companies to Provide Most of Our Communications Services Could Make it Harder for Us to Offer Our Services at a Profit" and "Business--Risk Factors-- Actions by U S WEST May Make it More Difficult for Us to Offer Our Communications Services."

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Price Range of Class A Common Stock

     We completed our initial public offering of Class A common stock in June 1996, at a price per share of Class A common stock of $20.00. Our Class A common stock has been quoted on The Nasdaq Stock Market's National Market System under the symbol "MCLD" since June 11, 1996. Before June 11, 1996, no established public trading market for the Class A common stock existed. The following table sets forth for the periods indicated the high and low sales price per share of our Class A common stock as reported by The Nasdaq Stock Market.

     1996                                                               High      Low
     ----                                                             -------   -------
Second Quarter (from June 11, 1996)................................   $26.75    $22.25
Third Quarter......................................................   $39.50    $23.50
Fourth Quarter.....................................................   $34.50    $25.00

     1997
     ----
First Quarter......................................................   $28.75    $17.375
Second Quarter.....................................................   $34.25    $16.375
Third Quarter......................................................   $40.00    $28.625
Fourth Quarter.....................................................   $41.75    $32.00

     1998
     ----
First Quarter......................................................   $46.375   $30.50
Second Quarter.....................................................   $48.312   $38.00
Third Quarter......................................................   $40.125   $21.375
Fourth Quarter.....................................................   $38.50    $15.25

     On March 22, 1999, the last reported sale price of our Class A common stock on The Nasdaq Stock Market was $41.0625 per share. On March 22, 1999, there were 826 holders of record of our Class A common stock and no holders of record of our Class B common stock, $.01 par value per share.

Dividend Policy

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying dividends in the foreseeable future. Restrictions contained in the indentures that govern the terms of our debt prohibit us from paying dividends. Future dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions in financing agreements (including the indentures that govern the terms of our debt) and such other factors as our board of directors may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

     During 1998, we offered and sold the following equity securities that were not registered under the Securities Act of 1933, as amended:

     (1) On April 24, 1998, we issued an aggregate of 70,508 shares of Class A common stock and paid approximately $1 million to the stockholders of NewCom Technologies, Inc. and NewCom OSP Services, Inc. (collectively, "NewCom") in exchange for all of the outstanding shares of capital stock of NewCom. The transaction was valued at approximately $4.2 million based on the average closing sales price of our Class A common stock on The Nasdaq Stock Market at the time of the transaction.

     (2) On June 29, 1998, we issued 151,019 shares of Class A common stock to Communications Cable-Laying Company, Inc. ("CCC") in exchange for the assets of CCC. The transaction was valued at approximately $6 million based on the average closing sales price of our Class

A common stock on The Nasdaq Stock Market at the time of the transaction and including $78,000 of cash acquisition costs.

     (3) On August 21, 1998, we paid an aggregate of approximately $20 million and issued an option to acquire 245,536 shares of Class A common stock at an exercise price of $37.25 per share to the stockholders of QST Communications, Inc. in exchange for all of the share of capital stock of QST.

     (4) On November 25, 1998, we issued an aggregate of 70,672 shares of Class A common stock and an option to acquire 10,414 shares of Class A common stock at an exercise price of $34.50 per share to Inlet, Inc. in exchange for substantially all of the assets of Inlet. The transaction was valued at approximately $2.4 million based on the average closing sales price of our Class A common stock on The Nasdaq Stock Market at the time of the transaction.

     Each issuance of securities described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions. All recipients had adequate access to information about us through their relationship with us or through information about us made available to them.

     See "Executive Compensation" for information regarding the grant of options to purchase shares of Class A common stock to some of our employees under our 1996 Employee Stock Option Plan as partial consideration for the execution of employment, confidentiality and non-competition agreements.

Item 6.  Selected Financial Data.

     The following table sets forth selected consolidated financial data and should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, the notes thereto and the other financial data contained elsewhere in this Form 10-K.

     The information in the following table reflects financial information for the following companies we have acquired:

                      Acquired Company                  Date Acquired
                      ----------------                  -------------

         MWR Telecom, Inc.                              April 28, 1995
         Ruffalo, Cody & Associates, Inc.               July 15, 1996
         TelecomUSA Publishing Group, Inc.              September 20, 1996
         Consolidated Communications, Inc.              September 24, 1997

The operations statement data and other financial data in the table include the operations of these companies beginning on the dates they were acquired. The balance sheet data in the table include the financial position of these companies at the end of the periods presented, beginning with the period in which they were acquired. These acquisitions affect the comparability of the financial data for the periods presented.

     The information in the table also reflects the following debt securities that McLeodUSA has issued:

    Description of Debt Securities               Principal Amount at Maturity      Date Issued
    ------------------------------               ----------------------------      -----------
10 1/2% senior discount notes due March 1, 2007          $500 million              March 4, 1997
9 1/4% senior notes due July 15, 2007                    $225 million              July 21, 1997
8 3/8% senior notes due March 15, 2008                       $300 million              March 10, 1998
9 1/2% senior notes due November 1, 2008                 $300 million              October 30, 1998

The operations statement data and other financial data in the table reflect the issuance of the 10 1/2% senior discount notes, the 9 1/4% senior notes, the 8 3/8% senior notes and the 9 1/2% senior notes beginning on the dates the notes were issued. The balance sheet data in the table include the effects of these issuances at the end of the periods presented, beginning with the period in which they occurred.

                                                 (table begins on the next page)

                      (In thousands except per share data)

                                                                    Year Ended December 31,
                                                  -----------------------------------------------------------
                                                     1994        1995        1996         1997         1998
                                                  ----------  ----------  ----------  ------------  ----------
Operations Statement Data:
 Revenue.....................................      $  8,014    $ 28,998    $ 81,323     $ 267,886   $ 604,146
                                                   --------    --------    --------     ---------   ---------
 Operating expenses:
  Cost of service............................         6,212      19,667      52,624       151,190     323,208
  Selling, general and
   administrative............................        12,373      18,054      46,044       148,158     260,931
  Depreciation and
   amortization..............................           772       1,835       8,485        33,275      89,107
  Other......................................            --          --       2,380         4,632       5,575
                                                   --------    --------    --------     ---------   ---------
  Total operating
   Expenses..................................        19,357      39,556     109,533       337,255     678,821
                                                   --------    --------    --------     ---------   ---------
 Operating loss..............................       (11,343)    (10,558)    (28,210)      (69,369)    (74,675)
 Interest income (expense),
  Net........................................           (73)       (771)      5,369       (11,967)    (52,234)
  Other income...............................            --          --         495         1,426       1,997
 Income taxes................................            --          --          --            --          --
                                                   --------    --------    --------     ---------   ---------
 Net loss....................................      $(11,416)   $(11,329)   $(22,346)    $ (79,910)  $(124,912)
                                                   ========    ========    ========     =========   =========
 Loss per common share.......................      $   (.53)   $   (.40)   $   (.55)    $   (1.45)  $   (1.99)
                                                   ========    ========    ========     =========   =========
 Weighted average common
  Shares outstanding.........................        21,464      28,004      40,506        54,974      62,807
                                                   ========    ========    ========     =========   =========

                                                                            December 31,
                                                  ------------------------------------------------------------
                                                     1994        1995        1996         1997         1998
                                                  ----------  ----------  ----------  ------------  ----------
Balance Sheet Data:
 Current assets..............................       $ 4,862     $ 8,507    $224,401    $  517,869  $  793,192
 Working capital (deficit)...................       $ 1,659     $(1,208)   $185,968    $  378,617  $  613,236
 Property and equipment, net.................       $ 4,716     $16,119    $ 92,123    $  373,804  $  629,746
 Total assets................................       $10,687     $28,986    $452,994    $1,345,652  $1,925,197
 Long-term debt..............................       $ 3,500     $ 3,600    $  2,573    $  613,384  $1,245,170
 Stockholders' equity........................       $ 3,291     $14,958    $403,429    $  559,379  $  462,806

                                                                       Year Ended December 31,
                                                  ------------------------------------------------------------
                                                     1994        1995        1996         1997         1998
                                                  ----------  ----------  ----------  ------------  ----------
Other Financial Data:
 Capital expenditures, includ-
  ing business acquisitions....................    $  3,393     $14,697    $173,782     $601,137     $339,660
 EBITDA(1).....................................    $(10,571)    $(8,723)   $(17,345)    $(31,462)    $ 20,007

--------------
(1) EBITDA consists of operating loss before depreciation, amortization and other nonrecurring operating expenses. We have included EBITDA data because it is a measure commonly used in the industry. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

     We derive our revenue from:

     . our core business of providing local, long distance and related communications services to end users, typically in a bundled package

     .    the sale of advertising space in telephone directories

     . traditional local telephone company services in east central Illinois and southeast South Dakota

     .    special access, private line and data services

     . communications network maintenance services and telephone equipment sales, leasing, service and installation

     .    telemarketing services

     . other communications services, including video, computer networking, cellular, operator, payphone, mobile radio and paging services

     We began providing traditional local telephone company services and other communications services as a result of our acquisition of CCI in September 1997, telephone directory advertising as a result of our acquisition of TelecomUSA Publishing in September 1996, and telemarketing services as a result of our acquisition of Ruffalo Cody in July 1996. The table set forth below summarizes our percentage of revenues from these sources:

                                                                 Year Ended December 31,
                                                                --------------------------
                                                                  1996     1997     1998
                                                                --------  -------  -------
Local and long distance communications services...............       51%      41%      44%
Telephone directory advertising...............................       19       30       24
Traditional local telephone company services..................       --        6       11
Special access, private line and data services................       13        6        7
Network maintenance and equipment services....................        7        8        6
Telemarketing services........................................       10        5        3
Other communications services.................................       --        4        5
                                                                   ----     ----     ----
                                                                    100%     100%     100%
                                                                   ====     ====     ====

     We began offering local and long distance services to business customers in January 1994. At the end of 1995, we began offering, on a test basis, long distance services to residential customers. In June 1996, we began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of communications services, marketed under the name PrimeLine(R), that includes local and long distance service, voice mail, Internet access and travel card services. Since June 1996, we have expanded the states in which we offer service to business customers to include Iowa, Illinois, Indiana, Minnesota, Wisconsin, North Dakota, South Dakota, Colorado, Missouri and Wyoming. We also expanded our PrimeLine(R) service to additional cities in Iowa and Illinois and began offering the service to customers in North Dakota, South Dakota, Wisconsin, Wyoming and Colorado. We plan to continue our efforts to market and provide local, long distance and other communications services to business customers and market our PrimeLine(R) service to residential customers.

     Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from regional Bell operating companies, costs to terminate the long distance calls of our customers through long distance carriers, costs of printing and distributing telephone directories and costs associated with maintaining the Iowa Communications Network. The Iowa Communications Network is a fiber optic communications network that links many of the State of Iowa's schools, libraries and other public buildings. SG&A consists of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization include depreciation of our telecommunications network and equipment; amortization of goodwill and other intangibles related to our acquisitions, amortization expense related to the excess of estimated fair market value in aggregate of options over the aggregate exercise price of such options granted to some of our officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the regional Bell operating companies to our local telecommunications service.

     As we expand into new markets, both cost of service and SG&A will increase. We expect to incur cost of service and SG&A expenses before achieving significant revenues in new markets. Fixed costs related to leasing of central office facilities needed to provide telephone services must be incurred prior to generating revenue in new markets, while significant levels of marketing activity may be necessary in the new markets in order for us to build a customer base large enough to generate sufficient revenue to offset such fixed costs and marketing expenses.

     In January and February 1996, we granted options to purchase an aggregate of 965,166 and 688,502 shares of our Class A common stock, respectively, at an exercise price of $2.67 per share, to some of our directors, officers and other employees. The estimated fair market value of these options, in the aggregate, at the date of grant was later determined to exceed the aggregate exercise price by approximately $9.2 million. Additionally, in September 1997, we granted options to purchase an aggregate of 1,468,945 shares of our Class A common stock at an exercise price of $24.50 to some employees of CCI. The fair market value of these options, in the aggregate, at the date of grant exceeded the aggregate exercise price by approximately $15.8 million. These amounts are being amortized on a monthly basis over the four-year vesting period of the options.

     We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our internal staffing, develop our systems and expand into new markets. We expect to continue to focus on increasing our customer base and geographic coverage and bringing our customer base onto our communications network. Accordingly, we expect that our cost of service, SG&A and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results.

     In addition, our projected increases in capital expenditures will continue to generate negative cash flows from construction activities during the next several years while we install and expand our fiber optic communications network and develop wireless services. We may also be forced to change our pricing policies to respond to a changing competitive environment, and we cannot assure you that we will be able to maintain our operating margin. We cannot assure you that growth in our revenue or customer base will continue or that we will be able to achieve or sustain profitability or positive cash flows.

     We have generated net operating losses since our inception and, accordingly, have incurred no income tax expense. We have reduced the net deferred tax assets generated by these losses by a valuation allowance which offsets the net deferred tax asset due to the uncertainty of realizing the benefit of the tax loss carry forwards. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Year Ended 1998 Compared with Year Ended 1997

     Total revenue increased from $267.9 million for the year ended December 31, 1997 to $604.1 million for the year ended December 31, 1998, representing an increase of $336.2 million or 125%. Revenue from the sale of local and long distance communications services accounted for $157.4 million of this increase, including $58.1 million contributed by CCI. Local exchange services generated by ICTC increased by $51.7 million over 1997. Private line and data revenues accounted for $26.7 million of increased revenues over 1997, which was primarily attributable to the acquisition of CCI. Network maintenance and equipment revenue increased $11.9 million over 1997 due primarily to the acquisitions of Digital Communications of Iowa, Inc., ESI Communications, Inc., CCI and NewCom. Other communications revenue, which was due almost entirely to the acquisition of CCI, represented $17.9 million of the increase in revenues. Directory revenues increased $63.8 million from 1997 to 1998 due to revenues from new directories acquired in 1998 and the acquisition of CCI. The $6.8 million increase in telemarketing revenues from 1997 to 1998 was due almost entirely to the acquisition of CCI.

     Cost of service increased from $151.2 million for 1997 to $323.2 million for 1998, representing an increase of $172.0 million or 114%. This increase in cost of service was due primarily to the growth in our local and long distance communications services and to the acquisitions of Digital Communications, ESI Communications, CCI, CCC and NewCom, which contributed an aggregate of $109.7 million to the increase. Cost of service as a percentage of revenue decreased from 56% for 1997 to 53% for 1998, as a result of these acquisitions and as a result of reductions in the cost of providing local and long distance services as a percentage of local and long distance communications revenue, which decreased from 84% in 1997 to 70% in 1998. This decrease was primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the regional Bell operating companies and reduced long distance costs resulting from migration of over 60% of customer long distance traffic to our fiber optic communications network.


     SG&A increased from $148.2 million for the year ended December 31, 1997 to $260.9 million for the year ended December 31, 1998, an increase of $112.7 million or 76%. The acquisitions of Digital Communications, ESI Communications, CCI, CCC, NewCom and Inlet contributed an aggregate of $61.9 million to the increase. Also contributing to this increase were increased costs of $50.8 million primarily related to expansion of selling, customer support and administration activities to support our growth.

     Depreciation and amortization expenses increased from $33.3 million for the year ended December 31, 1997 to $89.1 million for the year ended December 31, 1998, representing an increase of $55.8 million or 168%. This increase consisted of $38.1 million related to the acquisitions of Digital Communications, ESI Communications, CCI, CCC, NewCom and Inlet, and $17.7 million due primarily to the growth of our communications network.

     Other operating expenses represented the amortization of capitalized costs associated with CCD directories in progress at the time we acquired CCI.

     Interest income increased from $22.7 million for the year ended December 31, 1997, to $26 million in 1998. This increase resulted from increased earnings on investments made with the remaining proceeds from our debt offerings in March and July 1997 and the proceeds from our offerings of 8 3/8% senior notes and 9 1/2% senior notes in March and October 1998, respectively.

     Gross interest expense increased from $39.0 million for the year ended December 31, 1997 to $88.9 million in 1998. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $8.4 million and an increase of interest of $36 million as the result of the issuance of our 9 1/4% senior notes, 8 3/8% senior notes and 9 1/2% senior notes. Interest expense of approximately $8 million and $4.4 million was capitalized as part of our construction of fiber optic communications network during 1998 and 1997, respectively. In addition, interest expense of approximately $2.6 million was capitalized as part of our operating facilities building construction and our software development in 1998, with no corresponding amount in 1997.


     Net loss increased from $79.9 million for the year ended December 31, 1997 to $124.9 million for the year ended December 31, 1998, an increase of $45 million. This increase resulted primarily from the following three factors:

     . the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues

     . the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions

     . net interest expense on indebtedness to fund market expansion, network development and acquisitions

Year Ended 1997 Compared with Year Ended 1996

     Revenue was $267.9 million for the year ended December 31, 1997, an increase of $186.6 million or 229% from $81.3 million for 1996. This increase was due to the many acquisitions completed in 1997 and 1996 as well as the increase in local and long distance customers. Revenue from the sale of local and long distance communications services accounted for $68.6 million of the increase, including $23.1 million contributed by CCI from September 25, 1997 to December 31, 1997. Local exchange services represented $16.1 million for the period from September 25, 1997 to December 31, 1997, for which there were no corresponding 1996 revenues. Private line and data revenues accounted for $6.9 million of increased revenues over 1996 which was primarily attributable to the acquisition of CCI. Network maintenance and equipment revenue increased $15.0 million over 1996 due to the acquisitions of Digital Communications, ESI Communications and CCI. Other communications revenue, which was due entirely to the acquisition of CCI, represented $9.9 million of 1997 revenues with no corresponding 1996 amount. Directory revenues increased $65.9 million from 1996 to 1997 and were due to a full year of TelecomUSA Publishing revenues in 1997 and the acquisition of CCI on September 24, 1997. The increase in telemarketing revenues from 1996 to 1997 of $4.1 million was due almost entirely to the acquisition of CCI.

     Cost of service increased from $52.6 million for the year ended
December 31, 1996 to $151.2 million for the year ended December 31, 1997, representing an increase of $98.6 million or 187%. This increase in cost of service was due primarily to the growth in our local and long distance communications services and to the acquisitions of Ruffalo Cody, TelecomUSA Publishing, Digital Communications, ESI Communications and CCI, which contributed an aggregate of $62.2 million to the increase. Cost of service as a percentage of revenue decreased from 65% for the year ended December 31, 1996 to 58% for the year ended December 31, 1997, primarily as a result of the effect of these acquisitions. The cost of providing local and long distance services as a percentage of local and long distance communications revenue increased from 70% for the year ended December 31, 1996 to 73% for the year ended December 31, 1997, primarily as a result of increased line costs associated with our accelerated expansion into new markets.

     SG&A increased from $46 million for the year ended December 31, 1996 to $148.2 million for the year ended December 31, 1997, an increase of $102.2 million or 222%. The acquisitions of Ruffalo Cody, TelecomUSA Publishing, Digital Communications, ESI Communications and CCI contributed an aggregate of $54.3 million to the increase. Also contributing to this increase were increased costs of $43.6 million primarily related to expansion of selling, customer support and administration activities to support our growth.

     Depreciation and amortization expenses increased from $8.5 million for the year ended December 31, 1996 to $33.3 million for the year ended December 31, 1997, representing an increase of $24.8 million or 292%. The increase was primarily due to $14.3 million related to the acquisitions of Ruffalo Cody, TelecomUSA Publishing, Digital Communications, ESI Communications and CCI, and $3.8 million due primarily to the growth of our network in 1997.

     Other operating expenses in 1997 represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with TelecomUSA Publishing and CCI directories in progress at the time of the acquisitions.

     Interest income increased from $6 million for the year ended December 31, 1996 to $22.7 million for the year ended December 31, 1997. This increase resulted from increased earnings on investments made with a portion of the proceeds from our offerings of Class A common stock in June and November 1996 and from our private offerings of 10 1/2% senior discount notes and 9 1/4% senior notes in March 1997 and July 1997, respectively.

     Gross interest expense increased from $869,000 for the year ended December 31, 1996 to $39.0 million for the year ended December 31, 1997. This increase was primarily a result of accretion of interest on the 10 1/2% senior discount notes of $26.8 million and accrual of interest on the 9 1/4% senior notes of $9.5 million. Interest expense of approximately $4.4 million and $204,000 was capitalized as part of our construction of fiber optic network during the years ended December 31, 1997 and 1996, respectively.

     Net loss increased from $22.3 million for the year ended December 31, 1996 to $79.9 million for the year ended December 31, 1997, an increase of $57.6 million. This increase resulted primarily from the following three factors:

     . the construction and expansion of our communications network which require significant expenditures, a substantial portion of which is incurred before the realization of revenues

     . the increased depreciation expense related to those networks and amortization of intangibles related to acquisitions

     . net interest expense on indebtedness to fund market expansion, network development and acquisitions

     Operating loss before depreciation, amortization and other non-recurring operating expenses increased from a negative $17.3 million for the year ended December 31, 1996 to a negative $31.5 million for the year ended December 31, 1997, an increase of $14.2 million. The change reflected the increase in the operating loss incurred in 1997 due primarily to the expansion of our local, long distance and other communications services as described above.

Year Ended 1996 Compared with Year Ended 1995

     Revenue increased from $29 million for the year ended December 31, 1995 to $81.3 million for the year ended December 31, 1996, representing an increase of $52.3 million or 180%. Revenue from the sale of local and long distance communications services accounted for $19.9 million of this increase. Included in the year ended December 31, 1996 revenue was $8.6 million of revenue from Ruffalo Cody, which was acquired on July 15, 1996, and $15.1 million in revenue from TelecomUSA Publishing, which was acquired on September 20, 1996. Excluding these acquisitions, 1996 revenue would have been $57.6 million.

     Cost of service increased from $19.7 million for the year ended
December 31, 1995 to $52.6 million for the year ended December 31, 1996, an increase of $32.9 million or 168%. This increase in cost of service was due primarily to the growth in our local and long distance communications services and to the acquisitions of Ruffalo Cody and TelecomUSA Publishing, which contributed $4.5 million and $6.7 million, respectively, to the increase. Cost of service as a percentage of revenue decreased from 68% to 65%, primarily as a result of the effect of these acquisitions. The cost of providing local and long distance services as a percentage of local and long distance communications revenue increased from 68% for the year ended December 31, 1995 to 70% for the year ended December 31, 1996, primarily as a result of an increased number of higher volume, price-sensitive customers and increased local line costs associated with expansion into new markets.

     SG&A increased from $18.1 million for the year ended December 31, 1995 to $46 million for the year ended December 31, 1996, an increase of $27.9 million or 155%. The acquisitions of Ruffalo Cody and TelecomUSA Publishing contributed $3.3 million and $7.3 million, respectively, to the increase. Increased costs of $17.3 million related to expansion of selling, customer support and administration activities to support our growth also contributed to this increase.

     Depreciation and amortization expenses increased from $1.8 million for the year ended December 31, 1995 to $8.5 million for the year ended December 31, 1996, an increase of $6.7 million or 362%. This increase consisted of $2.1 million related to the acquisitions of Ruffalo Cody and TelecomUSA Publishing; amortization expense of $2 million related to the excess of estimated aggregate fair market value of options over the aggregate exercise price of such options granted to some of our officers, other employees, and directors; and $2.6 million due primarily to the growth of our network in 1996.

     Other operating expense in 1996 represented the realization of a purchase accounting adjustment related to the capitalization of costs associated with directories in progress at the time we acquired TelecomUSA Publishing.

     We had net interest income of $5.4 million for the year ended December 31, 1996 compared to net interest expense of $771,000 for the year ended
December 31, 1995 as a result of earnings on investments made with a portion of the proceeds of our public offerings of Class A common stock during 1996 and decreased interest expense on reduced borrowings as a result of our repayment of all amounts outstanding under a bank credit facility maintained by McLeodUSA from May 1994 until June 1996 with a portion of the net proceeds from our initial public offering of Class A common stock. We also had other non-operating income of $495,000 for the year ended December 31, 1996.

     Net loss increased from $11.3 million for the year ended December 31, 1995 to $22.3 million for the year ended December 31, 1996, an increase of $11 million. This increase resulted primarily from the expansion of the local and long distance businesses, amortization and other operating expenses related to the acquisitions of Ruffalo Cody and TelecomUSA Publishing and amortization expense related to stock options granted to some of our officers, other employees and directors. The development of our business and the construction and expansion of our communications network require significant expenditures, a substantial portion of which is incurred before the realization of revenues.

     Operating loss before depreciation, amortization and other non-recurring operating expenses increased from a negative $8.7 million for the year ended December 31, 1995 to a negative $17.3 million for the year ended December 31, 1996, an increase of $8.6 million. The change reflected the increase in the operating loss incurred in 1996 due primarily to the expansion of our local, long distance and other communications services and the factors described above.

Liquidity and Capital Resources

     Our total assets increased from $1.3 billion at December 31, 1997 to $1.9 billion at December 31, 1998, primarily due to the net proceeds of approximately $583.8 million from our private offerings of 8 3/8% senior notes and 9 1/2% senior notes in March 1998 and October 1998, respectively. At December 31, 1998, our current assets of $793.2 million exceeded our current liabilities of $180.0 million, providing working capital of $613.2 million, which represents an increase of $234.6 million compared to December 31, 1997, primarily attributable to the net proceeds from our private offerings of 8 3/8% senior notes and 9 1/2% senior notes. At December 31, 1997, our current assets of $517.9 million exceeded current liabilities of $139.3 million, providing working capital of $378.6 million.

     Net cash used in operating activities totaled $22.5 million for the year ended December 31, 1998 and $8.8 million for the year ended December 31, 1997. During the year ended December 31, 1998, cash for operating activities was used primarily to fund our net loss of $124.9 million for such period. As a result of the expansion of our local and long distance communications services, we also required cash to fund:

     .    growth in trade receivables of $6.4 million

     .    growth in inventory of $8.2 million

     .    prepaid and other expenses of $34.3 million

     .    deferred line installation costs of $13.6 million

These amounts were partially offset by:

     .    increases in accounts payable and accrued expenses of $32.2 million

     .    increases in deferred revenue of $4.6 million

     .    increases in customer deposits of $4.1 million

     .    cumulative non-cash expenses of $123.2 million

     During the year ended December 31, 1997, cash for operating activities was used primarily to fund our net loss of $79.9 million for such period. We also required cash to fund the growth in accounts receivable and deferred line installation costs of $15.9 million and $9.7 million, respectively, offset by increases in accounts payable and accrued expenses of $27.1 million, deferred revenues of $7.2 million, customer deposits of $3 million and cumulative non-cash expenses of $60 million.

     Net cash used in investing activities totaled $424.0 million during the year ended December 31, 1998 and $242.8 million during the year ended
December 31, 1997. The expansion of our local and long distance communications services, development and construction of our fiber optic communications networks and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $289.9 million and $151.3 million during the years ended December 31, 1998 and 1997, respectively. We also used cash of $607.4 million to acquire available-for-sale securities during the year ended December 31, 1998, offset by proceeds from sales and maturities of available-for-sale securities of $506.4 million during the period. During the year ended December 31, 1997, the cash used in investing activities was partially offset by net proceeds of $120.2 million from the sales and maturities of available-for-sale securities.

     During the year ended December 31, 1998, we used an aggregate of $27.8 million cash to acquire:


     .    directories from F.D.S.D. Rapid City Directories, Inc. in March 1998

     .    directories from Bi-Rite Directories, Inc. in March 1998

     . directories from Smart Pages, Inc. and Yellow Pages Publishers, Inc. in April 1998

     .    directories from ADCO Publishing Co., Inc. in September 1998

     .    directories from River Directories, Inc. in November 1998

     .    directories from Mo-Ark Directories, Inc. in December 1998

     .    the capital stock of NewCom in April 1998

     .    the assets of CCC in June 1998

     .    the capital stock of QST in August 1998

     .    the assets of Inlet in November 1998

     During the year ended December 31, 1997, we used an aggregate of $181.9 million cash to acquire:

     .    the assets of ESI Communications in June 1997

     .    directories from Fronteer Financial Holdings, Inc. in February 1997

     .    directories from Indiana Directories, Inc. in March 1997

     . directories from Smart Pages, Inc. and Yellow Pages Publishers, Inc. in September 1997

     .    the capital stock of CCI in September 1997


     In 1997, the FCC awarded us 26 "D" and "E" block frequency PCS licenses and in September 1997 we acquired CCI and its "E" block frequency PCS license, giving us a total of 27 PCS licenses in 25 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. During 1996 and 1997, we paid an aggregate of approximately $32.8 million for the 26 PCS licenses awarded to us by the FCC.

     Net cash received from financing activities was $569.6 million during the year ended December 31, 1998, primarily as a result of our private offerings of 8 3/8% senior notes in March 1998 and 9 1/2% senior notes in October 1998. Net cash received from financing activities during the year ended December 31, 1997 was $487 million and was primarily obtained from our private offerings of 10 1/2% senior discount notes in March 1997 and 9 1/4% senior notes in July 1997.

     1998 Financings. On March 16, 1998, we completed a private offering of $300 million aggregate principal amount of our 8 3/8% senior notes in which we received net proceeds of approximately $291.9 million. Interest on the 8 3/8% senior notes accrues at the rate of 8 3/8% per annum and is payable in cash semi-annually in arrears on March 15 and September 15, starting September 15, 1998. The 8 3/8% senior notes are redeemable at our option, in whole or in part, at any time on or after March 15, 2003 at 104.188% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 15, 2006. In the event of specified equity investments in McLeodUSA by specified strategic investors on or before March 15, 2001, we may, at our option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the original principal amount of the 8 3/8% senior notes at a redemption price equal to 108.375% of their principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, provided that at least 66 2/3% of the original principal amount of the 8 3/8% senior notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a "Change of Control" (as defined in the indenture governing the 8 3/8% senior notes) of McLeodUSA, each holder of 8 3/8% senior notes will have the right to require us to repurchase all or any part of such holder's 8 3/8% senior notes at a purchase price equal to 101% of the principal amount of the 8 3/8% senior notes tendered by such holder plus accrued and unpaid interest, if any, to any "Change of Control Payment Date" (as defined in the indenture governing the 8 3/8% senior notes). The 8 3/8% senior notes will mature on March 15, 2008.

     On October 30, 1998, we completed a private offering of $300 million aggregate principal amount of our 9 1/2% senior notes in which we received net proceeds of approximately $291.9 million. Interest on the 9 1/2% senior notes accrues at the rate of 9 1/2% per annum and is payable in cash semi-annually in arrears on November 1 and May 1, starting May 1, 1999. The 9 1/2% senior notes are redeemable at our option, in whole or in part, at any time on or after November 1, 2003 at 106.75% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after November 1, 2008. In the event of specified equity investments in McLeodUSA by specified strategic investors on or before November 1, 2001, we may, at our option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the original principal amount of the 9 1/2% senior notes at a redemption price equal to 111.5% of their principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, provided that at least 66 2/3% of the original principal amount of the 9 1/2% senior notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a "Change of Control" (as defined in the indenture governing the 9 1/2% senior notes) of McLeodUSA, each holder of 9 1/2% senior notes will have the right to require us to repurchase all or any part of such holder's 9 1/2% senior notes at a purchase price equal to 101% of the principal amount of the 9 1/2% senior notes tendered by such holder plus accrued and unpaid interest, if any, to any "Change of Control Payment Date" (as defined in the indenture governing the 9 1/2% senior notes). The 9 1/2% senior notes will mature on November 1, 2008.

     1997 Financings. On March 4, 1997, we completed a private offering of $500 million aggregate principal amount at maturity of our 10 1/2% senior discount notes. The 10 1/2% senior discount notes were issued with an original issue discount in which we received approximately $288.9 million in net proceeds. The 10 1/2% senior discount notes accrete from March 4, 1997 at a rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount of $500 million by March 1, 2002. As of December 31, 1998, the accreted balance of the 10 1/2% senior discount notes was $361.9 million. Interest will not accrue on the 10 1/2% senior discount notes before March 1, 2002. Thereafter, interest will accrue at a rate of 10 1/2% per annum and will be payable in cash semi-annually in arrears on March 1 and September 1 of each year, starting September 1, 2002. The 10 1/2% senior discount notes are redeemable, at our option, in whole or in part, at any time on or after March 1, 2002, at 105.25% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 1, 2005. In the event of specified equity investments in McLeodUSA by specified strategic investors on or before March 1, 2000, we may, at our option, use all or a portion of the net proceeds therefrom to redeem up to a maximum of 33 1/3% of the original principal amount of the 10 1/2% senior discount notes at a redemption price of 110.5% of their accreted value, provided that at least 66 2/3% of the original principal amount of the 10 1/2% senior discount notes would remain outstanding after giving effect to such redemption. In addition, in the event of a "Change of Control" (as defined in the indenture governing the 10 1/2% senior discount notes) of McLeodUSA, each holder of 10 1/2% senior discount notes will have the right to require us to repurchase all or any part of such holder's 10 1/2% senior discount notes at a purchase price equal to 101% of the accreted value thereof prior to March 1, 2002, or 101% of the principal amount thereof plus accrued and unpaid interest, if any, on or after March 1, 2002. The 10 1/2% senior discount notes will mature on March 1, 2007.

     On July 21, 1997, we completed a private offering of $225 million aggregate principal amount of our 9 1/4% senior notes in which we received net proceeds of approximately $217.6 million. Interest on the 9 1/4% senior notes accrues at the rate of 9 1/4% per annum and is payable in cash semi-annually in arrears on July 15 and January 15, starting January 15, 1998. The 9 1/4% senior notes are redeemable at our option, in whole or in part, at any time on or after July 15, 2002 at 104.625% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after July 15, 2005. In the event of specified equity investments in McLeodUSA by specified strategic investors on or before July 15, 2000, we may, at our option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the original principal amount of the 9 1/4% senior notes at a redemption price equal to 109.25% of their principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, provided that at least 66 2/3% of the original principal amount of the 9 1/4% senior notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a "Change of Control" (as defined in the indenture governing the 9 1/4% senior notes) of McLeodUSA, each holder of 9 1/4% senior notes will have the right to require us to repurchase all or any part of such holder's 9 1/4% senior notes at a purchase price equal to 101% of the principal amount of the 9 1/4% senior notes tendered by such holder plus accrued and unpaid interest, if any, to any "Change of Control Payment Date" (as defined in the indenture governing the 9 1/4% senior notes). The 9 1/4% senior notes will mature on July 15, 2007.

     Recent Events. On February 10, 1999, we acquired Talking Directories for an aggregate of 2,556,390 shares of our Class A common stock. In a related and concurrent transaction, on February 10, 1999, we also acquired Info America for an aggregate of 1,203,007 shares of our Class A common stock. We paid approximately $27 million of the outstanding obligations of Talking Directories and Info America at the time of these transactions.

     On March 5, 1999, we acquired Dakota Telecommunications for an aggregate of 1,375,000 shares of our Class A common stock and the assumption of $31 million in debt.

     On January 7, 1999, we entered into the Ovation merger agreement with Ovation and several stockholders of Ovation to acquire Ovation, subject to several conditions, for an amount of cash and a number of shares of Class A common stock to be determined immediately prior to consummation of the transaction. We estimate that we will be required to issue approximately
5.1 million shares of our Class A common stock and to pay approximately
$141 million cash to effect the Ovation merger. We will also assume approximately $95 million in Ovation debt. Consummation of the Ovation merger is subject to the satisfaction of several conditions, including receipt of specified regulatory approvals and other customary conditions. We cannot assure you that the Ovation merger will be consummated.

     On February 22, 1999, we completed a private offering of $500 million aggregate principal amount of our 8 1/8% senior notes in which we received net proceeds of approximately $487.8 million. Interest on the 8 1/8% senior notes accrues at the rate of 8 1/8% per annum and is payable in cash semi-annually in arrears on February 15 and August 15, starting August 15, 1999. The 8 1/8% senior notes are redeemable at our option, in whole or in part, at any time on or after February 15, 2004 at 104.063% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity,plus accrued and unpaid interest, on or after February 15, 2007. In the event of specified equity investments in McLeodUSA by specified strategic investors on or before February 15, 2002, we may, at our option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the original principal amount of the 8 1/8% senior notes at a redemption price equal to 108.125% of their principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, provided that at least 66 2/3% of the original principal amount of the 8 1/8% senior notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a "Change of Control" (as defined in the indenture governing the 8 1/8% senior notes) of McLeodUSA, each holder of 8 1/8% senior notes will have the right to require us to repurchase all or any part of such holder's
8 1/8% senior notes at a purchase price equal to 101% of the principal amount of the 8 1/8% senior notes tendered by such holder plus accrued and unpaid interest, if any, to any "Change of Control Payment Date" (as defined in the indenture governing the 8 1/8% senior notes). The 8 1/8% senior notes will mature on February 15, 2009.

     Our 10 1/2% senior discount notes, 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes are senior unsecured obligations of McLeodUSA ranking pari passu in right of payment with all other existing and future senior unsecured obligations of McLeodUSA and senior to all existing and future subordinated debt of McLeodUSA. The 10 1/2% senior discount notes, 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes are effectively subordinated to all existing and future secured indebtedness of McLeodUSA and our subsidiaries to the extent of the value of the assets securing such indebtedness. The 10 1/2% senior discount notes, 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of our subsidiaries.

     The indentures governing our 10 1/2% senior discount notes, 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes impose operating and financial restrictions on us and our subsidiaries. These restrictions affect, and in many cases significantly limit or prohibit, among other things, our and our subsidiaries' ability to:

     .    incur additional indebtedness

     . pay dividends or make distributions in respect of our or our subsidiaries' capital stock

     .    redeem capital stock

     .    make other restricted payments

     .    enter into sale and leaseback transactions

     .    create liens upon assets

     .    enter into transactions with affiliates or related persons

     .    sell assets

     .    consolidate, merge or sell all or substantially all of our assets

We cannot assure you that such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our interests.

     We need significant capital to continue to expand our operations, facilities, network and services. We cannot assure you that our capital resources will permit us to fund our planned network deployment and operations or achieve operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some of our expansion plans or expenditures, which could have a material adverse effect on our business, results of operations or financial condition.

     As of December 31, 1998, based on our business plan, capital requirements and growth projections as of that date, we estimated that we would require approximately $1.4 billion through 2001. Our estimated aggregate capital requirements include the projected costs of:


     . building our fiber optic communications network, including intra-city fiber optic communications networks

     .    expanding operations in existing and new markets

     .    developing wireless services

     .    funding general corporate expenses

     .    completing recent and pending acquisitions

     . constructing, acquiring, developing or improving telecommunications assets

     The estimated costs and incremental capital needs associated with the acquisitions of Talking Directories, Info America, Dakota Telecommunications and Ovation are included in our estimated aggregate capital requirements.


     We expect to use the following to address our capital needs:

     . approximately $487.8 million in net proceeds from our offering of 8 1/8% senior notes

     . approximately $591.7 million of cash and investments on hand at December 31, 1998

     .    additional issuances of debt or equity securities

     .    projected operating cash flow

     Our estimate of future capital requirements is a forward-looking statement within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as:

     . strategic acquisition costs and effects of acquisitions on our business plan, capital requirements and growth projections

     .    unforeseen delays

     .    cost overruns

     .    engineering design changes

     .    changes in demand for our services

     .    regulatory, technological or competitive developments

     .    new opportunities


     We also expect to evaluate potential acquisitions, joint ventures and strategic alliances on an ongoing basis. We may require additional financing if we pursue any of these opportunities. Accordingly, we may need additional capital to continue to expand our markets, operations, facilities, network and services.

     We may meet any additional capital needs by issuing additional debt or equity securities or borrowing funds from one or more lenders. We cannot assure you that we will have timely access to additional financing sources on acceptable terms.

     We have received a non-binding commitment from The Chase Manhattan Bank to lead a syndication to provide a senior secured revolving credit facility. We cannot assure you, however, that we will be successful in obtaining such credit facility on acceptable terms or at all.

     Failure to generate or raise sufficient funds may require us to delay or abandon some of our expansion plans or expenditures, which could have a material adverse effect on our business, results of operations or financial condition. See "Business--Risk Factors--Failure to Raise Necessary Capital Could Restrict Our Ability to Develop Our Network and Services and Engage in Strategic Acquisitions."

Market Risk

     At December 31, 1998, we recorded the marketable equity securities that we hold at a fair value of $30.6 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately
$3 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

     We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of our long-term debt obligations are fixed rate obligations.

Year 2000 Date Conversion

     We are currently verifying system readiness for the processing of date-sensitive information by our computerized information systems. The Year 2000 problem impacts computer programs and hardware timers using two digits (rather than four) to define the applicable year. Some of our programs and timers that have time-sensitive functions may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures.

     We are reviewing our IT and non-IT computer systems and programs to determine which are not capable of recognizing the Year 2000 and to verify system readiness for the millennium date. The review covers all of our operations and is centrally managed. The review includes:

     1.   increasing employee awareness and communication of Year 2000 issues

     2. inventorying hardware, software and data interfaces and confirming Year 2000 readiness of key vendors

     3. identifying mission-critical components for internal systems, vendor relations and other third parties

     4.   estimating costs for remediation

     5.   estimating completion dates

     6.   testing and verifying systems

     7. remediating any identified problems by correcting or replacing systems or components

     8.   implementing the remediation plan

     9.   developing contingency plans

     10.  training for contingency plans

     We have completed more than 95% of the activities required for the first three of these steps, more than 75% of the activities required for the fourth and fifth steps, more than 30% of the activities required for the sixth and seventh steps and more than 20% of the activities required for the eighth step. We are in the initial stages of performing the activities required to complete the remaining steps and have begun to develop contingency plans to handle our most reasonably likely worst case Year 2000 scenarios. The completion percentages do not include information for pending or recently completed acquisitions. The review and related Year 2000 activities have not caused us to defer or forego, to any material degree, any other critical IT project.

     We estimate that our Year 2000 readiness costs will not exceed
$11.5 million. We generally expense these costs as incurred. As of February 28, 1999, we had incurred costs of $2.3 million in connection with our Year 2000 readiness activities.

     Our estimate of our Year 2000 readiness costs is a forward-looking statement within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Costs, results, performance and effects of Year 2000 activities described in those forward-looking statements may differ materially from actual costs, results, performance and effects in the future due to the interrelationship and interdependence of our computer systems and those of our vendors, material service providers, customers and other third parties.

     We have not yet fully identified our most reasonably likely worst case Year 2000 scenarios. We continue to contact our vendors, suppliers and third parties with which we have material relationships, regarding their state of readiness. This activity is focused primarily on mission critical systems and key business suppliers. U S WEST, Ameritech and Southwestern Bell are our primary suppliers of local central office switching and local lines. Until we have received and analyzed substantial responses from them we will have difficulty determining our worst case scenarios.

     We have begun to develop contingency plans to handle worst case scenarios, to the extent they can be identified fully. We intend to complete our contingency planning after completing our determination of worst case scenarios. Completion of these activities depends upon the responses to the inquiries we have made of our major vendors, material service providers and third parties with which we have material relationships. We have also begun work on contingency plans for some systems identified as critical to our operations.

     If we, our major vendors, our material service providers or our customers fail to address Year 2000 issues in a timely manner, such failure could have a material adverse effect on our business, results of operations and financial condition. We depend on local exchange carriers, primarily the regional Bell operating companies, to provide most of our local and some of our long distance services. To the extent U S WEST, Ameritech or Southwestern Bell fail to address Year 2000 issues which might interfere with their ability to fulfill their obligations to us, such interference could have a material adverse effect on our future operations. If other telecommunications carriers are unable to resolve Year 2000 issues, it is likely that we will be affected to a similar degree as others in the telecommunications industry.

Effects of New Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than our 1999 fiscal year. We plan to modify our method of capitalization of such costs by adopting this statement prospectively on January 1, 1999. We are currently evaluating this statement but do not expect it to have a material impact on our financial condition or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     We do not expect the impact of the adoption of SFAS 133 to be material to our results of operations as we do not currently hold any derivative instruments or engage in hedging activities.

Inflation

     We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     At December 31, 1998, we recorded the marketable equity securities that we hold at a fair value of $30.6 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately
$3 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

     We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of our long-term debt obligations are fixed rate obligations.

Item 8.  Financial Statements and Supplementary Data.

     Our consolidated financial statements, including our consolidated balance sheets as of December 31, 1998 and 1997, consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996, consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997 and 1996, consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996, and notes to our consolidated financial statements, together with a report thereon of Arthur Andersen LLP, dated January 27, 1999, are attached hereto as pages F-2 through F-31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On March 27, 1997, we engaged the accounting firm of Arthur Andersen LLP as our principal independent accountants, to replace McGladrey & Pullen, LLP, our former independent accountants, effective with such engagement. The decision to change independent accountants was made following a review of competitive proposals submitted by Arthur Andersen LLP and two other major public accounting firms, and was recommended by the audit committee of our board of directors and approved by our board of directors. McGladrey & Pullen, LLP did not resign and did not decline to stand for re-election.

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

     McGladrey & Pullen, LLP's reports on the financial statements of McLeodUSA for the fiscal years ended December 31, 1996 and 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     We provided McGladrey & Pullen, LLP with a copy of this disclosure and requested that McGladrey & Pullen, LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. (A copy of the McGladrey & Pullen, LLP letter addressed to the SEC is filed as Exhibit 16.1 to this Form 10-K).

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Our Directors and Executive Officers

     The following is a list of our directors and executive officers as of December 31, 1998. Our board of directors currently consists of nine directors, divided into three classes serving staggered three-year terms, with one-third elected at each annual stockholders meeting. Our executive officers generally are appointed for one-year terms by our board of directors at their first meeting after our annual stockholders meeting. Our directors and executive officers serve until their terms expire and their successors are elected and qualified, or until they resign or are removed or disqualified to serve. The ages of the persons set forth below are as of December 31, 1998.

                                                                                                        Term as
             Name               Age                    Position(s) with Company                     Director Expires
------------------------------  ---  -------------------------------------------------------------  ----------------
Clark E. McLeod...............   52  Chairman, Chief Executive Officer and Director                        2000
Richard A. Lumpkin............   63  Vice Chairman and Director                                            2001
Stephen C. Gray...............   40  President, Chief Operating Officer and Director                       1999
Blake O. Fisher, Jr...........   54  Group Vice President, Regional President--Iowa and Minnesota          2000
                                     and Director
J. Lyle Patrick...............   46  Group Vice President--Finance and Accounting and Chief
                                     Financial and Accounting Officer
Arthur L. Christoffersen......   52  Group Vice President--Publishing Services
Kirk E. Kaalberg..............   39  Group Vice President--Network Services
Stephen K. Brandenburg........   46  Group Vice President--Intelligent Technologies and Systems
                                     and Chief Information Officer
David M. Boatner..............   50  Group Vice President and Regional President--Colorado,
                                     Wyoming, North Dakota and South Dakota
Albert P. Ruffalo.............   52  Group Vice President--Human Resources, Training and Direct
                                     Marketing
Dennis L. Erickson............   52  Group Vice President and Regional President--Indiana,
                                     Illinois and Wisconsin
Steven J. Shirar..............   40  Group Vice President and Regional President--Missouri
Michael J. Brown..............   41  Group Vice President--Customer Support
Randall Rings.................   36  Vice President, General Counsel and Secretary
Thomas M. Collins(1)(2).......   71  Director                                                              2001
Robert J. Currey..............   53  Director                                                              1999
Lee Liu(2)....................   65  Director                                                              2000
Paul D. Rhines(2).............   55  Director                                                              1999
Ronald W. Stepien(1)..........   52  Director                                                              2001

-------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

     Biographical summaries of the experience and principal occupations for the past five years of each of our directors and executive officers are set out below.

     Clark E. McLeod.   Mr. McLeod founded McLeodUSA and has served as Chairman,
Chief Executive Officer and a director since our inception in June 1991. His previous business venture, Teleconnect Company, an Iowa-based long distance telecommunications company, was founded in January 1980. Mr. McLeod served as Chairman and Chief Executive Officer of Teleconnect from January 1980 to December 1988, and from December 1988 to August 1990, he served as President of TelecomUSA, Inc., the successor to Teleconnect following its merger with SouthernNet, Inc. in December 1988. By 1990, TelecomUSA had become America's fourth largest long distance telecommunications company with nearly
6,000 employees. MCI purchased TelecomUSA in August 1990 for $1.25 billion.

     Richard A. Lumpkin.   Mr. Lumpkin has served as Vice Chairman and a
director since September 1997. Mr. Lumpkin was elected as an officer and a director based on requirements under the CCI merger agreement. Mr. Lumpkin served as Chairman and Chief Executive Officer of CCI from 1990 to September 24, 1997, the date we acquired CCI. He continues to serve as Chairman and Chief Executive Officer of ICTC, a post he has held since 1990. From its formation in 1984 to 1990, Mr. Lumpkin served as President of CCI. From 1968 to 1990, Mr. Lumpkin held various executive positions at ICTC, including Vice President of Operations and Treasurer. He is a director of Ameren Corporation, an electric utility holding company, First Mid-Illinois Bancshares, Inc., a bank holding company, and its wholly owned subsidiary First Mid-Illinois Bank & Trust, a bank. Mr. Lumpkin served as a director of International Teledata Corporation, an information technology company, until January 1999. Mr. Lumpkin is Chairman of the Board of Illuminet Holdings, Inc., a telecommunications company. See "Security Ownership of Certain Beneficial Owners and Management--Investor Agreement and Stockholders' Agreements."

     Stephen C. Gray.   Mr. Gray has been Chief Operating Officer since
September 1992, President since October 1994 and a director since April 1993. Mr. Gray is one of Mr. McLeod's nominees on our board of directors. Before joining us, Mr. Gray served from August 1990 to September 1992 as Vice President of Business Services at MCI, where he was responsible for MCI's local access strategy and for marketing and sales support of the Business Markets division. From February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for TelecomUSA, where his responsibilities included sales, marketing, key contract negotiations and strategic acquisitions and combinations. Before joining TelecomUSA, from September 1986 to February 1988, Mr. Gray held a variety of management positions with WilTel, Inc. and Clay Desta Communications, Inc., long-distance telephone companies. See "Security Ownership of Certain Beneficial Owners and Management-- Investor Agreement and Stockholders' Agreements."

     Blake O. Fisher, Jr.   Mr. Fisher has served as a director since October
1996 and as Group Vice President and Regional President--Iowa and Minnesota since September 1998. Mr. Fisher is one of Mr. McLeod's nominees on our board of directors. Mr. Fisher served as Executive Vice President, Corporate Administration and Chief Financial Officer from September 1996 through September 1998, as Chief Financial and Administrative Officer from October 1997 to September 1998 and as Treasurer from February 1996 to September 1998.
Mr. Fisher also served as one of Alliant Energy's nominees on our board of directors from April 1993 to February 1996. He served as Executive Vice President and Chief Financial Officer of IES Industries Inc., a diversified electric utility holding company and predecessor to Alliant Energy, from January 1991 to February 1996. Mr. Fisher also served as President of IES Utilities Inc., an electric utility, from February 1995 to February 1996. Before joining IES, Mr. Fisher held a variety of management positions with Consumers Power Company, an electric utility, including Vice President of Finance and Treasurer. See "Security Ownership of Certain Beneficial Owners and Management--Investor Agreement and Stockholders' Agreements."

     J. Lyle Patrick.   Mr. Patrick has served as Group Vice President Finance
and Chief Financial and Accounting Officer since September 1998. From September 1997 to September 1998, Mr. Patrick served as Executive Vice President Accounting and Public Policy, with responsibility for financial, billing and other administrative functions, as well as regulatory and legislative efforts. From June 1988 until September 1997, Mr. Patrick was Vice President and Chief Financial Officer of CCI. Mr. Patrick is a Certified Public Accountant and was a partner with Arthur Andersen LLP prior to joining CCI.

     Arthur L. Christoffersen.   Mr. Christoffersen has served as Group Vice
President--Publishing Services since September 1998. Mr. Christoffersen served as Group President, Publishing Services from September 1997 to September 1998 and as Executive Vice President, Publishing Services from September 1996, the date we acquired TelecomUSA Publishing, to September 1997. Mr. Christoffersen served as Chairman, President and Chief Executive Officer of TelecomUSA Publishing from November 1990, the date Mr. Christoffersen and other investors acquired TelecomUSA Publishing from MCI, and has continued to serve in that capacity following our acquisition of TelecomUSA Publishing in September 1996. From December 1987 to August 1990, Mr. Christoffersen served as Executive Vice President and Chief Financial Officer of Teleconnect and its successor, TelecomUSA. From 1975 to 1987, Mr. Christoffersen held a variety of management positions, including Executive Vice President, of Life Investors, Inc., a diversified financial services company.

     Kirk E. Kaalberg. Mr. Kaalberg has served since September 1998 as Group Vice President--Network Services, responsible for the design and development of our communications network and switching platforms and maintenance of the Iowa Communications Network. From September 1996 to September 1998, Mr. Kaalberg served as Executive Vice President, Network Services, from March 1994 to September 1996, he served as Senior Vice President, Network Design and Development, and from January 1992 to February 1994, he served as Vice President. From August 1990 to January 1992, Mr. Kaalberg served as a senior manager of MCI, where he managed a 175-person conference calling, financial and operations group. From August 1987 to August 1990, Mr. Kaalberg was an employee of Teleconnect and its successor, TelecomUSA, where he was responsible for business planning and management information systems project prioritization. From 1983 to 1987, he held a variety of product management positions with Banks of Iowa, Computer Services, Inc., a computer services company, and Source Data Systems, a software company.

     Stephen K. Brandenburg.   Mr. Brandenburg has served since September 1998
as Group Vice President--Intelligent Technologies and Systems and since September 1996 as Chief Information Officer, where he is responsible for the design and deployment of our internal computing systems and operations. From September 1996 to September 1998, Mr. Brandenburg served as Executive Vice President and from June 1995 to September 1996, he served as Senior Vice President, Intelligent Technologies and Systems. Prior to joining McLeodUSA, Mr. Brandenburg served from August 1990 to June 1995 as Vice President, Revenue Management Systems at MCI, where he was responsible for MCI's 1,400 person business markets traffic/call processing, order/entry, billing and calling card operations. From 1987 to August 1990, he served as Senior Vice President of Information Systems at Teleconnect and its successor, TelecomUSA. Prior to joining Teleconnect, Mr. Brandenburg held a variety of information systems positions with academic medical centers, including the Mayo Medical Clinic and the University of Wisconsin.

     David M. Boatner. Mr. Boatner has served since September 1998 as Group Vice President and Regional President--Colorado, Wyoming, North Dakota and South Dakota. From September 1996 to September 1998, Mr. Boatner served as Executive Vice President, Business Services and from February 1996 to September 1996, he served as Senior Vice President, Sales and Marketing. Prior to joining us, Mr. Boatner served from January 1995 to February 1996 as Regional Vice President of Sales of WorldCom, a long distance telecommunications company, where he was responsible for sales in the central, western and southwest regions of the United States. From May 1989 to January 1995, Mr. Boatner served as Vice President for Commercial Sales of WilTel, Inc., a long distance telecommunications company which was acquired by WorldCom in January 1995. Before joining WilTel, Inc., Mr. Boatner held a variety of positions at AT&T and its Bell operating subsidiaries.

     Albert P. Ruffalo. Mr. Ruffalo has served as Group Vice President--Human Resources, Training and Direct Marketing since January 1999. He served as Group Vice President--Direct Marketing from September 1998 to January 1999. He served as Executive Vice President, Consumer Services from September 1996 to September 1998. From August 1991 to September 1998, Mr. Ruffalo served as President and Chief Executive Officer of Ruffalo Cody, which we acquired on July 15, 1996. From September 1990 to July 1991, Mr. Ruffalo served as President of a subsidiary of MCI. From 1983 to August 1990, Mr. Ruffalo held various executive positions at Teleconnect and TelecomUSA Data Base Marketing Company, an indirect wholly owned subsidiary of TelecomUSA, Teleconnect's successor. From 1980 to 1983, Mr. Ruffalo was Marketing Manager of National Oats Corporation, a grain distribution firm.

     Dennis L. Erickson. Mr. Erickson has served as Group Vice President and Regional President Illinois, Indiana and Wisconsin since September 1998 and as President of ICTC since February 1998. He served as Executive Vice President of Integrated Business Systems from September 1997 to September 1998. Before September 1997, Mr. Erickson held a variety of senior management positions with CCI, including President of Consolidated Communications Telecom Services from February 1996 to February 1998; Vice President of Operations from November 1990 to February 1996; and Vice President of Human Resources from July 1990 to November 1990.

     Steven J. Shirar. Mr. Shirar has served as Group Vice President and Regional President Missouri since September 1998. From September 1997 until September 1998, Mr. Shirar served as Executive Vice President of Telecommunications Marketing. From August 1996 until September 1997, Mr. Shirar was President of Consolidated Systems and Services, a billing services and software development subsidiary of CCI. From September 1994 through August 1996, Mr. Shirar was Chief Operating Officer of MedAdvantage, a managed health care company. From January 1992 until August 1994, he was President of Ameritech Industrial Infosource, Inc., an advertising services and publishing company. From January 1989 through December 1991, Mr. Shirar was responsible for corporate and market strategy development for Ameritech, focused on the consumer and small business marketplace.

     Michael J. Brown. Mr. Brown has served as Group Vice President Customer Support since September 1998. From February 1998 until September 1998,
Mr. Brown served as Senior Vice President, Customer Support. He served as Senior Vice President of Sales for Colorado, Minnesota, North Dakota and South Dakota from August 1997 until February 1998. Before August 1997, Mr. Brown held a variety of positions at McLeodUSA, including Director of Iowa Sales from January 1994 to September 1994; Vice President of Sales from September 1994 to July 1995; and Vice President, Telecommunications from July 1995 to March 1996. From March 1996 to February 1998, Mr. Brown also served as Vice President of Sales for several of our field sales regions. Before joining McLeodUSA, Mr. Brown was Director for Iowa, Nebraska, and South Dakota in MCI's Business Services division from 1990 to 1994.

     Randall Rings. Mr. Rings has served as Vice President, Secretary and General Counsel since March 9, 1998. From May 1996 to March 1998, he served as General Counsel of McLeodUSA Publishing, where he was responsible for its legal, legislative and regulatory affairs. From 1992 to 1996, Mr. Rings served as an Associate Attorney at March & McMillan, P.C., with a diverse legal practice which included business planning, commercial litigation, employment and environmental law, as well as representation of electric and telephone cooperatives. From November 1988 to June 1992, he served as Corporate Counsel to the Association of Illinois Electric Cooperatives, where he acted as its chief legal officer and advised electric and telephone cooperatives throughout Illinois on corporate, tax, employment and other legal matters.

     Thomas M. Collins.   Mr. Collins has served as a director since April 1993.
Mr. Collins is Of Counsel at Shuttleworth & Ingersoll, P.C., a law firm in Cedar Rapids, Iowa, where he has practiced law since 1952. Mr. Collins was a director of Teleconnect and its successor, TelecomUSA, from 1985 to August 1990. He is also a director of APAC TeleServices, Inc., a telemarketing company.

     Robert J. Currey.   Mr. Currey has served as a director since September
1997. Mr. Currey was elected as a director based on requirements under the CCI merger agreement. Mr. Currey also served as Group President, Telecommunications Services between October 1997 and March 6, 1998; he resigned his position as an executive officer effective March 6, 1998. Mr. Currey is President of 21st Century Telecom Group, Inc., a cable and Internet services company. Mr. Currey is also a director of Brenton Banks Inc., a bank holding company. Mr. Currey served as President of CCI from March 1990 to September 24, 1997, the date we acquired CCI. From June 1988 to March 1990, Mr. Currey served as Senior Vice President, Operations and Engineering of Citizens Utility Co., a diversified utility company. From 1987 to 1988, he served as Executive Vice President of US SPRINT, an interexchange carrier, and from 1984 to 1987, he served as Senior Vice President, Operations for United Telecommunications, Inc., a telecommunications company. Prior to 1984, Mr. Currey served as an Assistant Vice President with Ameritech and also held a succession of management positions in operations, personnel, labor relations and marketing.

     Lee Liu.   Mr. Liu has served as a director since April 1993, during
which time he has been the nominee of IES and its successor, Alliant Energy, to our board of directors. Mr. Liu has been Chairman of IES Industries and its successor, Interstate Energy Corporation, since July 1993. Mr. Liu previously served as Chairman of IES Industries from May 1986 to July 1991. He also served as Chief Executive Officer of IES Industries from May 1986 to April 1998 and as President from May 1986 to November 1996. Mr. Liu has worked for IES and its successor, Alliant Energy, since 1957. Mr. Liu is also a director of Eastman Chemical Company, a chemical company, and the Principal Financial Group, a financial services company. See "Security Ownership of Certain Beneficial Owners and Management--Investor Agreement and Stockholders' Agreements."

     Paul D. Rhines.   Mr. Rhines has served as a director since April 1993.
Since 1997, Mr. Rhines has been Executive Vice President and Managing Member of Marshall Venture Capital, L.C., which is the General Partner of Marshall Capital Fund, L.P., a venture capital limited partnership. He is a founder and a general partner of R.W. Allsop & Associates, L.P. and R.W. Allsop & Associates II L.P., two venture capital limited partnerships established in Cedar Rapids, Iowa, in 1981 and 1983, respectively. He is also a founder and general partner of MARK Venture Partners L.P., a limited partnership which is the general partner of Allsop Venture Partners III, L.P., a venture capital limited partnership established in Cedar Rapids, Iowa in 1987. He has also served since 1980 as Executive Vice President and a director of RWA, Inc., a venture capital management firm. Mr. Rhines was a director of Teleconnect and its successor, TelecomUSA, from 1982 to 1990. He is also a director of American Safety Razor Company, a consumer product manufacturing company.

     Ronald W. Stepien.   Mr. Stepien has served as a director since
December 1997, during which time he has been the nominee of MidAmerican to our board of directors. He previously served as one of MidAmerican's nominees to our board of directors from July 1995 to February 1996. He has been President of MidAmerican Energy Co., an electric utility, since November 1998 and Executive Vice President--Marketing and Delivery for MidAmerican since November 1996.
Mr. Stepien was Senior Vice President--Strategy and Corporate Development for MidAmerican from June 1995 through November 1996. He previously served as an officer of Iowa-Illinois Gas and Electric Company from 1990 through 1995. See "Security Ownership of Certain Beneficial Owners and Management--Investor Agreement and Stockholders' Agreements."


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers and beneficial owners of more than 10% of our Class A common stock to file with the SEC initial reports of ownership of our equity securities and to file subsequent reports when there are changes in such ownership. Officers, directors and beneficial owners of more than 10% of our Class A common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

  Based on our review of these reports and on written representations from the reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 1998 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that one Form 4 for each of Stephen C. Gray and Paul D. Rhines was filed late.

Item 11.  Executive Compensation.

Summary Compensation Table

  The following table sets forth information concerning the cash and non-cash compensation paid or accrued during the periods indicated to our Chief Executive Officer and four other most highly compensated officers whose combined salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998 (the "Named Executive Officers").

                                                                        Long Term
                                                                       Compensation
                                                                          Awards
                                                                       ------------
                                                  Annual Compensation   Securities
                                                  -------------------   Underlying      All Other
Name and Principal Position               Year       Salary  Bonus       Options     Compensation(1)
---------------------------------------  -------  -------------------  ------------  ---------------
Clark E. McLeod                          1998      $228,077  $122,732       100,000    $1,883,200(2)
 Chairman and Chief                      1997       185,262    79,216       223,000         3,000
 Executive Officer                       1996       156,269    72,422       135,500        48,200(3)

Stephen C. Gray                          1998       228,077   122,732       100,000         3,200
 President and Chief                     1997       184,728   199,216       253,000         3,000
 Operating Officer                       1996       156,269    72,422       105,500         3,200

Blake O. Fisher, Jr.                     1998       176,193    92,607        35,000         3,200
 Group Vice President and Regional       1997       143,484   131,048       168,000            --
 President--Iowa and Minnesota           1996        97,654    28,392       238,625            --

Arthur L. Christoffersen                 1998       176,538    68,000        63,000         3,200
 Group Vice President--Publishing        1997       154,524        --       197,000         3,000
 Services                                1996(4)     51,782   106,815            --            --

Richard A. Lumpkin                       1998       161,231   194,309        40,000         3,200
 Vice Chairman                           1997(5)     60,411    28,469        45,000        59,250(6)
                                         1996            --        --            --            --

______________________
(1) Unless otherwise indicated, all other compensation represents matching contributions made by McLeodUSA to the McLeodUSA Incorporated 401(k) Plan on behalf of the Named Executive Officers.
(2) Includes $1,880,000 of premiums paid on split dollar life insurance policies for the benefit of the McLeod Family 1998 Special Trust. For additional information, see "Certain Relationships and Related Transactions."
(3) Includes $45,000 paid by McLeodUSA to the FTC to cover the filing fee for a HSR Act notification filed by Mr. and Mrs. McLeod in connection with their November 1996 purchase of Class A common stock.
(4) Includes amounts received from September 20, 1996 (the date McLeodUSA acquired TelecomUSA Publishing Group, Inc.) to December 31, 1996.
(5) Includes amounts received from September 24, 1997 (the date McLeodUSA acquired CCI) to December 31, 1997.
(6) Represents the payment of accumulated vested vacation at the time McLeodUSA acquired CCI.

Option Grants

     The following table sets forth information with respect to grants of stock options to each of the Named Executive Officers during the year ended December 31, 1998.

                                                Individual Grants                                   Potential Realized
                  -----------------------------------------------------------------------------      Value at Assumed
                    Number of      Percent of                                                     Annual Rates of Stock
                   Securities    Total Options                                                    Price Appreciation for
                   Underlying      Granted to                                                          Option Term
                     Options      Employees in   Exercise                                        ------------------------
  Name            Granted         Fiscal Year    Price        Grant Date       Expiration Date        5%          10%
----------------  ----------     -------------   --------  -----------------  -----------------  ----------   ----------
Clark E. McLeod      100,000(1)            1.6%   $ 29.75  December 31, 1998  December 31, 2008  $1,870,962   $4,741,384

Stephen C. Gray      100,000(1)            1.6      29.75  December 31, 1998  December 31, 2008   1,870,962    4,741,384

Blake O.              35,000(1)            0.6      29.75  December 31, 1998  December 31, 2008     654,837    1,659,484
 Fisher, Jr.

Arthur L.
 Christoffersen       23,000(2)            0.4     41.625      April 3, 1998      April 3, 2008     602,088    1,525,809

                      40,000(1)            0.6      29.75  December 31, 1998  December 31, 2008     748,385    1,896,554

Richard A.            40,000(1)            0.6      29.75  December 31, 1998  December 31, 2008     748,385    1,896,554
 Lumpkin

_______________________
(1) These options vest according to the following schedule: 25% per year for four years.
(2) These options vest according to the following schedule: 1/3 at 56 months with an additional 1/3 at each of 63 and 70 months.

Aggregate Option Exercises and Fiscal Year-End Values

     The following table sets forth information for each Named Executive Officer concerning the exercise of options during fiscal year 1998, the number of securities underlying unexercised options at the 1998 year-end and the year-end value of all unexercised in-the-money options held by such individuals.

                                                                                Value of Unexercised
                                                    Number of Unexercised       In-the-Money Options
                       Shares                    Options at Fiscal Year-End    at Fiscal Year-End(2)
                     Acquired on     Value       --------------------------  --------------------------
       Name           Exercise     Realized(1)   Exercisable  Unexercisable  Exercisable  Unexercisable
-------------------  -----------  -------------  -----------  -------------  -----------  -------------
Clark E. McLeod          123,750  $4,415,709         172,813        318,937  $ 5,441,031     $3,831,220
Stephen C. Gray          217,202   6,367,453         459,697        374,250   13,354,521      4,835,810
Blake O. Fisher, Jr.      41,250   1,363,181         114,969        261,593    2,822,977      4,190,904
Arthur L.                                             15,000        245,000                   1,909,500
 Christoffersen
Richard A. Lumpkin                                    11,250         73,750                      60,000

________________
(1) Represents the difference between the exercise price and the closing price of our Class A common stock on The Nasdaq Stock Market on the date of exercise.
(2) Represents the difference between the exercise price and the closing price of our Class A common stock on The Nasdaq Stock Market on December 31, 1998.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 1998, no member of our board of directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of our board of directors.

     In 1998, we paid 2060 Partnership, L.P. $1,654,000 for the rental of office and parking spaces in Cedar Rapids, Iowa. 2001 Development Company, an Iowa corporation, is the general partner and 80% owner of 2060 Partnership, L.P. Alliant Energy and McLeodUSA own 54.55% and 3.03%, respectively, of the outstanding stock of 2001 Development

Company. The directors and officers of 2001 Development Company include Lee Liu and Thomas M. Collins, directors of McLeodUSA, and Clark E. McLeod, a director and executive officer of McLeodUSA.

     During 1998, we paid $86,000 to Shuttleworth & Ingersoll, P.C., a law firm in Cedar Rapids, Iowa, for legal services rendered. We plan to retain the firm in 1999. We provide local and long distance telephone service for Shuttleworth & Ingersoll. Shuttleworth & Ingersoll paid us $64,000 for these services in 1998. Thomas M. Collins is Of Counsel and a stockholder of Shuttleworth & Ingersoll.

     For a description of other related-party transactions, see "Certain Relationships and Related Transactions."

Employment, Confidentiality and Non-Competition Agreements

     We have entered into employment, confidentiality and non-competition agreements with most members of our senior management, including the Named Executive Officers. These agreements typically provide that the applicable senior management employee:

     . may not compete with us during the term of his or her employment and for a one or two-year period following a termination for cause, resignation or voluntary termination of employment

     . may not disclose any confidential information while employed by us and thereafter

The agreements have an indefinite term but may be terminated on 30 days' written notice by either party, provided, however, that the confidentiality and non-competition obligations survive any such termination. As partial consideration for the execution of the employment, confidentiality and non-competition agreements, we have granted to the employees signing such agreements options to purchase shares of our Class A common stock at exercise prices which are based on the fair market value of the Class A common stock on the date of grant. Such options were granted under our 1996 Employee Stock Option Plan.

Change-of-Control Agreements

     We have entered into change-of-control agreements with our executive officers, including the Named Executive Officers, which provide for payments and benefits in connection with specified terminations of employment after a "change of control" of McLeodUSA (as such term is defined in the change-of-control agreements). The change-of-control agreements terminate on December 31, 2006, unless a change of control has occurred during the six months preceding December 31, 2006, in which case the agreements terminate on December 31, 2007. If an executive who is a party to a change-of-control agreement terminates employment within six months after such a change of control or, if within 24 months after such a change of control, the executive's employment is terminated by McLeodUSA (other than for "disability," "cause," death or "retirement") or by the executive following a "material reduction" in responsibilities or compensation (as such terms are defined in the change-of-control agreements):

     . the executive will be entitled to a lump sum payment equal to 12 or 24 times the executive's "average monthly compensation" (as defined in the change-of-control agreements) during the 12 months immediately preceding the change of control or the date of termination, whichever average monthly compensation is higher

     . all of the executive's outstanding options to purchase stock of McLeodUSA will become immediately exercisable in full

     . if the executive elects to continue coverage under McLeodUSA's group health plan, McLeodUSA will continue to pay the employer portion of the premiums for such coverage for the longer of 24 months or the period of coverage provided by the Internal Revenue Code of 1986, as amended (the "Code")

An executive who is entitled to payment(s) under a change-of-control agreement is subject to a non-compete provision generally restricting the executive from competing with McLeodUSA for a two-year period after the termination of employment.

Directors' Compensation

     Directors who are also employees of McLeodUSA receive no directors fees. Non-employee directors receive directors fees of $1,000 for each board of directors and committee meeting attended in person and $500 for each board of directors and committee meeting attended by telephone. In addition, directors are reimbursed for their reasonable out-of-pocket travel expenses. Directors are also eligible to receive grants of stock options under our Directors Stock Option Plan (the "Directors Plan").

     The Directors Plan was adopted by our board of directors and approved by our stockholders in 1993. On March 28, 1996, the Directors Plan was amended and restated to be a "formula" plan providing for an automatic grant of stock options to eligible non-employee directors. Under the Directors Plan, as amended, the number of shares reserved for purchase upon exercise of options was increased to an aggregate of 550,000 shares of our Class A common stock (subject to adjustment for certain events, such as recapitalizations or stock splits, effected without consideration) for grants to directors who are not officers or employees of McLeodUSA (each an "Eligible Director"). Options to purchase 450,000 shares of Class A common stock had been granted under the Directors Plan and options to purchase 142,314 shares of Class A common stock had been exercised as of December 31, 1998. Under the Directors Plan, each Eligible Director who commences service as a director is granted an initial option to purchase 10,000 shares of Class A common stock. Each such Eligible Director is also granted an additional option to purchase 5,000 shares of Class A common stock immediately after each of the subsequent two annual stockholders' meetings if the Eligible Director continues to be an Eligible Director. The Directors Plan will terminate automatically on March 28, 2006, unless terminated earlier by our board of directors.

     Other than the compensation described above, none of the directors received any other compensation from McLeodUSA in 1998 in connection with their service as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Stock Owned by Management

     The following beneficial ownership table sets forth information regarding beneficial ownership of our Class A common stock as of February 28, 1999 by:

     .    each of our directors

     .    each Named Executive Officer

     .    all executive officers and directors as a group

Under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our Class A common stock as of February 28, 1999 plus those shares of Class A common stock that such stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating such percentage may be different for each stockholder.


     The table is based upon information supplied by our directors and executive officers. Unless otherwise indicated in the footnotes to the table, each of the stockholders listed has sole voting and dispositive power with respect to the shares shown as beneficially owned. Also, except as noted below, the table includes the following shares that the individuals named below have the right to acquire within 60 days from February 28, 1999 upon exercise of options:

          Clark E. McLeod................................................    235,623
          Richard A. Lumpkin.............................................     11,250
          Stephen C. Gray................................................    529,072
          Thomas M. Collins..............................................     77,345
          Blake O. Fisher, Jr............................................    189,562
          Paul D. Rhines.................................................     77,345
          Ronald W. Stepien..............................................     18,750
          Lee Liu........................................................     27,345
          Robert J. Currey...............................................     37,500
          Arthur L. Christoffersen.......................................     19,800
                                                                           ---------
               Total.....................................................  1,223,592
                                                                           =========
          Directors and executive officers as a group
             (19 persons)................................................  1,884,642
                                                                           =========


                                                                       Beneficial Ownership
                                                                    --------------------------
                     Name of Beneficial Owner                       Number of Shares  Percent
------------------------------------------------------------------  ----------------  --------
Clark E. McLeod(1)(2).............................................         9,371,329     13.8%
Richard A. Lumpkin(1)(3)..........................................         5,067,778      7.5
Stephen C. Gray(4)................................................           740,634      1.1
Thomas M. Collins.................................................           269,619        *
Blake O. Fisher, Jr...............................................           222,133        *
Paul D. Rhines....................................................           194,921        *
Ronald W. Stepien.................................................            42,188        *
Lee Liu...........................................................            39,545        *
Robert J. Currey..................................................            37,500        *
Arthur L. Christoffersen..........................................            19,800        *
Directors and executive officers as a group (19 persons)..........        16,870,171     25.0

___________________
  * Less than one percent.

(1) Richard Anthony Lumpkin, Margaret L. Keon, Mary Lee Sparks and all of their children, along with Steven L. Grissom, David R. Hodgman and BankOne, Texas, N.A., individually, or as trustees or settlors for trusts for the benefit of members of the family of Richard Adamson Lumpkin, MidAmerican, Alliant Energy, Clark E. McLeod and Mary E. McLeod are parties to a stockholders' agreement and, accordingly, may constitute a group within the meaning of
    Section 13(d)(3) of the Exchange Act. As of February 28, 1999, these stockholders beneficially owned an aggregate of 34,334,329 shares of our Class A common stock, including 1,300,688 shares that Alliant Energy has the right to acquire upon exercise of options, and 235,623 and 11,250 shares that Messrs. McLeod and Lumpkin, respectively, have the right to purchase upon exercise of options, within 60 days from February 28, 1999, representing an ownership interest of 49.7%. See "--Investor Agreement and Stockholders' Agreements."
(2) Includes 4,296,993 shares of Class A common stock held of record by Mary E. McLeod, Mr. McLeod's wife, over which Mr. McLeod has shared voting power. Also includes 125,000 shares of Class A common stock held by the Clark E. McLeod Unitary Trust and 125,000 shares of Class A common stock held by the Mary E. McLeod Unitary Trust for which Mr. McLeod is a trustee and over which Mr. McLeod has shared voting and investment power. Mr. McLeod's address is c/o McLeodUSA Incorporated, McLeodUSA Technology Park, 6400 C Street SW, P.O. Box 3177, Cedar Rapids, IA 52406-3177.
(3) Includes 311,127 shares of Class A common stock held of record by Gail G. Lumpkin, Mr. Lumpkin's wife, over which Mr. Lumpkin has shared voting power. Includes 2,245,081 shares of Class A common stock held by various trusts for the benefit of the family of Richard Adamson Lumpkin over which Mr. Lumpkin has shared voting and investment power. Includes 2,500,320 shares of Class A common stock held by various trusts for the benefit of the family of Richard Adamson Lumpkin over which Mr. Lumpkin has shared investment power. Includes 11,250 shares of Class A common stock that Mr. Lumpkin has the right of purchase within 60 days from March 8, 1999 pursuant to options.
    Mr. Lumpkin's address is c/o McLeodUSA Incorporated, McLeodUSA Technology Park, 6400 C Street SW, P.O. Box 3177, Cedar Rapids, IA 52406-3177.
(4) Includes 3,750 shares of Class A common stock held of record by the Stephen Samuel Gray Irrevocable Trust, and 3,750 shares of Class A common stock held of record by the Elizabeth Mary Fletcher Gray Education Trust, of which Mr. Gray is the trustee. Includes 26,250 shares of Class A common stock held of record by Morgan Stanley Dean Witter & Co. for the benefit of Mr. Gray.

Principal Holders of Voting Securities

     The following table sets forth information as of February 28, 1999 with respect to the ownership of shares of our Class A common stock by each person believed by management to be the beneficial owner of more than five percent of our outstanding Class A common stock. The information is based on the most recent Schedule 13D or 13G filed with the SEC on behalf of such persons or other information made available to us. Except as otherwise indicated, the reporting persons have stated that they possess sole voting and sole dispositive power over the entire number of shares reported.

                                                                         Beneficial Ownership
                                                                      --------------------------
Name of Beneficial Owner                                              Number of Shares  Percent
------------------------                                              ----------------  --------
     Alliant Energy Investments, Inc.(1)............................        10,278,288     14.9%
     Clark E. McLeod(2).............................................         9,371,329     13.8
     MHC Investment Company(3)......................................         6,741,116     10.0
     Richard A. Lumpkin(2)..........................................         5,067,778      7.5
     Mary E. McLeod(4)..............................................         4,546,993      6.7

__________________
(1) Includes 1,300,688 shares of Class A common stock that Alliant Energy has the right to acquire upon exercise of options. Alliant Energy Investments, Inc. is a wholly owned indirect subsidiary of Interstate Energy Corporation. The address of Alliant Energy is c/o Interstate Energy Corporation, 222 West Washington Avenue, P.O. Box 192, Madison, WI 53701
(2) See "Stock Owned by Management."
(3) MHC Investment Company is a wholly owned indirect subsidiary of MidAmerican Energy Holdings Company. The address of MHC is c/o MidAmerican Energy Holdings Company, 666 Grand Ave., Des Moines, IA 50309. Includes 42,188 shares of Class A common stock held of record by Ronald W. Stepien. Includes 18,750 shares of Class A common stock that Ronald W. Stepien has the right to purchase within 60 days from February 28, 1999 upon exercise of options. MHC Investment Company has the power to direct the disp osition of such shares.
(4) Includes 125,000 shares of Class A common stock held by the Mary E. McLeod Unitary Trust and 125,000 shares of Class A common stock held by the Clark
    E. McLeod Unitary Trust for which Mrs. McLeod is a trustee and over which Mrs. McLeod has shared voting and investment power. Mrs. McLeod's address is c/o McLeodUSA Incorporated, McLeodUSA Technology Park, 6400 C Street SW, P.O. Box 3177, Cedar Rapids, IA 52406-3177.

Investor Agreement and Stockholders' Agreements

     We have entered into an agreement (as amended, the "Investor Agreement") with Alliant Energy, MidAmerican, Clark E. and Mary E. McLeod and several other stockholders. The Investor Agreement provides that each of Alliant Energy, MidAmerican and Clark and Mary McLeod, for so long as each owns at least 10% of our outstanding capital stock, will vote such party's shares and take all action within its power to:

     .    establish the size of our board of directors at nine directors

     . cause to be elected to our board of directors one director designated by Alliant Energy for so long as Alliant Energy owns at least 10% of our outstanding capital stock

     . cause to be elected to our board of directors one director designated by MidAmerican for so long as MidAmerican owns at least 10% of our outstanding capital stock

     . cause to be elected to our board of directors three directors who are executive officers of McLeodUSA designated by Clark E. McLeod for so long as Clark E. and Mary E. McLeod collectively own at least 10% of our outstanding capital stock

     . cause to be elected to our board of directors four independent directors nominated by the board

     On June 14, 1997, we entered into a stockholders' agreement (as amended, the "June 1997 Stockholders' Agreement") with Alliant Energy, MidAmerican, Clark and Mary McLeod and several shareholders of CCI. The June 1997 Stockholders' Agreement became effective on September 24, 1997. Under the June 1997 Stockholders' Agreement, which amends and restates the Investor Agreement among the parties thereto, each party agreed, for so long as such party owns at least 10% of our outstanding Class A common stock, for a period of three years after September 24, 1997, to vote such party's shares and take all action within its power to:

     .    establish the size of our board of directors at up to 11 directors

     . cause to be elected to our board of directors one director designated by Alliant Energy for so long as Alliant Energy owns at least 10% of our outstanding Class A common stock

     . cause to be elected to our board of directors one director designated by MidAmerican for so long as MidAmerican owns at least 10% of our outstanding Class A common stock

     . cause to be elected to our board of directors three directors who are executive officers of McLeodUSA designated by Clark E. McLeod for so long as Clark E. and Mary E. McLeod collectively own at least 10% of our Class A common stock

     . cause Richard A. Lumpkin to be elected to our board of directors for so long as the former shareholders of CCI who are a party to the agreement collectively own at least 10% of our Class A common stock

     . cause to be elected to our board of directors four non-employee directors nominated by our board


     The June 1997 Stockholders' Agreement also provides, among other things, that:

     . for a period ending in June 1999, and subject to exceptions, each of Alliant Energy and MidAmerican will refrain from acquiring, or agreeing or seeking to acquire, beneficial ownership of any securities issued by us

     . if we grant any party to the agreement the opportunity to register any of our equity securities under the Securities Act, we will grant all other parties to the agreement the same opportunity to register their pro rata portion of our equity securities owned by them


The other operative provisions of the Investor Agreement remain unchanged in the June 1997 Stockholders' Agreement.


     On November 18, 1998, we entered into a stockholders' agreement (the "November 1998 Stockholders' Agreement") with Alliant Energy, Clark E. and Mary
E. McLeod, and Richard A. Lumpkin, Gail G. Lumpkin and several other parties affiliated or related to the Lumpkins, but not including MidAmerican, which was a party to prior agreements.

     The November 1998 Stockholders' Agreement provides, among other things, that:

     . until December 31, 2001, the parties to the agreement will not sell or otherwise dispose of any of our equity securities, or any other securities convertible into or exercisable for such equity securities, beneficially owned by them without receiving the prior written consent of our board of directors, except for transfers specifically permitted by the November 1998 Stockholders' Agreement

     . our board of directors will determine on a quarterly basis starting with the quarter ending December 31, 1998 and ending on December 31, 2001, the aggregate number, if any, of shares of our Class A common stock, not to exceed in the aggregate 150,000 shares per quarter, that the parties to the agreement may sell or otherwise dispose of during designated trading periods following the release of our quarterly or annual financial results

     . to the extent our board of directors grants registration rights to a party to the agreement in connection with a sale or other disposition of our securities by such party, it will grant similar registration rights to the other parties to the agreement

     . our board of directors will determine on an annual basis starting with the year ending December 31, 1999 and ending on December 31, 2001 (each such year, an "Annual Period"), the aggregate number, if any, of shares of our Class A common stock, not to exceed in the aggregate on an annual basis a number of shares equal to 15% of the total number of shares of Class A common stock beneficially owned by the parties as of December 31, 1998 (the "Registrable Amount"), to be registered by us under the Securities Act, for sale or other disposition by the parties to the agreement

     . in any underwritten offering of shares of Class A common stock by us, other than an offering on a registration statement on Form S-4 or Form S-8 or other form which would not permit the inclusion of shares of Class A common stock owned by the parties to the agreement, we will give written notice of such offering to the parties and will undertake to register their shares of Class A common stock up to the Registrable Amount, if any, as determined by our board of directors

     . we may subsequently determine not to register any shares of the parties under the Securities Act and may either not file a registration statement or otherwise withdraw or abandon a registration statement previously filed


     The November 1998 Stockholders' Agreement terminates on December 31, 2001. In addition, if during any Annual Period we have not provided a party to the agreement a reasonable opportunity to sell or otherwise dispose of an aggregate number of shares of Class A common stock equal to not less than 15% of the total number of shares of Class A common stock beneficially owned by such party as of December 31, 1998, then such party may terminate the November 1998 Stockholders' Agreement as it applies to such party within 10 business days following the end of any such Annual Period.

     The November 1998 Stockholders' Agreement also contains provisions relating to the designation and election of directors to our board of directors which provisions take effect on the terms and under the circumstances specified in the agreement.

     We have entered into a stockholders' agreement (the "Ovation Stockholders' Agreement") with M/C Investors L.L.C. and Media/Communications Partners III Limited Partnership (collectively, "M/C"), Alliant Energy, Clark E. and Mary E. McLeod, Richard A. and Gail G. Lumpkin and several other parties related to the Lumpkins with respect to the shares of our Class A common stock that M/C will receive in the Ovation merger.

     The Ovation Stockholders' Agreement provides that:

     . until December 31, 2001, M/C will not sell or otherwise dispose of any of our equity securities or any other securities convertible into or exercisable for such equity securities beneficially owned by M/C as a result of the Ovation merger without receiving the prior written consent of our board of directors, except for transfers specifically permitted by the Ovation Stockholders' Agreement

     . our board of directors will determine on a quarterly basis starting with the quarter ending December 31, 1999 and ending on December 31, 2001, the aggregate number, if any, of shares of Class A common stock, not to exceed in the aggregate 50,000 shares per quarter, that M/C may sell or otherwise dispose of during designated trading periods following the release of our quarterly or annual financial results

     . our board of directors will determine on an annual basis for each of the years ending December 31, 2000 and December 31, 2001, the aggregate number, if any, of shares of our Class A common stock, not to exceed in the aggregate on an annual basis a number of shares equal to 15% of the total number of shares of Class A common stock beneficially owned by M/C as of the completion of the Ovation merger, to be registered by us under the Securities Act for sale or other disposition by M/C

     . in any underwritten offering of shares of Class A common stock by us, other than an offering on a registration statement on Form S-4 or Form S-8 or other form which would not permit the inclusion of shares of Class A common stock owned by M/C, during the period starting on January 1, 2000 and ending on December 31, 2001, we will give written notice of such offering to M/C and will undertake to register a number of shares of Class A common stock owned by M/C, if any, determined by our board of directors

     . we may subsequently determine not to register any shares owned by M/C under the Securities Act and may either not file a registration statement or otherwise withdraw or abandon a registration statement previously filed

     The Ovation Stockholders' Agreement also contains various provisions intended to insure that M/C is generally treated on a similar basis to the other parties to the agreement in connection with any sale or other disposition of our securities permitted by us with respect to any of these other parties or any registration rights granted by us to any of these other parties under the November 1998 Stockholders' Agreement for the period starting on January 1, 2000 and ending on December 31, 2001. Similar protective rights are also granted in the Ovation Stockholders' Agreement to each of these other parties with respect to any sale or other disposition or registration of our securities owned by M/C permitted by us under the Ovation Stockholders' Agreement. In addition, during the year ending December 31, 1999, if we participate in a strategic transaction with an outside investor who agrees to acquire our securities at a premium to their then average trading price, after we have been paid or otherwise received our consideration or proceeds from such transaction as determined by us, the parties to the Ovation Stockholders' Agreement may be entitled to participate in such transaction on a pro rata basis as determined by our board of directors.

     Under the Ovation Stockholders' Agreement, each party has agreed, for so long as each such party owns at least 2.5 million shares of our Class A common stock, in the case of M/C, or 4.0 million shares of our Class A common stock, in the case of the other parties, to (1) establish the size of our board of directors at up to 11 directors, (2) cause to be elected to our board of directors one director designated by M/C, for so long as M/C owns at least 2.5 million shares of our Class A common stock, and (3) cause to be elected to our board the directors designated by the other parties as set forth in the Ovation Stockholders' Agreement.

          The Ovation Stockholders' Agreement terminates on the earlier to occur of the termination of the Ovation merger agreement and December 31, 2001. In addition, if (1) during each of the years ending December 31, 2000 and December 31, 2001, we have not provided M/C a reasonable opportunity to register under the Securities Act for sale or other disposition an aggregate number of shares of our Class A common stock equal to not less than 15% of the total number of shares of Class A common stock beneficially owned by M/C as of the effective time of the Ovation merger or (2) after January 1, 2000, the November 1998 Stockholders' Agreement has been terminated by all parties to such agreement, then M/C may terminate the Ovation Stockholders' Agreement by providing written notice of termination to all other parties (x) in the case of clause (1) above, no later than 30 days following the end of such year and (y) in the case of clause (2) above, at any time after January 1, 2000. Lastly, the Ovation Stockholders' Agreement will be terminated with respect to all parties other than McLeodUSA and M/C at such time as the November 1998 Stockholders' Agreement is terminated.

Item 13.  Certain Relationships and Related Transactions.

     We provide paging services, customer premise equipment, labor and services for customer premise equipment, long distance service, 800 service and private lines to First Mid-Illinois Bancshares. First Mid-Illinois Bancshares paid us $559,000 for these services in 1998. Richard A. Lumpkin, Margaret Lumpkin Keon and Mary Lumpkin Sparks own approximately 11.3%, 6.8% and 6.9% of the capital stock of First Mid-Illinois Bancshares, respectively. Richard A. Lumpkin is also a director of First Mid-Illinois Bancshares. Mr. Lumpkin is a director, executive officer and significant stockholder of McLeodUSA and Mrs. Keon and Mrs. Sparks are significant stockholders of McLeodUSA.

     Illuminet Holdings paid us $1,696,000 in 1998 for the rental of building space and for DS-1 usage and transmission facilities in the form of private leased lines. We paid Illuminet Holdings $1,326,000 in 1998 for database verification services and SS7 link services. Richard A. Lumpkin is the Chairman of the Board of Directors of Illuminet Holdings.

     Ameren Corporation and Central Illinois Public Service Company collectively paid us $1,380,000 in 1998 for private line services and long distance services. Richard A. Lumpkin is a director of Ameren Corporation and Central Illinois Public Service Company.

     In April 1997, McLeodUSA, Clark E. McLeod, Stephen C. Gray and Blake O. Fisher, Jr. jointly purchased a jet aircraft for an aggregate of approximately $2.25 million. Subsequently, the ownership was reallocated and Arthur L. Christoffersen and Richard A. Lumpkin each purchased an interest. In connection with the ownership reallocation, we paid approximately $1.35 million for a 60% ownership percentage and Messrs. McLeod, Gray, Fisher, Christoffersen and Lumpkin each paid approximately $180,000 for an ownership percentage of 8% each. During 1998, Messrs. Fisher and Christoffersen sold their ownership back to McLeodUSA for $180,000 each and Mr. McLeod purchased an additional 4% ownership from us for $90,000, increasing his ownership percentage from 8% to 12%. McLeodUSA and Messrs. McLeod, Gray and Lumpkin are parties to a Joint Ownership Agreement by which they have agreed to share the operational expenses of the aircraft in proportion to their respective ownership interest in the aircraft (72% by McLeodUSA, 12% by Mr. McLeod and 8% each by Messrs. Gray and Lumpkin). Messrs. McLeod and Fisher are directors and executive officers of McLeodUSA and Mr. Christoffersen is an executive officer of McLeodUSA.

     We have entered into two agreements with Alliant Energy by which Alliant Energy has agreed to grant us access to towers, rights-of-way, conduits and poles in exchange for capacity on our communications network.

     In February 1996, we entered into two agreements with MidAmerican by which MidAmerican has agreed to grant us access to towers, rights-of-way, conduits and poles in exchange for capacity on our communications network.

     On July 18, 1995 and March 29, 1996, respectively, we loaned $75,000 to each of Kirk E. Kaalberg and Stephen K. Brandenburg in exchange for unsecured notes executed by Mr. Kaalberg and Mr. Brandenburg, respectively. Interest accrues on both loan amounts at the applicable rate established in Internal Revenue Service regulations. Mr. Brandenburg made an annual interest-only payment in 1998 and will make annual payments of $25,000 plus accrued interest in each of the next three years. Mr. Kaalberg made an annual payment of $25,000 plus accrued interest in 1998 and will make similar payments in each of the next two years. Messrs. Kaalberg and Brandenburg are executive officers of McLeodUSA.

     In December 1998, we entered into a split dollar arrangement for life insurance policies owned by the McLeod Family 1998 Special Trust on the joint lives of Clark and Mary McLeod. The McLeod Family 1998 Special Trust agreed to assign the policies to us as collateral for our payment of the premiums for these policies. No loans have been taken against these policies. In 1998, the premium payments paid by us on these policies totaled $1,880,000. The aggregate face amount of the policies is $113,000,000. The McLeod Family 1998 Special Trust is sole owner and beneficiary of each policy. We have agreed with Clark and Mary McLeod that one of the principle reasons for entering into this arrangement is to avoid any need for their heirs to liquidate their holdings of our Class A common stock at or soon after the death of one or both of them. Clark and Mary McLeod have agreed to restrictions on their ability to sell or otherwise dispose of their shares of Class A common stock. See "-- Investor Agreement and Stockholders' Agreements." We also paid premiums of $138,257 for a universal life policy on Clark and Mary McLeod with a face value of $13,500,000. We are the beneficiary of this policy.

     In March 1996, our board of directors adopted a policy requiring that any material transactions between McLeodUSA and persons or entities affiliated with officers, directors or principal stockholders of McLeodUSA be on terms no less favorable to McLeodUSA than reasonably could have been obtained in arms' length transactions with independent third parties or be approved by a majority of disinterested directors.

      For a description of other related-party transactions, see "Executive Compensation -- Compensaton Committee Interlocks and Insider Participation."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)(1) The following consolidated financial statements of McLeodUSA and report of independent public accountants are included in Item 8 of this Form 10-K.

                 Report of independent public accountants.

                 Consolidated balance sheets as of December 31, 1998 and 1997.

                 Consolidated statements of operations and comprehensive income for the years ended December 31, 1998, 1997 and 1996.

                 Consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997 and 1996.

                 Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.

                 Notes to consolidated financial statements.

          (a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2.

                 Report of Independent Public Accountants on the Financial Statement Schedule

                 Schedule II -- Valuation and Qualifying Accounts.

          All other schedules for which provision is made in the applicable accounting regulations of the SEC either have been included in our consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

<CPATION>
 Exhibit
 Number                         Exhibit Description
---------                       -------------------
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

   2.3 Agreement and Plan of Reorganization dated as of August 15, 1996 among TelecomUSA Publishing Group, Inc. and McLeod, Inc. (Filed as
           Exhibit 2 to Current Report on Form 8-K, File No. 0-20763, filed with the Commission on August 26, 1996 and incorporated herein by reference).

   2.4 Agreement and Plan of Reorganization dated as of January 27, 1997 among McLeod, Inc., Digital Communications of Iowa, Inc., Clark E.
           McLeod and Mary E. McLeod. (Filed as Exhibit 2 to Current Report on
           Form 8-K, File No. 0-20763, filed with the Commission on February
           24, 1997 and incorporated herein by reference).

Exhibit
 Number                             Exhibit Description
---------                           -------------------
   2.5 Asset Purchase Agreement dated as of May 30, 1997 by and among McLeodUSA Incorporated, ESI/McLeodUSA, Inc., and ESI Communications, Inc., ESI Communications/ SW, Inc., ESI Communications/West, Inc., ESI Communications Downtown, Inc., ESI Communications North, Inc., and Michael Reichert, Peter Jones, John Pupkes and Jeff Meehan. (Filed as Exhibit 2.1 to Current Report on Form 8-K, File No. 0-20763 (the "June 1997 Form 8-K"), filed with the Commission on June 26, 1997 and incorporated herein by reference).

   2.6 Agreement and Plan of Reorganization dated as of June 14, 1997 among McLeodUSA Incorporated, Eastside Acquisition Co. and Consolidated Communications Inc. (Filed as Exhibit 2.2 to the June 1997 Form 8-K and incorporated herein by reference).

   2.7 Agreement and Plan of Merger dated as of October 27, 1998 among McLeodUSA Incorporated, West Group Acquisition Co. and Dakota Telecommunications Group, Inc. (Filed as Exhibit 2.7 to the Registration Statement on Form S-4, File No. 333-68891 (the "December 1998 Form S-4"), and incorporated herein by reference).

   2.8 Agreement and Plan of Merger, dated as of January 7, 1999 among McLeodUSA Incorporated, Bravo Acquisition Corporation, Ovation Communications, Inc. and certain stockholders of Ovation Communications, Inc. (Filed as Exhibit 2.1 to current Report on Form 8-K, File No. 0-20763 (the "January 1999 Form 8-K"), filed with the Commission on January 14, 1999 and incorporated herein by reference).

   2.9 Agreement and Plan of Merger, dated as of January 7, 1999, among McLeodUSA Incorporated, McLeodUSA Publishing Company, Pubco Merging Co., Talking Directories, Inc. and the stockholders of Talking Directories, Inc. (Filed as Exhibit 2.2 to the January 1999 Form 8-K and incorporated herein by reference).

  2.10 Agreement and Plan of Merger, dated as of January 7, 1999 among McLeodUSA Incorporated, McLeodUSA Publishing Company, Publication Merge Co., Info America Phone Books, Inc. and certain stockholders of Info America Phone Books, Inc. (Filed as Exhibit 2.3 to the January 1999 Form 8-K and incorporated herein by reference).

   3.1 Amended and Restated Certificate of Incorporation of McLeod, Inc. (Filed as Exhibit 3.1 to Initial Form S-1 and incorporated herein by reference).

   3.2 Amended and Restated Bylaws of McLeod, Inc. (Filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-13885 (the "November 1996 Form S-1"), and incorporated herein by reference).

   3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of McLeod Inc. (Filed as Exhibit 3.3 to Registration Statement on Form S-4, File No. 333-27647 (the "July 1997 Form S-4") and incorporated herein by reference).

   3.4 Certificate of Change of Registered Agent and Registered Office of McLeodUSA Incorporated. (Filed as Exhibit 3.4 to Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 6, 1998 (the "1997 Form 10-K") and incorporated herein by reference).

   4.1     Form of Class A Common Stock Certificate of McLeod, Inc. (Filed as
           Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).

Exhibit
 Number                             Exhibit Description
---------                           -------------------

   4.2 Indenture dated March 4, 1997 between McLeod, Inc. and United States Trust Company of New York, as Trustee, relating to the 10-1/2% Senior Discount Notes Due 2007 of McLeod, Inc. (Filed as Exhibit 4.2 to Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 31, 1997 (the "1996 Form 10-K") and incorporated herein by reference).

   4.3 Initial Global 10-1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc., dated March 4, 1997. (Filed as Exhibit 4.3 to the 1996 Form 10-K and incorporated herein by reference).

   4.4 Form of Certificated 10-1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc. (Filed as Exhibit 4.4 to the 1996 Form 10-K and incorporated herein by reference).

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

   4.8 Form of 10-1/2% Senior Discount Exchange Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.8 to the July 1997 Form S-4 and incorporated herein by reference).

   4.9 Indenture dated as of July 21, 1997 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 9-1/4% Senior Notes Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.9 to the July 1997 Form S-4 and incorporated herein by reference).

  4.10 Form of Initial Global 9-1/4% Senior Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.10 to the July 1997 Form S-4 and incorporated herein by reference).

  4.11 Registration Agreement dated July 21, 1997 among McLeodUSA Incorporated, Salomon Brothers Inc., Morgan Stanley Dean Witter and Bear, Stearns & Co. Inc. (Filed as Exhibit 4.11 to the July 1997 Form S-4 and incorporated herein by reference).

  4.12 Stockholders' Agreement dated June 14, 1997 among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clark E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc. listed on Schedule 1 of the Stockholders' Agreement. (Filed as Exhibit 4.12 to the July 1997 Form S-4 and incorporated herein by reference).

  4.13 Amendment No. 1 to Stockholders' Agreement dated as of September 19, 1997 by and among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clark E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc. listed in Schedule I thereto. (Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on November 14, 1997 and incorporated herein by reference).

Exhibit
 Number                             Exhibit Description
---------                           -------------------

  4.14 Form of 9-1/4% Senior Exchange Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.14 to the 1997 Form 10-K and incorporated herein by reference).

  4.15 Indenture dated as of March 16, 1998 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 8-3/8% Senior Notes Due 2008 of McLeodUSA Incorporated (Filed as
           Exhibit 4.15 to Registration Statement on Form S-4, File No. 333-52793 (the "May 1998 Form S-4") and incorporated herein by reference).

  4.16 Form of Global 8-3/8% Senior Note Due 2008 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.15).

  4.17 Registration Agreement dated March 16, 1998 among McLeodUSA Incorporated, Solomon Brothers Inc., Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and Chase Securities Inc. (Filed as Exhibit 4.17 to the May 1998 Form S-4 and incorporated herein by reference).

  4.18 Stockholders' Agreement dated November 18, 1998 by and among McLeodUSA Incorporated; IES Investments Inc.; Clark E. McLeod; Mary
           E. McLeod; and Richard A. Lumpkin and each of the former shareholders of Consolidated Communications Inc. ("CCI") and certain permitted transferees of the former CCI shareholders. (Filed as Exhibit 99.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on November 19, 1998 and incorporated herein by reference).

  4.19 Indenture dated as of October 30, 1998 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes Due 2008 of McLeodUSA Incorporated (Filed as Exhibit 4.19 to Registration Statement on Form S-4, File No. 333-69621 (the "December 23, 1998 Form S-4") and incorporated herein by reference).

  4.20 Form of Global 9 1/2% Senior Note Due 2008 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.19).

  4.21 Registration Agreement dated October 30, 1998 among McLeodUSA Incorporated, Salomon Smith Barney Inc., Bear, Stearns & Co. Incorporated and Chase Securities Inc. (Filed as Exhibit 4.20 to December 23, 1998 Form S-4 and incorporated herein by reference).

  4.22 Indenture dated as of February 22, 1999 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 8 1/8% Senior Notes Due 2009 of McLeodUSA Incorporated.

  4.23 Form of Global 8 1/8% Senior Note Due 2009 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.22).

  4.24 Registration Agreement dated February 22, 1999 among McLeodUSA Incorporated, Salomon Smith Barney Inc., Bear, Stearns & Co. Incorporated and Chase Securities Inc.

  10.1 Lease Agreement dated September 5, 1995 between State of Iowa and MWR Telecom, Inc. (Filed as Exhibit 10.21 to Initial Form S-1 and incorporated herein by reference).

  10.2 Lease Agreement dated September 5, 1995 between State of Iowa and McLeod Network Services, Inc. (Filed as Exhibit 10.22 to Initial Form S-1 and incorporated herein by reference).

Exhibit
 Number                             Exhibit Description
---------                           -------------------

           U S WEST Centrex Plus Service Rate Stability Plan dated October 15,
   10.3    1993 between McLeod Telemanagement, Inc. and U S WEST
           Communications, Inc. (Filed as Exhibit 10.26 to Initial Form S-1 and incorporated herein by reference).

           U S WEST Centrex Plus Service Rate Stability Plan dated July 17,
   10.4    1993 between McLeod Telemanagement, Inc. and U S WEST
           Communications, Inc. (Filed as Exhibit 10.27 to Initial Form S- 1 and incorporated herein by reference).

           Ameritech Centrex Service Confirmation of Service Orders dated
   10.5 various dates in 1994, 1995 and 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as Exhibit
           10.28 to Initial Form S-1 and incorporated herein by reference).

           Lease Agreement dated as of December 28, 1993 between 2060
   10.6 Partnership and McLeod Telemanagement, Inc., as amended by Amendments First to Ninth dated as of July 3, 1994, March 25, 1994, June 22, 1994, August 12, 1994, September 12, 1994, September 20, 1994, November 16, 1994, September 20, 1995 and January 6, 1996, respectively. (Filed as Exhibit 10.29 to Initial Form S-1 and incorporated herein by reference).

           Lease Agreement dated as of May 24, 1995 between 2060 Partnership
   10.7 and McLeod Telemanagement, Inc. (Filed as Exhibit 10.30 to Initial Form S-1 and incorporated herein by reference).

           Lease Agreement dated October 31, 1995 between I.R.F.B. Joint
   10.8 Venture and McLeod Telemanagement, Inc. (Filed as Exhibit 10.31 to Initial Form S-1 and incorporated herein by reference).

           First Amendment to Lease Agreement dated as of November 20, 1995
   10.9 between I.R.F.B. Joint Venture and McLeod Telemanagement, Inc. (Filed as Exhibit 10.32 to Initial Form S-1 and incorporated herein by reference).

           Master Right-of-Way Agreement dated July 27, 1994 between McLeod
  10.10    Network Services, Inc. and IES Industries Inc. (Filed as Exhibit
           10.34 to Initial Form S-1 and incorporated herein by reference).

           Master Right-of-Way and Tower Use Agreement dated February 13, 1996
  10.11 between IES Industries Inc. and McLeod, Inc. (Filed as Exhibit 10.35 to Initial Form S-1 and incorporated herein by reference).

           Master Pole, Duct and Tower Use Agreement dated February 20, 1996
  10.12 between MidAmerican Energy Company and McLeod, Inc. (Iowa and South Dakota). (Filed as Exhibit 10.36 to Initial Form S-1 and incorporated herein by reference).

           Master Pole, Duct and Tower Use Agreement dated February 20, 1996
  10.13 between MidAmerican Energy Company and McLeod, Inc. (Illinois). (Filed as Exhibit 10.37 to Initial Form S-1 and incorporated herein by reference).

           Settlement Agreement dated March 18, 1996 between U S WEST
  10.14    Communications, Inc. and McLeod Telemanagement, Inc. (Filed as
           Exhibit 10.38 to Initial Form S-1 and incorporated herein by reference).

           McLeod Telecommunications, Inc. 1992 Incentive Stock Option Plan.
  10.15 (Filed as Exhibit 10.40 to Initial Form S-1 and incorporated herein by reference).

           McLeod, Inc. 1993 Incentive Stock Option Plan. (Filed as Exhibit
  10.16    10.41 to Initial Form S-1 and incorporated herein by reference).

Exhibit
 Number                             Exhibit Description
---------                           -------------------
  10.17    McLeod, Inc. 1995 Incentive Stock Option Plan. (Filed as Exhibit
           10.42 to Initial Form S-1 and incorporated herein by reference).

  10.18 McLeod Telecommunications, Inc. Director Stock Option Plan. (Filed as Exhibit 10.43 to Initial Form S-1 and incorporated herein by reference).

  10.19 Promissory Note dated July 18, 1995 between Kirk E. Kaalberg and McLeod, Inc. (Filed as Exhibit 10.44 to Initial Form S-1 and incorporated herein by reference).

  10.20 Promissory Note dated March 29, 1996 between Stephen K. Brandenburg and McLeod, Inc. (Filed as Exhibit 10.45 to Initial Form S-1 and incorporated herein by reference).

 +10.21 Telecommunications Services Agreement dated March 14, 1994 between WilTel, Inc. and McLeod Telemanagement, Inc., as amended. (Filed as
           Exhibit 10.47 to Initial Form S-1 and incorporated herein by reference).

  10.22 First Amendment to Agreement Regarding Support Agreement dated May 14, 1996 among McLeod, Inc., IES Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.50 to Initial Form S-1 and incorporated herein by reference).

  10.23 First Amendment to Agreement Regarding Guarantee dated May 14, 1996 among McLeod, Inc., IES Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.51 to Initial Form S-1 and incorporated herein by reference).

  10.24 Amended and Restated Directors Stock Option Plan of McLeod, Inc. (Filed as Exhibit 10.52 to Initial Form S-1 and incorporated herein by reference).

  10.25 Forms of Employment, Confidentiality and Non-Competition Agreement between McLeod, Inc. and certain employees of McLeod, Inc. (Filed as Exhibit 10.53 to Initial Form S-1 and incorporated herein by reference).

  10.26 Form of Change-of-Control Agreement between McLeod, Inc. and certain employees of McLeod, Inc. (Filed as Exhibit 10.54 to Initial Form S-1 and incorporated herein by reference).

  10.27    McLeod, Inc. 1996 Employee Stock Option Plan, as amended. (Filed as
           Exhibit 10.55 to the November 1996 Form S-1 and incorporated herein by reference).

  10.28    McLeod, Inc. Employee Stock Purchase Plan, as amended. (Filed as
           Exhibit 10.56 to the 1996 Form 10-K and incorporated herein by reference).

  10.29 Form of Indemnity Agreement between McLeod, Inc. and certain officers and directors of McLeod, Inc. (Filed as Exhibit 10.57 to Initial Form S-1 and incorporated herein by reference).

  10.30 McLeod, Inc. Incentive Plan. (Filed as Exhibit 10.63 to the November 1996 Form S-1 and incorporated herein by reference).

  10.31 Amended and Restated Credit Agreement dated as of May 5, 1996 among TelecomUSA Publishing Group, Inc., TelecomUSA Publishing Company and TelecomUSA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.64 to the November 1996 Form S-1 and incorporated herein by reference).

Exhibit
 Number                             Exhibit Description
---------                           -------------------

 10.32 First Amendment to Amended and Restated Credit Agreement dated as of January 31, 1996 by and between TelecomUSA Publishing Group, Inc., TelecomUSA Publishing Company and TelecomUSA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.65 to the November 1996 Form S-1 and incorporated herein by reference).

 10.33 Lease Agreement dated as of July 18, 1995 between 2060 Partnership, L.P. and TelecomUSA Publishing Company. (Filed as Exhibit 10.68 to the November 1996 Form S-1 and incorporated herein by reference).

 10.34 Lease Agreement dated April 26, 1995 by and between A.M. Henderson and TelecomUSA Publishing Company. (Filed as Exhibit 10.69 to the November 1996 Form S-1 and incorporated herein by reference).

 10.35 License Agreement dated as of April 19, 1994, between Ameritech Information Industry Services and TelecomUSA Publishing Company. (Filed as Exhibit 10.70 to the November 1996 Form S-1 and incorporated herein by reference).

 10.36 License Agreement dated September 13, 1993 between U S WEST Communications, Inc. and TelecomUSA Publishing Company. (Filed as
           Exhibit 10.71 to the November 1996 Form S-1 and incorporated herein by reference).

 10.37 Form of McLeod, Inc. Directors Stock Option Plan Option Agreement. (Filed as Exhibit 10.72 to the November 1996 Form S-1 and incorporated herein by reference).

 10.38 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Incentive Stock Option Agreement. (Filed as Exhibit 10.73 to the November 1996 Form S-1 and incorporated herein by reference).

 10.39 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Non-Incentive Stock Option Agreement. (Filed as Exhibit 10.74 to the November 1996 Form S-1 and incorporated herein by reference).

 10.40 Sale and Purchase Agreement dated January 27, 1997 among McLeodUSA Publishing Company, Fronteer Financial Holdings, Ltd., Classified Directories, Inc., Larry A. Scott, James Greff, Randall L. Gowin and Edwin Dressler and certain directors, officers and shareholders of Fronteer Financial Holdings, Ltd. (Filed as Exhibit 10.90 to the 1996 Form 10-K and incorporated herein by reference).

 10.41 Sale and Purchase Agreement dated February 27, 1997 among McLeodUSA Publishing Company, Indiana Directories, Inc., John Morgan, Hank Meijer, Jack Hendricks, Brad Nelson and Talking Directories, Inc. (Filed as Exhibit 10.91 to the 1996 Form 10-K and incorporated herein by reference).

 10.42 Amendment to Sale and Purchase Agreement dated February 28, 1997 between McLeodUSA Publishing Company and Indiana Directories, Inc. (Filed as Exhibit 10.92 to the 1996 Form 10-K and incorporated herein by reference).

 10.43 Ameritech Centrex Service Confirmation of Service Orders dated August 21, 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as Exhibit 10.93 to the 1996 Form 10-K and incorporated herein by reference).

Exhibit
 Number                             Exhibit Description
---------                           -------------------

+10.44 Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc. (Filed as Exhibit 10.94 to Annual Report on Form 10-K/A, File No. 0-20763, filed with the Commission on April 8, 1997 and incorporated herein by reference).

 10.45     Letter Agreement dated April 15, 1997 between U S WEST
           Communications and McLeodUSA Network Services, Inc. (Filed as
           Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on May 14, 1997 and incorporated herein by reference).

 10.46 Network Agreement dated April 7, 1997, between Wisconsin Power and Light Company and McLeodUSA Telecommunications Services, Inc. (Filed as Exhibit 10.96 to the July 1997 Form S-4 and incorporated herein by reference).

 10.47 Agreement dated July 7, 1997 between McLeodUSA Telecommunications Services, Inc. and U S WEST Communications, Inc. (Filed as Exhibit
           10.97 to the July 1997 Form S-4 and incorporated herein by reference).

 10.48 Agreement dated August 14, 1997 between McLeodUSA Incorporated and Taylor Ball, Inc. (Filed as Exhibit 10.98 to Registration Statement on Form S-4, File No. 333-34227 (the "November 1997 Form S-4") and incorporated herein by reference).

 10.49 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of October 28, 1996 between Ameritech Information Industry Services and Consolidated Communications Telecom Services Inc. (Filed as Exhibit 10.99 to the November 1997 Form S-4 and incorporated herein by reference).

 10.50 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of July 17, 1997 between Ameritech Information Industry Services and Consolidated Communications Telecom Services Inc. (Filed as Exhibit 10.100 to the November 1997 Form S-4 and incorporated herein by reference).

  10.51 Supply Agreement dated February 26, 1990 and Amendment Number 4 to Supply Agreement dated January 4, 1999 between Alcatel USA Marketing, Inc. and McLeodUSA Incorporated.

  11.1     Statement regarding Computation of Per Share Earnings.

  16.1     Letter regarding Change in Certifying Accountant (Filed as Exhibit
           16.1 to the 1997 Form 10-K and incorporated herein by reference).

  21.1     Subsidiaries of McLeodUSA Incorporated.

  23.1     Consent of Arthur Andersen LLP.

  27.1     Financial Data Schedule.
________________________


+ Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.

(b)  Reports on Form 8-K.


     On October 29, 1998, we filed a Current Report on Form 8-K to report (1) our announcement of our intention to offer 9 1/2% senior notes, (2) our agreement to acquire Dakota Telecommunications and (3) our executive realignment.

     On October 29, 1998, we filed a Current Report on Form 8-K to report our financial results for the third quarter of 1998.

     On November 19, 1998, we filed a Current Report on Form 8-K to report that we had entered into a Stockholders' Agreement with Alliant Energy Investments Inc., Clark E. McLeod, Mary E. McLeod, Richard A. Lumpkin, Gail G. Lumpkin and certain other parties affiliated or related thereto.

     (c)  Exhibits.

     We hereby file as part of this Form 10-K the exhibits listed in the Index to Exhibits.

     (d)  Financial Statement Schedule

     The following financial statement schedule is filed herewith:

          Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our consolidated financial statements or notes thereto.

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

     Collocation--The ability of a CAP such as McLeodUSA to connect its network to the LECs central offices. Physical collocation occurs when a CAP places its network connection equipment inside the local exchange company's central offices. Virtual collocation is an alternative to physical collocation by which the local exchange company permits a CAP to connect its network to the local exchange company's central offices on comparable terms, even though the CAP's network connection equipment is not physically located inside the central offices.

     Dedicated--Telecommunications service or capacity reserved for use by particular customers.

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

     Interconnection Decision--The August 1996 order issued by the FCC implementing the interconnection provisions of the Telecommunications Act of 1996.

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

     Public utility commission--A state regulatory body, established in most states, which regulates utilities, including telephone companies providing intrastate services.

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

                                    March 24, 1999

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

             Signature                                     Title                            Date
             ---------                                     -----                            ----
/s/ Clark E. McLeod                   Chairman, Chief Executive Officer and Director   March 24, 1999
-------------------------------         (Principal Executive Officer)
Clark E. McLeod

/s/ Richard A. Lumpkin                Vice Chairman and Director                       March 24, 1999
-------------------------------
Richard A. Lumpkin

/s/ Stephen C. Gray                   President, Chief Operating Officer and Director  March 24, 1999
-------------------------------
Stephen C. Gray

/s/ Blake O. Fisher, Jr.              Group Vice President, Regional President--Iowa   March 24, 1999
-------------------------------         and Minnesota, and Director
Blake O. Fisher, Jr.

     /s/ J. Lyle Patrick              Group Vice President--Finance and Accounting     March 24, 1999
-------------------------------         and Chief Financial and Accounting Officer
     J. Lyle Patrick                    (Principal Financial Officer and Principal
                                        Accounting Officer)

   /s/ Thomas M. Collins              Director                                         March 24, 1999
-------------------------------
   Thomas M. Collins

   /s/ Robert J. Currey               Director                                         March 24, 1999
-------------------------------
   Robert J. Currey

       /s/ Lee Liu                    Director                                         March 24, 1999
-------------------------------
       Lee Liu

     /s/ Paul D. Rhines               Director                                         March 24, 1999
-------------------------------
     Paul D. Rhines

                                      Director                                         March __, 1999
-------------------------------
  Ronald W. Stepien

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MCLEODUSA INCORPORATED AND SUBSIDIARIES
Report of Independent Public Accountants................................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997............................  F-3
Consolidated Statements of Operations and Comprehensive Income for the years ended
December 31, 1998, 1997 and 1996........................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
1997 and 1996...........................................................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996................................................................................  F-6
Notes to Consolidated Financial Statements..............................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of McLeodUSA Incorporated:

  We have audited the accompanying consolidated balance sheets of McLeodUSA Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of McLeodUSA Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McLeodUSA Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                  ARTHUR ANDERSEN LLP



Chicago, Illinois
January 27, 1999 (except with respect to the matters discussed in Note 16, as to which the date is March 5, 1999)

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)

                                                                                                 December 31,
                                                                                          ------------------------
                                                                                              1998        1997
                                                                                          -----------  -----------
                                          ASSETS
Current Assets
    Cash and cash equivalents...........................................................  $  455,067  $  331,941
    Investment in available-for-sale securities.........................................     136,585      34,696
    Trade receivables, net..............................................................     116,369     108,472
    Inventory...........................................................................      12,824       3,992
    Deferred expenses...................................................................      26,693      27,641
    Prepaid expenses and other..........................................................      45,654      11,127
                                                                                          ----------  ----------
        Total current assets............................................................     793,192     517,869
                                                                                          ----------  ----------
Property and Equipment
    Land and building...................................................................      60,325      35,420
    Telecommunications networks.........................................................     307,310     198,046
    Furniture, fixtures and equipment...................................................     138,349      70,579
    Networks in progress................................................................     185,505      81,432
    Building in progress................................................................      12,567      10,002
                                                                                          ----------  ----------
                                                                                             704,056     395,479
    Less accumulated depreciation.......................................................      74,310      21,675
                                                                                          ----------  ----------
                                                                                             629,746     373,804
                                                                                          ----------  ----------

Investments, Intangibles and Other Assets
    Other investments...................................................................      35,870      30,189
    Goodwill, net.......................................................................     289,639     273,359
    Other intangibles, net..............................................................     112,379      97,935
    Other...............................................................................      64,371      52,496
                                                                                          ----------  ----------
                                                                                             502,259     453,979
                                                                                          ----------  ----------
                                                                                          $1,925,197  $1,345,652
                                                                                          ==========  ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt................................................  $    8,236  $    6,004
    Contracts and notes payable.........................................................       4,508       6,556
    Accounts payable....................................................................      62,000      45,354
    Accrued payroll and payroll related expenses........................................      13,579      21,454
    Other accrued liabilities...........................................................      63,849      36,793
    Deferred revenue, current portion...................................................      10,995      10,381
    Customer deposits...................................................................      16,789      12,710
                                                                                          ----------  ----------
        Total current liabilities.......................................................     179,956     139,252
                                                                                          ----------  ----------

Long-Term Debt, less current maturities.................................................   1,245,170     613,384
                                                                                          ----------  ----------
Deferred Revenue, less current portion..................................................      16,798      12,664
                                                                                          ----------  ----------
Other Long-term liabilities.............................................................      20,467      20,973
                                                                                          ----------  ----------

Stockholders' Equity
    Capital stock:
        Common, Class A, $.01 par value; authorized 250,000,000 shares; issued and
          outstanding 1998 63,679,175 shares and 1997 61,799,412 shares.................         637         618
        Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares;
          issued and outstanding 1998 none; 1997 none ..................................          --          --
    Additional paid-in capital..........................................................     716,475     688,964
    Accumulated deficit.................................................................    (252,647)   (127,735)
    Accumulated other comprehensive income .............................................      (1,659)     (2,468)
                                                                                          ----------  ----------

                                                                                             462,806     559,379
                                                                                          ----------  ----------
                                                                                          $1,925,197  $1,345,652
                                                                                          ==========  ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)


                                                                                   Year Ended December 31,
                                                                                ----------------------------
                                                                                1998        1997         1996
                                                                            -----------  ------------  -----------

Revenue:
   Telecommunications:
     Local and long distance ............................................    $ 267,435    $ 110,023     $ 41,399
     Local exchange services.............................................       67,785       16,117          --
     Private line and data...............................................       43,892       17,174       10,272
     Network maintenance and equipment...................................       32,885       20,965        5,936
     Other telecommunications............................................       27,794        9,907          --
                                                                            -----------  ------------  -----------
          TOTAL TELECOMMUNICATIONS REVENUE...............................      439,791      174,186       57,607
   Directory.............................................................      144,876       81,055       15,152
   Telemarketing.........................................................       19,479       12,645        8,564
                                                                            -----------  ------------  -----------
          TOTAL REVENUE..................................................      604,146      267,886       81,323

Operating expenses:
   Cost of service.......................................................      323,208      151,190       52,624
   Selling, general and administrative...................................      260,931      148,158       46,044
   Depreciation and amortization.........................................       89,107       33,275        8,485
   Other.................................................................        5,575        4,632        2,380
                                                                            -----------  ------------  -----------
          TOTAL OPERATING EXPENSES.......................................      678,821      337,255      109,533
                                                                            -----------  ------------  -----------
          OPERATING LOSS.................................................      (74,675)     (69,369)     (28,210)
                                                                            -----------  ------------  -----------
Nonoperating income (expense):
   Interest income.......................................................       26,000       22,660        6,034
   Interest (expense)....................................................      (78,234)     (34,627)        (665)
   Other income..........................................................        1,997        1,426          495
                                                                             ----------- -----------   -----------
          TOTAL NONOPERATING INCOME (EXPENSE)............................      (50,237)     (10,541)       5,864
                                                                            -----------  ------------  -----------

          LOSS BEFORE INCOME TAXES.......................................     (124,912)     (79,910)     (22,346)

Income taxes.............................................................           --           --           --
                                                                            ----------   ------------  -----------
          NET LOSS.......................................................   $ (124,912)   $ (79,910)   $ (22,346)
                                                                            ===========  ============  ===========
Loss per common share....................................................     $  (1.99)     $ (1.45)     $ (0.55)
                                                                              ========      =======     =======
Weighted average common shares outstanding...............................       62,807       54,974       40,506
                                                                            ===========  ============  ===========
Other comprehensive income (loss):
    Unrealized gains on securities:
      Unrealized holding gains (losses) arising during the
        period ..........................................................        3,020       (2,468)          --
      Less:  reclassification adjustment for gains included in
         net income......................................................       (2,211)          --           --
                                                                            -----------  ------------  -----------
           TOTAL OTHER COMPREHENSIVE INCOME (LOSS) ......................          809       (2,468)          --
                                                                            -----------  ------------  -----------
           COMPREHENSIVE LOSS .....................................         $ (124,103)   $ (82,378)   $ (22,346)
                                                                            ===========  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1998, 1997 and 1996
                         (In thousands, except shares)

                                                                                                         Accumulated
                                                                               Additional                    Other
                                                              Common Stock      Paid-In   Accumulated   Comprehensive
                                                              ------------
                                                            Class A  Class B    Capital     Deficit        Income        Total
                                                            -------  -------   --------    ---------   --------------  ---------
   ......................................................
Balance, December 31, 1995.............................. .   $ 164    $ 156   $ 40,117    $  (25,479)    $      --    $  14,958
  Net loss...............................................      --        --         --       (22,346)           --      (22,346)
  Issuance of 19,424,316 shares of Class A
    common stock.........................................      194       --    396,020            --            --      396,214
  Issuance of 361,420 shares of Class A common
    stock in connection with the acquisition of
    Ruffalo, Cody & Associates, Inc. ....................        4       --      8,941            --            --        8,945
  Options to purchase 158,009 shares of Class A
    common stock granted in connection with the
    acquisition of Ruffalo, Cody & Associates, Inc.,
    less cash to be received upon exercise of options....       --       --      3,301            --            --        3,301
  Amortization of fair value of stock options issued
    to nonemployees......................................       --       --        341            --            --          341
  Amortization of compensation expense related to
    stock options........................................       --       --      2,016            --            --        2,016
                                                            ------    -----   --------     ----------     ----------   ---------
Balance, December 31, 1996...............................      362      156    450,736       (47,825)           --      403,429
  Net loss...............................................       --       --         --       (79,910)           --      (79,910)
  Issuance of 1,137,883 shares of Class A
    common stock.........................................       11       --        881            --            --          892
  Release of 56,177 shares of Class A common
    stock from escrow....................................        1       --      1,346            --            --        1,347
  Issuance of 84,430 shares of Class A common
    stock in connection with the acquisition of
    Digital Communications of Iowa, Inc. ................        1       --      2,249            --            --        2,250
  Issuance of 8,488,596 shares of Class A
    common stock in connection with the
    acquisition of CCI. .................................       85       --    223,590            --            --      223,675
  Issuance of 55,500 shares of Class A common stock
    in connection with the acquisition of certain
    assets of OneTEL Corp. ..............................        1       --      1,962            --            --        1,963
  Issuance of 140,000 shares of Class A common stock
    in connection with the acquisition of ownership
    interests of Colorado Directory Company LLC .........        1       --      4,479            --            --        4,480
  Issuance of 38,080 shares of Class A common stock
    to participants in the Employee Stock
    Purchase Plan........................................       --       --        728            --            --          728
  Conversion of 15,625,929 shares of Class B
    common stock to 15,625,929 shares of Class
    A common stock.......................................      156     (156)        --            --            --           --
  Amortization of compensation expense
   related to stock options..............................       --       --      2,993            --            --        2,993
  Other comprehensive income.............................       --       --         --            --         (2,468)     (2,468)
                                                            ------    -----   --------    ----------     ----------   ---------
Balance, December 31, 1997...............................      618       --    688,964      (127,735)        (2,468)    559,379
  Net loss...............................................       --       --         --      (124,912)            --    (124,912)
  Issuance of 1,353,785 shares of Class A
    common stock.........................................       13       --      3,755            --             --       3,768
  Issuance of 70,508 shares of Class A common
    stock in connection with the acquisition
    of NewCom Technologies, Inc. and NewCom OSP
    Services, Inc. ......................................        1       --      3,216            --             --       3,217
  Issuance of 151,019 shares of Class A common stock in
    connection with the acquisition of certain assets
    of Communications Cable-Laying Company, Inc. ........        1       --      5,964            --             --       5,965
  Issuance of 70,672 shares of Class A common
    stock in connection with the acquisition of
    of Inlet, Inc. ......................................        1       --      2,387            --             --       2,388
  Issuance of 82,602 shares of Class A common
    stock to participants in the 401(k)
    profit-sharing plans.................................        1       --      2,611            --             --       2,612
  Issuance of 132,893 shares of Class A
    common stock to participants in the Employee Stock
    Purchase Plan........................................        2       --      3,707            --             --       3,709
  Amortization of compensation expense
    related to stock options.............................       --       --      5,871            --             --       5,871

  Other comprehensive income.............................       --       --         --            --            809         809
                                                            ------    -----   --------    ----------     ----------   ---------
Balance, December 31, 1998...............................   $  637    $  --   $716,475    $ (252,647)    $   (1,659)  $ 462,806
                                                            ======    =====   ========    ==========     ==========   =========

      The accompanying notes are an integral part of these consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                      Year Ended December 31,
                                                                                      -------------------------
                                                                                       1998      1997       1996
                                                                                      ------   ------    -------
Cash Flows from Operating Activities
  Net loss........................................................................ $(124,912) $(79,910) $(22,346)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation..................................................................    53,343    17,622     3,944
    Amortization..................................................................    34,693    15,653     4,882
    Accretion of interest on senior discount notes................................    35,145    26,754       --
    Changes in assets and liabilities, net of effects of acquisitions:
      (Increase) in trade receivables.............................................    (6,409)  (15,937)   (9,317)
      (Increase) in inventory.....................................................    (8,242)     (773)       (2)
      Decrease in deferred expenses...............................................       948     1,218     1,966
      (Increase) in prepaid expenses and other....................................
                                                                                     (34,288)   (1,041)   (3,703)
      (Increase) in deferred line installation costs..............................   (13,630)   (9,669)   (1,289)
      Increase in accounts payable and accrued expenses...........................    32,178     27,117    3,192
      Increase in deferred revenue................................................     4,597     7,186     9,505
      Increase in customer deposits...............................................     4,077     3,024     1,366
                                                                                      -----      -----     -----
        NET CASH (used in) operating activities...................................   (22,500)   (8,756)  (11,802)
                                                                                    -------     ------   -------

Cash Flows from Investing Activities
  Purchase of property and equipment..............................................  (289,923) (151,280)  (70,290)
  Available-for-sale securities:
    Purchases.....................................................................  (607,440) (115,985) (207,681)
    Sales.........................................................................   264,383   102,368    17,577
    Maturities....................................................................   241,977   133,817    62,389
  Business acquisitions...........................................................   (27,812) (181,892)  (80,081)
  Deposits on PCS licenses........................................................      --     (27,975)   (4,889)
  Other...........................................................................
                                                                                      (5,175)   (1,863)     (133)
                                                                                     ------     ------      ----
        Net cash (used in) investing activities...................................  (423,990)  (242,810) (283,108)
                                                                                     -------   --------  --------

Cash Flows from Financing Activities
  Proceeds from line of credit agreements.........................................        --        --    55,925
  Payments on line of credit agreements...........................................        --        --   (59,825)
  Payments on contracts and notes payable.........................................   (11,082)  (18,967)      --
  Proceeds from long-term debt....................................................   583,923   506,626     2,060
  Payments on long-term debt......................................................   (10,895)   (2,252)   (2,065)
  Net proceeds from issuance of common stock......................................     7,670     1,620   396,214
  Other...........................................................................        --        --      (919)
                                                                                      ------   -------   -------
        Net cash provided by financing activities.................................   569,616   487,027   391,390
                                                                                     -------   -------   -------

        Net increase in cash and cash equivalents.................................   123,126   235,461    96,480
Cash and cash equivalents:
  Beginning.......................................................................   331,941    96,480        --
                                                                                    --------  --------        --
  Ending.......................................................................... $ 455,067  $331,941  $ 96,480
                                                                                    ========  ========  ========

Supplemental Disclosure of Cash Flow Information
  Cash payment for interest, net of interest capitalized 1998 $10,616; 1997 $4,440;
    1996 $204....................................................................  $  26,992  $  1,764  $    300
                                                                                   =========  ========   =======
Supplemental Schedule of Noncash Investing and Financing Activities
  Release of 56,177 shares of Class A common stock from escrow ...................            $  1,347
                                                                                              ========
  Capital leases incurred for the acquisition of property and equipment ..........   $ 5,914  $  3,367
                                                                                     =======  ========

                        The accompanying notes are an integral part of these
                         consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of business: McLeodUSA Incorporated and subsidiaries (the "Company") is a diversified telecommunications company, incorporated in Delaware, that provides a broad range of products and services to business customers in Iowa, Illinois, North Dakota, South Dakota, Minnesota, Indiana, Colorado and Wyoming and residential customers in Iowa, Illinois, North Dakota, South Dakota, Wisconsin and Colorado. The Company's services primarily include local and long-distance telecommunications services, telecommunications network maintenance services and telephone equipment sales, service and installation, private line and data services, the sale of advertising space in telephone directories, the operation of an independent local exchange company, and telemarketing services. The Company's business is highly competitive and is subject to various federal, state and local regulations. In 1997, the Company's stockholders approved a change in its name to McLeodUSA Incorporated from McLeod, Inc.

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

     Investments: Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company has classified its securities as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses are reported as a component of stockholders' equity. Realized gains and losses are determined on the basis of the specific securities sold.

     Trade receivables: In accordance with the industry practice for the publication of telephone directories, trade receivables include certain unbilled revenue from installment contracts. It is anticipated that a substantial portion of all such amounts at December 31, 1997 and 1998 will be collected within one year (see Note 2).

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems. All inventory is classified as raw materials.

  Property and equipment: Property and equipment is stated at cost. Construction costs, including interest, are capitalized during the installation of fiber optic telecommunications networks. Interest expense was also capitalized as part of the construction of the Company's headquarters buildings and the development of the Company's software.

  ICTC's property and equipment for its regulated operations is summarized as follows at December 31, 1998 (In thousands):

   Telephone plant:
     In service...............................................................................      $101,126
     Under construction.......................................................................           902
                                                                                                    --------
                                                                                                     102,028
     Less accumulated depreciation............................................................       (10,576)
                                                                                                    --------
                                                                                                    $ 91,452
                                                                                                    ========

  When regulated property and equipment are retired, the original cost, net of salvage, is charged against accumulated depreciation. The cost of maintenance and repairs of property and equipment including the cost of replacing minor items not constituting substantial betterments is charged to operating expense.

  The provision for depreciation of regulated property and equipment is based upon remaining life rates for property placed in service through 1980 and equal life rates for property additions placed in service after 1980. The regulated provision is equivalent to an annual composite rate of 5.58% for 1998.

  The provision for depreciation of nonregulated property and equipment is recorded using the straight-line method based on the following estimated useful lives:

                                                                                                     Years
                                                                                                   ---------
    Buildings....................................................................................      20-39
    Telecommunications networks..................................................................       5-15
    Furniture, fixtures and equipment............................................................       2-10

  The Company's telecommunications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes in the estimated economic lives of these assets.

  Other investments: Other investments primarily includes $26,195,000 for a minority interest in a limited partnership which provides cellular services to customers in east central Illinois. The Company follows the equity method of accounting for this investment, which recognizes the Company's proportionate share of the income and losses accruing to it under the terms of its partnership agreement.

  Goodwill: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and the acquisitions are periodically reviewed for impairment

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $16,356,000 and $5,834,000 at December 31, 1998 and 1997, respectively.

  Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $25,066,000 and $9,158,000 at December 31, 1998 and 1997, respectively.

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

  As allowed by the FCC, ICTC's presubscribed rate of return on interstate access revenues for 1998 was 11.25%. The FCC further restricted overall interstate revenues to a maximum 11.50% rate of return on related investments, or to a maximum of 11.65% rate of return on related investments per any individual rate element.

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

  Key business suppliers: U S WEST, Ameritech and Southwestern Bell Company are the Company's primary suppliers of local central office switching and local lines.

  Stock options issued to employees: In fiscal year 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. The Company measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options.

  The estimated market value used for the stock options granted was determined on a periodic basis by the Company's Board of Directors prior to the Company's initial public offering on June 10, 1996. Subsequent to the Company's initial public offering, the market value used for stock options granted is based upon the closing price of the Class A common stock on the day before the grant date.

  Stock options issued to nonemployees: The Company uses the Black-Scholes model to determine the fair value of the stock options issued to nonemployees at the date of grant. This amount is amortized to expense over the vesting period of the options.

  Loss per common share: Loss per common share has been computed using the weighted average number of shares of common stock outstanding after giving effect to the recapitalization in 1996. All stock options granted are anti-dilutive, and therefore excluded from the computation of earnings per share. In the future, these stock options may become dilutive.

  Fair value of financial instruments: The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. For other investments for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive cost. The $29.9 million carrying amount of unquoted investments at December 31, 1998, represents the original cost of the investments, which management believes is not impaired. The fair value of the Company's long-term debt is estimated to be $1.3 billion based on the quoted market rates for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Reclassifications: Certain items in the 1997 consolidated financial statements have been reclassified to be consistent with the classification in the 1998 consolidated financial statements.

NOTE 2. TRADE RECEIVABLES

  The composition of trade receivables, net is as follows:

                                                                                            DECEMBER 31,
                                                                                       ------------------------

                                                                                          1998          1997
                                                                                       --------       --------
                                                                                           (In thousands)
    Billed.......................................................................      $110,587       $ 86,309
    Unbilled.....................................................................        21,350         34,114
                                                                                       --------       --------
                                                                                        131,937        120,423
                                                                                        (15,568)       (11,951)
  Less allowance for doubtful accounts and discounts.............................      --------       --------
                                                                                       $116,369       $108,472
                                                                                       ========       ========

NOTE 3. INVESTMENTS

  At December 31, 1998, the Company held $187,136,000, $30,298,000 and
$30,614,000 in corporate debt securities, United States Government and governmental agency securities and marketable equity securities, respectively. At December 31, 1997, the Company held $4,493,000, $94,341,000 and $27,491,000 in repurchase agreements, corporate debt securities and marketable equity securities, respectively. The Company has classified these securities as available-for-sale, and at December 31, 1998 and 1997, the debt securities' amortized cost approximates fair value. The marketable equity securities have been recorded at their fair market value at December 31, 1998. The available-for-sale securities have been classified as cash and cash equivalents, and investment in available-for-sale securities-current, with $111,463,000 and $136,585,000, respectively, being recorded in each classification at December 31, 1998. At December 31, 1997, $91,629,000 and $34,696,000, respectively, were recorded in each classification.

  The contractual maturities of the available-for-sale securities of $248,048,000 and $126,325,000 in 1998 and 1997, respectively, are due within one year.

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

  On July 21, 1997, the Company completed a private offering of $225 million aggregate principal amount of 9 1/4% Senior Notes due July 15, 2007 (the "Senior Notes"). The Company received net proceeds of approximately $217.6 million from the Senior Note offering. Interest on the Senior Notes is payable in cash semi-annually in arrears on July 15 and January 15 of each year at a rate of 9 1/4% per annum, commencing January 15, 1998. The Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of December 31, 1997, the Senior Notes had not been registered under the Securities Act and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has filed a registration statement with the SEC for the registration of $225 million aggregate principal amount of 9 1/4% Senior Notes due July 15, 2007 (the "Exchange Notes") to be offered in exchange for the Senior Notes (the "Exchange Offer"). The registration statement was declared effective by the SEC on December 1, 1997, and the Exchange Offer was commenced on December 2, 1997. The Exchange Offer expired on January 9, 1998, at which time all of the Senior Notes were exchanged for the Exchange Notes. The form and terms of the Exchange Notes are identical in all material respects to the form and terms of the Senior Notes except that (i) the Exchange Notes have been registered under the Securities Act and (ii) holders of the Exchange Notes will not be entitled to certain rights under a registration agreement relating to the Senior Notes. The indentures relating to the Senior Notes and the Exchange Notes contain certain covenants which are materially the same as the covenants relating to the Senior Discount Exchange Notes.

  On March 16, 1998, the Company completed a private offering of its 8 3/8% Senior Notes due March 5, 2008 (the "March 1998 Privately Placed Senior Notes"), for which the Company received net proceeds

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 4.  PLEDGED ASSETS AND DEBT (CONTINUED)

of approximately $291.9 million. The Company filed a registration statement with the SEC for the registration of $300 million principal amount of 8 3/8% Senior Notes due March 15, 2008 (the "March Exchange Notes" together with the March 1998 Privately Placed Senior Notes, the "March 1998 Senior Notes") to be offered in exchange for the March 1998 Privately Placed Senior Notes (the "March Exchange Offer"). The registration statement was declared effective by the SEC on May 15, 1998 and the March Exchange Offer was commenced. The March Exchange Offer expired on June 25, 1998, at which time all of the March 1998 Privately Placed Senior Notes were exchanged for the March Exchange Notes. The form and terms of the March Exchange Notes are identical in all material respects to the form and terms of the March 1998 Privately Placed Senior Notes except that (i) the March Exchange Notes have been registered under the Securities Act of 1933 (the "Securities Act") and (ii) holders of the March Exchange Notes are not entitled to certain rights under a registration agreement related to the March 1998 Privately Placed Senior Notes. Interest on the March 1998 Senior Notes will be payable in cash semi-annually in arrears on March 15 and September 15 of each year at a rate of 8 3/8% per annum, commencing September 15, 1998. The March 1998 Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness. The March 1998 Senior Notes will mature on March 15, 2008. The March 1998 Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2003 at 104.188% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 15, 2006. In the event of certain equity investments in the Company by certain strategic investors on or before March 15, 2001, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the originally issued principal amount of the March 1998 Senior Notes at a redemption price equal to 108.375% of the principal amount of the March 1998 Senior Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 66 2/3% of the originally issued principal amount of the March 1998 Senior Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture dated as of March 16, 1998 between the Company and the United States Trust Company of New York as trustee, governing the March 1998 Senior Notes (the "March 1998 Senior Note Indenture")) of the Company, each holder of March 1998 Senior Notes shall have the right to require the Company to repurchase all or any part of such holder's March 1998 Senior Notes at a purchase price equal to 101% of the principal amount of the March 1998 Senior Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the March 1998 Senior Note Indenture).

  The March 1998 Senior Note Indenture imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates ore related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets.

  On October 30, 1998, the Company completed a private offering of its 9 1/2% Senior Notes due November 1, 2008 (the "October 1998 Privately Placed Senior Notes"), for which the Company received net proceeds of approximately $291.9 million. The Company filed a registration statement with the SEC for the registration of $300 million principal amount of 9 1/2% Senior Notes due November 1, 2008 (the "October Exchange Notes" together with the October 1998 Privately Placed Senior Notes, the

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 4. PLEDGED ASSETS AND DEBT (CONTINUED)

"October 1998 Senior Notes") to be offered in exchange for the October 1998 Privately Placed Senior Notes (the "October Exchange Offer"). The registration statement was declared effective by the SEC on January 29, 1999 and the October Exchange Offer was commenced. The October Exchange Offer expired on March 3, 1999, at which time all of the October 1998 Privately Placed Senior Notes were exchanged for the October Exchange Notes. The form and terms of the October Exchange Notes are identical in all material respects to the form and terms of the October 1998 Privately Placed Senior Notes except that (i) the October Exchange Notes have been registered under the Securities Act and (ii) holders of the October Exchange Notes are not entitled to certain rights under a registration agreement related to the October 1998 Privately Placed Senior Notes. Interest on the October 1998 Senior Notes will be payable in cash semi-annually in arrears on May 1 and November 1 of each year at a rate of 9 1/2% per annum, commencing May 1, 1999. The October 1998 Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness. The October 1998 Senior Notes will mature on November 1, 2008. The October 1998 Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2003 at 106.750% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on November 1, 2008. In the event of certain equity investments in the Company by certain strategic investors on or before November 1, 2001, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the originally issued principal amount of the October 1998 Senior Notes at a redemption price equal to 111.500% of the principal amount of the October 1998 Senior Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 66 2/3% of the originally issued principal amount of the October 1998 Senior Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture dated as of October 30, 1998 between the Company and the United States Trust Company of New York as trustee, governing the October 1998 Senior Notes (the "October 1998 Senior Note Indenture")) of the Company, each holder of October 1998 Senior Notes shall have the right to require the Company to repurchase all or any part of such holder's October 1998 Senior Notes at a purchase price equal to 101% of the principal amount of the October 1998 Senior Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the October 1998 Senior Note Indenture).

  The October 1998 Senior Note Indenture imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates ore related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 4. PLEDGED ASSETS AND DEBT--(CONTINUED)

  The Company's debt consisted of the following at December 31, 1998 and 1997:

                                                                                                      1998       1997
                                                                                                   ----------  --------
                                                                                                      (IN THOUSANDS)
  Contracts payable, unsecured, non-interest bearing, due in various installments
    with the final payment to be made in 1999...............................................       $    4,400  $  1,056
  Notes payable, banks, bearing interest at 6.1875% due in various installments
    through October 1997 (A)................................................................               --     5,500
  Other long-term borrowings, due in various installments
    bearing interest at rates ranging from 0% to 8.625%.....................................              108        --
                                                                                                   ----------  --------
                                                                                                   $    4,508  $  6,556
                                                                                                   ==========  ========

  10 1/2% Senior Discount Notes.............................................................       $  361,902  $326,754
  9 1/4% Senior Notes.......................................................................          225,000   225,000
  8 3/8% Senior Notes.......................................................................          300,000        --
  9 1/2% Senior Notes.......................................................................          300,000        --
  CCI unsecured senior notes payable, with semiannual interest payments at 7.75% payable April 1 and October 1. Annual principal payments of $1,428,571 are due beginning October 1, 1998 until maturity in
    October 2004............................................................................            8,571    10,000
  CCI Series A Senior Unsecured Notes, with semiannual interest payments at 6.83% payable June 1 and December 1. Annual principal payments of
    $909,091 are due beginning December 1, 2001 until maturity in
    December 2010...........................................................................           10,000    10,000
  CCI Series B Senior Unsecured Notes, with semiannual interest payments at 6.71% payable June 1 and December 1. Annual principal payments of $454,546 are due beginning December 1, 2001 until maturity in
    December 2010...........................................................................            5,000     5,000
  Greene County Partners, Inc. senior notes due in quarterly payments of
    $450,000 bearing interest at 6.35% and maturing in April 2001...........................           13,500    15,300
  ICTC Series K, 8.620% First Mortgage Bonds due September 2022 (B).........................           10,000    10,000
  ICTC Series L, 7.050% First Mortgage Bonds due October 2013 (B)...........................           10,000    10,000
  Contracts payable, to finance company, due in various monthly payments, including interest at 3.90%, through March 2000, collateralized by equipment with a depreciated cost of
    $4,173,000 at December 31, 1998.........................................................            2,204     2,637
  Note payable due in various annual installments, including interest at 8.25%, through 2006. Collateralized by publishing
    rights to purchased directories.........................................................              606       995
  Other long-term borrowings, due in various installments
    bearing interest at rates ranging from 0% to 8.625%
    through March 2004......................................................................            5,429     2,092
  Incentive compensation agreements, due in various
    estimated amounts plus interest at 6.0% through
    January 2001 (See Note 11)..............................................................            1,194     1,610
                                                                                                   ----------  --------
                                                                                                    1,253,406   619,388
  Less current maturities...................................................................            8,236     6,004
                                                                                                   ----------  --------
                                                                                                   $1,245,170  $613,384
                                                                                                   ==========  ========

________________________

(A) CCI and ICTC have various short-term line of credit agreements with certain financial institutions totaling $30,000,000 of which no borrowings were outstanding at December 31, 1998 and $5,500,000 in borrowings were outstanding at December 31, 1997.

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

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 4.  PLEDGED ASSETS AND DEBT--(CONTINUED)

   In 1996, the Company used a portion of the proceeds from the Company's initial public offering (see Note 8) to pay off all existing indebtedness under three line of credit facilities, which were then canceled. Options to purchase Class B common stock were granted to a stockholder which had guaranteed borrowings under two of the facilities. The Company used the Black-Scholes model to determine the value of the options, which was approximately $3,400,000, at the date of grant. This value was being amortized over the vesting period of the options. Upon cancellation of the credit facilities, the options' vesting schedule and amortization of the fair value of the options were terminated. A total of 1,300,688 Class B common stock options were outstanding at December 31, 1998 and December 31, 1997.

   Principal payments required on the outstanding debt at December 31, 1998 are as follows (In thousands):

     1999...........................................................         $    8,236
     2000...........................................................              6,643
     2001...........................................................             13,414
     2002...........................................................              3,256
     2003...........................................................              3,203
     Later years....................................................          1,218,654
                                                                             ----------
                                                                             $1,253,406
                                                                             ==========


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

  The total minimum rental commitment at December 31, 1998 under the leases mentioned above is as follows (In thousands):

   1999.............................................................            $17,786
   2000.............................................................             10,908
   2001.............................................................              6,090
   2002.............................................................              3,877
   2003.............................................................              3,026
   Thereafter.......................................................              4,398
                                                                                -------
                                                                                $46,085
                                                                                =======

  The total rental expense included in the consolidated statements of operations for 1998, 1997 and 1996 is approximately $19,824,000, $8,060,000 and $3,640,000, respectively, which also includes short-term rentals for office facilities.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 5.   LEASES AND COMMITMENTS--(CONTINUED)

  Network construction: During 1995, the Company was awarded contracts from the State of Iowa to build fiber optic telecommunications network segments throughout the State of Iowa. As of December 31, 1998, the contracts call for the construction of 235 network segments. Upon completion of each segment, the Company will receive approximately $115,000 for a seven-year lease for certain capacity on that segment. The Company will recognize this revenue of approximately $27,025,000 on a straight-line basis over the term of the lease based on the relationship of individual segment costs to total projected costs. For the years ended December 31, 1998, 1997 and 1996, revenue of $2,763,000, $1,794,000 and $445,000, respectively, had been recognized under these contracts.

  The Company estimates that minimum future construction costs required to fulfill its obligations under the 1995 contract with the State of Iowa would be approximately $5,393,000. The Company, however, expects that its actual construction costs will be higher with respect to such network segments, because the Company is adding more fiber and route miles than is contractually required with respect to such construction, in order to optimize the design of its network. The Company anticipates that the minimum costs to complete this project will be incurred in 1999.

  Buildings: In August 1996, the Company purchased approximately 194 acres of land on which the Company constructed its headquarters and associated buildings. Of the land purchased, approximately 75 acres was purchased from a subsidiary of a stockholder for approximately $692,000. At December 31, 1998, the total remaining contracted commitments on the building in progress is approximately $8 million.

  Alcatel: In January 1999 the Company entered into an agreement with Alcatel USA Marketing, Inc. to purchase equipment, software and services for a total commitment of $200,000,000 over a six (6) year period. If McLeodUSA does not meet the committed purchases on a cumulative annual basis, Alcatel retains the right to renegotiate the applicable prices. If regulatory conditions substantially prevent the Company from continuing to implement these plans, the Company has the option to request renegotiation of unit prices based on revised quantities of products or to renegotiate unit prices based on the quantities of products purchased to that time and cease any further purchases of products.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 6.    INCOME TAX MATTERS

  Net deferred taxes consist of the following components as of December 31, 1998 and 1997:

                                                                                          1998           1997
                                                                                      -------------  -------------
                                                                                             (In thousands)
Deferred tax assets:
    Net operating loss carryforwards................................................    $106,498        $60,335
    Accruals and reserves not currently deductible..................................      24,485         15,910
    Deferred revenues...............................................................       8,149          7,093
    Intangibles and other assets....................................................       7,605          3,669
    Other...........................................................................       2,144          2,125
                                                                                        --------        -------
                                                                                         148,881         89,132
    Less valuation allowance........................................................      78,556         29,532
                                                                                        --------        -------
                                                                                          70,325         59,600
                                                                                        --------        -------
  Deferred tax liabilities:
    Property and equipment..........................................................      39,549         24,620
    Other investments...............................................................      11,395         15,333
    Differences in revenue recognition..............................................      10,900         12,140
    Deferred line installation cost.................................................       7,952          3,945
    Other intangibles...............................................................          --          3,318
    Other...........................................................................         529            244
                                                                                        --------        -------
                                                                                          70,325         59,600
                                                                                        --------        -------
                                                                                        $     --        $    --
                                                                                        ========        =======

  A valuation allowance has been recognized to offset the related net deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $262.5 million which expire in various amounts in the years 2008 to 2018.

  The income tax rate differs from the U. S. Federal income tax rate for 1998, 1997 and 1996 due to the following:

                                                                                 1998         1997         1996
                                                                              -----------  -----------  -----------
  "Expected" tax (benefit) rate.............................................      (35)%        (35)%        (35)%
  Percent increase (decrease) in income taxes resulting from:
     Change in valuation allowance..........................................       34           15           35
     Tax deductions due to exercises of incentive stock options.............       (2)          (2)          (9)
     Goodwill amortization for stock purchases..............................        6           --           --
     Net deferred liability balance purchased in CCI
       transaction (see Note 11)............................................       --           21           --
     Other..................................................................       (3)           1            9
                                                                                 ----         ----         ----
                                                                                   --%          --%          --%
                                                                                 ====         ====         ====

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 7.   STOCK-BASED COMPENSATION PLANS

  At December 31, 1998, the Company has various stock-based compensation plans which are described below. Grants under the Company's stock option plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25 and related Interpretations. The Company granted a total of 1,653,688 stock options in January and February 1996 at an exercise price of $2.67 per share. The estimated aggregate fair market value of these options at the date of grant was later determined to exceed the aggregate exercise price by approximately $9,190,000. Additionally, in September 1997, the Company granted a total of 1,468,945 stock options at an exercise price of $24.50 per share. The aggregate fair market value of these options at the date of grant exceeded the aggregate exercise price by approximately $15,790,000. As a result, the Company is amortizing these amounts over the four-year vesting period of the options. Compensation cost of $5,820,000 and $2,993,000 has been charged to income for the year ended December 31, 1998 and 1997, respectively, using the intrinsic value based method as prescribed by APB No. 25. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards granted during 1998, 1997 and 1996, as prescribed by SFAS No. 123, reported net loss and loss per common share would have been as follows (in thousands, except per share data):

                                                                                      DECEMBER 31,
                                                                     ---------------------------------------------
                                                                          1998            1997            1996
                                                                     --------------  --------------  -------------
  Pro forma net loss...............................................      $(151,227)       $(93,855)       $(24,776)
  Pro forma loss per common share..................................          (2.41)          (1.71)          (0.61)

  1992, 1993 and 1995 Incentive Stock Option Plans:   The Company has reserved
2,903,243 shares of Class A common stock for issuance to employees under the 1992, 1993 and 1995 Incentive Stock Option Plans. Options outstanding under these plans were granted at prices equal to the estimated fair market value on the dates of grant as determined by the Company's Board of Directors. Under the 1992 and 1993 plans, all options granted become exercisable at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant. Under the 1995 plan, all options, except for options granted to the Company's chairman and chief executive officer, become exercisable at a rate of 25% per year, on a cumulative basis, beginning five years from the date of grant. The options granted to the Company's chairman and chief executive officer vest at a rate of 20% per year on a cumulative basis. All options granted under the 1995 plan expire ten years after the date of grant. These plans have been superseded by the 1996 Employee Stock Option Plan, and no future grants of options will be made under these plans.

  1996 Employee Stock Option Plan:   In 1997, the Company's stockholders
approved an amendment to the 1996 Employee Stock Option Plan to increase the number of Class A common shares available under the plan to 37,500,000 shares from 4,525,000 shares. At December 31, 1998, after adjusting for option exercises, the Company has reserved 37,277,305 shares of Class A common stock for issuance to employees under the plan, which supersedes the 1992, 1993 and 1995 Incentive Stock Option Plans. The exercise price for options granted under this plan is the fair market value of the Company's Class A common stock on the day before the grant date (or 110% of the fair market value if the grantee beneficially owns more than 10% of the outstanding Class A common stock). The options granted expire ten years after the grant date (or five years after the grant date if the grantee beneficially owns more than 10% of the outstanding Class A common stock), and vest over periods determined by the Compensation Committee; however, no more than $100,000 worth of stock covered by the options may become exercisable in any calendar year by an individual employee. The 1996 Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

  Directors' Stock Option Plan:   The Company has reserved 397,686 shares of
Class A common stock for issuance under the Directors' Plan to directors who are not officers or employees of the Company. The Director's Plan was adopted and approved by the stockholders in 1993 and amended and restated on March 28, 1996 to be a "formula" plan providing for an automatic grant of options to eligible directors. Each eligible director who commences service on the Board of Directors after the amendment and restatement of the plan will be granted an initial option to purchase 10,000 shares of Class A common stock. An additional option to purchase 5,000 shares of Class A common stock will be granted after each of the next two annual meetings to each eligible director who remains for the two-year period. Options granted under the Directors' Plan vest at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant (ten years after the date of grant for options granted under the amended and restated plan). However, upon a change in control of the Company as defined in the Directors' Plan, all options will become fully exercisable. The Company has the right to repurchase any Class A common stock issued pursuant to the exercise of an option granted under this plan that is offered for sale to an individual who is not an employee or director of the Company. The Directors' Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

  The fair value of each grant under the Company's stock option plans is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: no expected dividends, risk-free interest rates of 4.65%, 5.48%, and 6.08%; price volatility of 59.39% in 1998, 48.63% in 1997 and 40% in 1996 and expected lives of 4 years for all three years.

  Employee Stock Purchase Plan: Under the stock purchase plan, employees may purchase up to an aggregate of 1,000,000 shares of Class A common stock through payroll deductions. Employees of the Company who have been employed more than six months and who are regularly scheduled to work more than 20 hours per week are eligible to participate in the plan, provided that they own less than five percent of the total combined voting power of all classes of stock of the Company. The purchase price for each share will be determined by the Compensation Committee, but may not be less than 90% of the closing price of the Class A common stock on the first or last trading day of the payroll deduction period, whichever is lower. No employee may purchase in any calendar year Class A common stock having an aggregate fair value in excess of $25,000. Upon termination of employment, an employee other than a participating employee who is subject to Section 16(b) under the Securities Exchange Act of 1934, as amended, will be refunded all moneys in his or her account and the employee's option to purchase shares will terminate. The plan will terminate in March 2006, unless terminated earlier by the Board of Directors. The Company has implemented this plan effective February 1, 1997. Under the plan, the Company sold 132,893 shares of Class A common stock in 1998 and 38,080 shares in 1997. The fair value of the employees' purchase rights was calculated for disclosure purposes using the Black-Scholes model with the following assumptions: an expected life of 12 months in 1998 and 11 months in 1997; a risk-free interest rate of 4.65% in 1998 and 5.40% in 1997; expected volatility of 59.39% in 1998 and 48.63% in 1997; and no expected dividends. The fair value of each purchase right granted in 1998 was $10.76 and in 1997 was $6.35.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

Note 7.   STOCK-BASED COMPENSATION PLANS--(CONTINUED)

  A summary of the status of the Company's stock option plans as of and for the years ended December 31, 1998, 1997 and 1996 is as follows (In thousands, except price data):

                                                                                                                 WEIGHTED-
                                                                                                                  AVERAGE
                                                                                                                  EXERCISE
                                                                                                  SHARES           PRICE
                                                                                              ---------------  --------------
  Outstanding at January 1, 1996............................................................           4,869           $ 1.33
     Granted................................................................................           3,502            13.14
     Exercised..............................................................................            (491)            1.30
     Forfeited..............................................................................            (336)            7.64
                                                                                                      ------
  Outstanding at December 31, 1996..........................................................           7,544             6.54
     Granted................................................................................           6,674            26.72
     Exercised..............................................................................          (1,138)            1.15
     Forfeited..............................................................................          (2,472)           29.74
                                                                                                      ------
  Outstanding at December 31, 1997..........................................................          10,608            14.40
     Granted................................................................................           6,273            31.28
     Exercised..............................................................................          (1,373)            2.72
     Forfeited..............................................................................          (3,237)           35.85
                                                                                                      ------
  Outstanding at December 31, 1998..........................................................          12,271            18.69
                                                                                                      ======

                                                                                                 NUMBER OF OPTIONS
                                                                                        ------------------------------------
                                                                                          1998         1997          1996
                                                                                        ---------  -------------  ----------
  Exercisable, end of year............................................................      2,776          2,397       2,324
                                                                                           ======         ======      ======
  Weighted-average fair value per option of options granted
    during the year...................................................................     $18.18         $12.24      $ 5.74
                                                                                           ======         ======      ======

  Other pertinent information related to the options outstanding at December 31, 1998 is as follows:

                                                OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                        -----------------------------------  ----------------------

                                                      WEIGHTED-
                                                       AVERAGE    WEIGHTED-               WEIGHTED-
                                                      REMAINING    AVERAGE                 AVERAGE
                                          NUMBER     CONTRACTUAL  EXERCISE     NUMBER     EXERCISE
       RANGE OF EXERCISE PRICES         OUTSTANDING     LIFE        PRICE    EXERCISABLE    PRICE
--------------------------------------  -----------  -----------  ---------  -----------  ---------
$0.27 to $2.27........................    1,926,362         3.14     $ 1.68    1,373,212     $ 1.49
$2.49 to $2.93........................    1,275,525         4.20       2.68      569,491       2.67
$4.29 to $9.30........................       43,073         5.81       7.63       30,917       7.08
$17.75 to $17.75......................    2,145,639         8.07      17.75      186,408      17.75
$18.63 to $23.50......................      242,566         7.70      20.14       41,333      20.01
$24.25 to $24.25......................    2,678,612         9.77      24.25           80      24.25
$24.50 to $24.50......................    1,639,730         8.66      24.50      399,926      24.50
$24.75 to $29.61......................      112,511         8.49      29.38       24,093      29.16
$29.75 to $29.75......................    1,316,560        10.00      29.75           --         --
$31.56 to $46.63......................      889,956         9.06      35.77      150,066      34.31
                                         ----------                            ---------
                                         12,270,534         7.61     $18.69    2,775,526     $ 8.49
                                         ==========                            =========

  In addition, options to purchase shares of Class B common stock were granted to a stockholder which had guaranteed borrowings under certain credit facilities which were paid off with a portion of the proceeds from the Company's initial public offering and subsequently canceled. These options have a weighted-average exercise price of $1.79 and are fully vested at December 31, 1998.

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

  Recapitalization:   In May 1997, the Company's stockholders approved an
increase in the authorized Class A common stock from 75,000,000 shares of $.01 par value stock to 250,000,000 shares of $.01 par value stock. In March 1996, the Company's Board of Directors had authorized an increase in the authorized Class A common stock to 75,000,000 shares of $.01 par value stock from 15,000,000 shares of $.01 par value stock and an increase in the authorized Class B common stock to 22,000,000 shares of $.01 par value stock from 15,000,000 shares of $.01 par value stock. All Class B common stock has rights identical to Class A common stock other than their voting rights, which are equal to .40 vote per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder. The restated Articles of Incorporation also authorizes the Board of Directors to issue up to 2,000,000 shares of $.01 par value preferred stock. The terms of the preferred stock are determined at the time of issuance. No preferred shares were issued or outstanding at December 31, 1998. Also in March 1996, the Board of Directors declared a 3.75 to 1 stock split for both the Class A and Class B common stock which was effected in the form of a stock dividend. All references to share and per share amounts give retroactive effect to this stock split and recapitalization.

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

     On November 18, 1998, the Company entered into a stockholders' agreement (the "November 1998 Stockholders' Agreement") with Alliant Energy, Clark E. and Mary E. McLeod, and Richard A. Lumpkin, Gail G. Lumpkin and several other parties affiliated or related to Richard A. Lumpkin (collectively, the "Lumpkins," and together with Alliant Energy and Clark E. and Mary E. McLeod, the "Principal Stockholders").

     The November 1998 Stockholders' Agreement provides, among other things, that:


     . until December 31, 2001, the Principal Stockholders will not sell or otherwise dispose of any of our equity securities, or any other securities convertible into or exercisable for such equity securities, beneficially owned by such Principal Stockholder without receiving the prior written consent of the Company's board of directors, except for permitted transfers as provided in the November 1998 Stockholders' Agreement


     . the Company's board of directors will determine on a quarterly basis commencing with the quarter ending December 31, 1998 and ending on December 31, 2001, the aggregate number, if any, of shares of Class A common stock (not to exceed in the aggregate 150,000 shares per quarter) that the Principal Stockholders may sell or otherwise dispose of during designated trading periods following the release of the Company's quarterly or annual financial results

     . to the extent the Company's board of directors grants registration rights to a Principal Stockholder in connection with a sale or other disposition of the Company's securities by such Principal Stockholder, it will grant similar registration rights to the other parties

     . the Company's board of directors will determine on an annual basis commencing with the year ending December 31, 1999 and ending on December 31, 2001 (each such year, an "Annual Period"), the aggregate number, if any, of shares of Class A common stock (not to exceed in the aggregate on an annual basis a number of shares equal to 15% of the total number of shares of Class A common stock beneficially owned by the Principal Stockholders as of December 31, 1998) (the "Registrable Amount"), to be registered by the Company under the Securities Act, for sale or other disposition by the Principal Stockholders

     . in any underwritten offering of shares of Class A common stock by the Company, other than an offering registering shares of our Class A common stock on a registration statement on Form S-4 or Form S-8 or other form which would not permit the inclusion of shares of Class A common stock of the Principal Stockholders, the Company will give written notice of such offering to the Principal Stockholders and will undertake to register the shares of Class A common stock of such parties up to the Registrable Amount, if any, as determined by the Company's board of directors


     . the Company may subsequently determine not to register any shares of the Principal Stockholders under the Securities Act and may either not file a registration statement or otherwise withdraw or abandon a registration statement previously filed

  The November 1998 Stockholders' Agreement terminates on December 31, 2001.

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

     In 1997, the Company offered salaried plan participants a choice between transferring their plan assets to the hourly defined benefit plan or participating in the 1996 Employee Stock Option Plan, as the salaried defined benefit plan was terminated effective April 1, 1998. This plan change substantially reduced the expected future benefits under the defined benefits pension plans and has been reflected in the tables below. As a result of the termination of the salaried plan, the Company recognized a gain of $2.2 million. The Company continues to maintain the defined benefit pension plan for substantially all hourly employees of CCI.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 10.   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS--(CONTINUED)

  In addition to providing pension benefits, CCI provides an optional retiree medical program to its salaried and union retirees and spouses under age 65 and common life insurance coverage for the salaried retirees. All retirees are required to contribute to the cost of their medical coverage while the salaried life insurance coverage is provided at no cost to the retiree.

     The change in benefit obligations and the change in plan assets for 1998 and 1997, and the components of net periodic benefit costs and the weighted-average assumption for 1998, 1997 and 1996, are as follows (in thousands):

                                                      PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                    --------------------  -------------------------
                                                      1998       1997         1998         1997
                                                    ---------  ---------  ------------  -----------
CHANGE IN BENEFIT OBLIGATIONS
-----------------------------
Benefit obligation at beginning of year             $ 52,120   $ 59,495   $     4,998   $    9,905
Service cost                                             788      2,440           114          606
Interest cost                                          3,904      3,517           337          581
Plan amendments                                           --         --            --       (2,389)
Curtailment gain                                          --     (4,067)           --           --
Special termination benefits and other                 6,544         --            --           --
Benefits paid                                        (20,319)    (2,580)         (367)        (297)
Actuarial gains                                        2,013     (6,685)         (493)      (3,408)
                                                    --------   --------       -------      -------
Benefit obligation at end of year                   $ 45,050   $ 52,120   $     4,589   $    4,998
                                                    ========   ========       =======      =======

CHANGE IN PLAN ASSETS
---------------------
Fair value of plan assets at beginning of year      $ 65,694   $ 55,257   $        --   $       --
Actual return on plan assets                           6,835      7,767            --           --
Employer contributions                                    --      5,250           367          297
Benefits paid                                        (20,319)    (2,580)         (367)        (297)
                                                    --------   --------   -----------   ----------
Fair value of plan assets at end of year            $ 52,210   $ 65,694   $        --   $       --
                                                    ========   ========   ===========   ==========


Funded status                                       $  7,160   $ 13,574   $    (4,589)  $   (4,998)
Unrecognized net actuarial gain                      (13,829)   (22,963)       (3,742)      (3,463)
Unrecognized prior service cost                        4,464      3,425        (2,215)      (2,389)
Unrecognized transition (asset) or obligation           (118)      (157)        4,346        4,733
                                                    --------   --------       -------      -------
Accrued benefit cost                                $ (2,323)  $ (6,121)  $    (6,200)  $   (6,117)
                                                    ========   ========       =======      =======



                                               Pension Benefits           POSTRETIREMENT BENEFITS
                                         -----------------------------  ---------------------------
                                           1998       1997      1996     1998      1997      1996
                                         ---------  --------  --------  -------  --------  --------
COMPONENTS OF NET
PERIODIC BENEFIT COSTS
----------------------
Service cost                              $   788   $ 2,440   $ 2,195    $ 114    $  606    $  572
Interest cost                               3,904     3,517     3,327      337       581       540
Expected return on plan assets             (5,043)   (3,877)   (3,417)      --        --        --
Amortization of prior service costs           482       496       496     (174)       --        --
Amortization of transitional (asset)
 or obligation                                (39)       12        12      387       387       387

Recognized actuarial (gain) or loss        (1,708)     (543)     (373)    (215)      (26)      (14)
                                          -------   -------   -------   ------    ------    ------
Net periodic benefit cost                 $(1,616)  $ 2,045   $ 2,240    $ 449    $1,548    $1,485
                                          =======   =======   =======   ======    ======    ======

WEIGHTED-AVERAGE ASSUMPTION
AS OF DECEMBER 31
-----------------
Discount rate                                   7%        7%        7%       7%        7%        6%
Expected return on plan assets                  8%        8%        8%      --        --        --
Rate of compensation increase                   5%        5%        5%       5%        5%        5%

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 10.   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS--(CONTINUED)

  The postretirement benefit obligation is calculated assuming that health-care costs increased by 8% in 1998 and 7.5% in 1999, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 5% in 2004 and subsequent years. The health-care cost trend rate has a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. For example, a one percentage point increase each year in the health-care trend rate would have the following effects:

                                                  ONE PERCENTAGE                 ONE PERCENTAGE
                                                  POINT INCREASE                 POINT DECREASE
                                                  --------------                 --------------
Effect on total of service and
 interest cost components in 1998                    $ 40,565                      $ (35,853)

Effect on year-end 1998
 postretirement benefit obligations                  $370,825                      $(333,297)

  The weighted average discount rate used in determining the benefit obligation was 7% in 1998.

  The postretirement medical and life insurance benefit plans have been modified effective January 1, 1998 to provide benefits only to employees meeting certain age and years of service requirements as of January 1, 1998.

  CCI also has a nonqualified deferred compensation plan, which allows selected employees to defer a portion of any compensation received. Those deferred amounts are invested in various funds at December 31, 1998 to provide assets and accumulated earnings to offset the deferred compensation amounts due to the participating employees.

  In addition, the Company has various 401(k) profit-sharing plans available to eligible employees. The Company contributed approximately $2,007,000, $1,252,000 and $242,000 for the years ended December 31, 1998, 1997 and 1996, respectively. An additional discretionary 1998 contribution of $1,500,000 was also made.

NOTE 11.   ACQUISITIONS

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

  TelecomUSA Publishing Group, Inc. (McLeodUSA Media Group): On September 20, 1996, the Company acquired TelecomUSA Publishing Group, Inc. (now known as McLeodUSA Media Group, Inc.) for a total purchase price of approximately $76.1 million, which consisted of approximately $74.5 million in cash (including approximately $436,000 in direct acquisition costs) and $1.6 million resulting from the Company entering into an incentive compensation program with all holders of nonvested McLeodUSA Media Group options, which provides for payments to be made to these individuals on January 1 of the year following the year in which the corresponding options would have vested.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 11.   ACQUISITIONS--(CONTINUED)

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

  Fronteer Financial Holdings, Ltd. (Fronteer): In January 1997, McLeodUSA Media Group exercised its option to acquire six directories from Fronteer for a total cash purchase price of approximately $3.9 million.

  Indiana Directories, Inc. (Indiana Directories): On March 31, 1997, McLeodUSA Media Group acquired 26 telephone directories published by Indiana Directories for a total cash purchase price of approximately $10 million.

  ESI Communications, Inc. (ESI): On June 10, 1997, the Company acquired substantially all of the assets of ESI and related entities for a total cash purchase price of approximately $15.2 million.

  Smart Pages, Inc. and Yellow Pages Publishers, Inc. (Smart Pages): On September 22, 1997, McLeodUSA Media Group acquired two telephone directories published by Smart Pages for a total cash purchase price of approximately $2 million.

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


  F.D.S.D. Rapid City Directories, Inc. (F.D.S.D.): On March 17, 1998, McLeodUSA Media Group acquired a telephone directory published by F.D.S.D. for a cash purchase price of approximately $2.2 million.

  Bi-Rite Directories, Inc. (Bi-Rite): On March 20, 1998, McLeodUSA Media Group acquired a telephone directory published by Bi-Rite for a cash purchase price of approximately $3.7 million.

  Smart Pages, Inc. and Yellow Page Publishers, Inc. (Smart Pages): On April 8, 1998, McLeodUSA Media Group acquired a telephone directory published by Smart Pages for a cash purchase price of approximately $1.3 million.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 11.   ACQUISITIONS--(CONTINUED)

  NewCom Technologies, Inc. and NewCom OSP Services, Inc. (collectively, NewCom): On April 24, 1998, the Company issued 70,508 shares of Class A common stock and paid approximately $1 million cash for all of the outstanding shares of NewCom, in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $4.2 million based on the average closing market price of the Class A common stock at the time of the acquisition.

  Communications Cable-Laying Company, Inc. (CCC): On June 29, 1998, the Company issued 151,019 shares of Class A common stock to acquire certain of the assets of CCC. The total purchase price was approximately $6 million based on the average closing market price of the Class A common stock at the time of the acquisition and including $78,000 of cash acquisition costs.

  QST Communications, Inc. (QST): On August 21, 1998, the Company acquired all the outstanding shares of QST for approximately $20 million cash and an option to purchase 245,536 shares of the Company's Class A common stock at an exercise price of the lower of $40.00 or the closing price of the Class A common stock on the day prior to the closing date of the acquisition ($37.25). This transaction is accounted for using the purchase method of accounting. The purchase price includes approximately $151,000 of cash acquisition costs.

  ADCO Publishing Co, Inc. (ADCO): On September 15, 1998, McLeodUSA Media Group acquired two telephone directories published by ADCO for a cash purchase price of approximately $8.9 million.

  Rivers Directories, Inc. (Mozarks): On November 19, 1998, McLeodUSA Media Group acquired three telephone directories published by Mozarks for a total cash purchase price of $216,000.

  Inlet, Inc. (Inlet): On November 25, 1998, the Company acquired Inlet for a total purchase price of approximately $2.4 million, which consisted of 70,672 shares of Class A common stock and an option to purchase 10,414 shares of Class A common stock. The total purchase price was based on the average closing market price of the Class A common stock on the five days prior to and after the closing date of the acquisition ($31.76). This transaction is accounted for using the purchase method of accounting.

  Mo-Ark Directories, Inc. (Mo-Ark): On December 3, 1998, McLeodUSA Media Group acquired two telephone directories published by Mo-Ark for a total cash purchase price of $606,000.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 11.   ACQUISITIONS--(CONTINUED)

  The following table summarizes the purchase price allocations for the Company's business acquisitions (in thousands):

TRANSACTION YEAR:                                                         1998             1997            1996
----------------                                                     --------------  ----------------  -------------
Cash purchase price                                                        $27,583          $178,477        $79,402
Acquisition costs                                                              229             3,415            679
Incentive agreements                                                            --                --          1,610
Contracts payable                                                            9,540             7,022             --
Option agreements                                                               --               500             --
Promissory notes                                                               815               100             --
Stock issued                                                                11,427           232,368          8,945
Options to purchase Class A common stock                                       143                --          3,911
Less cash to be received upon option exercised                                  --                --           (610)
                                                                           -------          --------        -------
                                                                           $49,737          $421,882        $93,937

Working capital acquired, net                                              $  (118)         $ 41,797        $ 9,138
Fair value of other assets acquired                                         13,480           174,401          5,817
Intangibles                                                                 38,742           288,038         79,966
Liabilities assumed                                                         (2,367)          (82,354)          (984)
                                                                           -------          --------        -------
                                                                           $49,737          $421,882        $93,937

  These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

  The unaudited consolidated results of operations for the years ended December 31, 1998 and 1997 on a pro forma basis as though the above entities had been acquired as of the beginning of the respective periods are as follows:


                                                                         1998            1997
                                                                    -------------    ------------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
   Revenue.....................................................      $  612,703       $  484,376
   Net loss....................................................        (127,006)         (86,996)
   Loss per common share.......................................           (2.02)           (1.42)

  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

  On October 27, 1998, the Company entered into an Agreement and Plan of Reorganization with Dakota Telecommunications Group, Inc., a Delaware corporation (DTG), pursuant to which the Company agreed, subject to certain conditions, to acquire DTG for an aggregate of 1,375,000 shares of Class A common stock and the assumption of $31 million in debt. The DTG transaction was consummated on March 5, 1999 (see Note 16).

PAGE>

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12.   RELATED PARTY TRANSACTIONS

  The Company has entered into agreements with two stockholders that gives certain rights-of-way to the Company for the construction of its telecommunications network in exchange for capacity on the network.

  The Company provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA Incorporated or are affiliates. Revenues from services provided totaled $3,698,000, $1,018,000 and $254,000 and services purchased, primarily rent, legal services and database verification services, totaled $3,065,000, $2,030,000 and $934,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  In December 1998, the Company entered into a split dollar arrangement for life insurance policies owned by the McLeod Family 1998 Special Trust on the joint lives of Clark and Mary McLeod. The McLeod Family 1998 Special Trust agreed to assign the policies to the Company as collateral for the premium payments. No loans have been taken against these policies. In 1998, the premium payments paid by the Company totaled $1,880,000. The aggregate face amount of the policies is $113,000,000. The McLeod Family 1998 Special Trust is sole owner and beneficiary of each policy. The Company has agreed with Clark and Mary McLeod that one of the principle reasons for entering into this arrangement is to avoid any need for their heirs to liquidate their holdings of Class A common stock at or soon after the death of one or both of them. Clark and Mary McLeod have agreed to restrictions on their ability to sell or otherwise dispose of their shares of Class A common stock. The Company also paid premiums of $138,257 for a universal life policy on Clark and Mary McLeod with a face value of $13,500,000. The Company is the beneficiary of this policy.

  During 1997, the Company also acquired two condominium units from a Company director for a total purchase price of $171,000 and purchased a 15,000 square foot building, which is used as a support facility for its fiber optic network, from a stockholder for a cash purchase price of $500,000.

  In addition, at December 31, 1998 the Company has two $75,000 notes receivable from officers. The notes bear interest at the applicable federal interest rate for mid-term loans. One note requires interest-only payments for one year and
then annual $25,000 payments plus interest until paid in full.   The other note
requires annual $25,000 payments plus interest until paid in full.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 13.   QUARTERLY DATA--(UNAUDITED)

     The following tables include summarized quarterly financial data for the years ended December 31:

                                                                                 QUARTERS
                                                             --------------------------------------------------
                                                                 FIRST      SECOND       THIRD     FOURTH (1)
                                                             -----------  ----------  ---------- -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
     1998:
        Revenue..............................................  $134,331     $155,695    $148,616    $165,504
        Operating loss.......................................   (20,813)     (17,300)    (21,257)    (15,305)
        Net loss.............................................   (30,267)     (29,791)    (33,042)    (31,812)
        Loss per common share................................     (0.49)       (0.48)      (0.52)      (0.50)

     1997:
        Revenue..............................................  $ 35,747     $ 46,523    $ 49,325    $136,291
        Operating loss.......................................   (15,168)     (15,668)    (20,074)    (18,459)
        Net loss.............................................   (13,355)     (16,496)    (23,705)    (26,354)
        Loss per common share................................     (0.26)       (0.31)      (0.45)      (0.43)

     1996:
        Revenue..............................................  $ 12,488     $ 13,918    $ 19,091    $ 35,826
        Operating loss.......................................    (4,076)      (4,791)     (7,689)    (11,654)
        Net loss.............................................    (4,340)      (4,543)     (4,535)     (8,928)
        Loss per common share................................     (0.14)       (0.13)      (0.10)      (0.18)

----------------------

(1) The fourth quarter 1997 results include the operations of CCI, which was acquired on September 24, 1997.

NOTE 14:  INFORMATION BY BUSINESS SEGMENT

     The Company operates predominantly in the business of providing local, long distance and related communications services to end users and the sale of advertising space in telephone directories. The two business segments have separate management teams and infrastructures that offer different products and services. The principal elements of these segments are to provide integrated communications services, provide outstanding customer service, expand fiber optic network, expand intra-city fiber network build, and publish and distribute directories to local area subscribers.

     The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization, excluding general corporate expenses ("EBITDA"). The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. Intersegment transfers are accounted for on an arm's length pricing basis.

     Identifiable assets (excluding intersegment receivables) are the Company's assets that are identified in each business segment. Corporate assets primarily include cash and cash equivalents, investments in available-for-sale securities, administrative headquarters and goodwill recorded primarily as a result of the CCI merger in 1997.

     In 1998, 1997 and 1996, no single customer or group under common control represented 10% or more of the Company's sales.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 14:   INFORMATION BY BUSINESS SEGMENT--(CONTINUED)

Segment information for the years 1998, 1997 and 1996 was as follows (in thousands):

                                      TELECOMMUNICATIONS          MEDIA            CORPORATE             TOTAL
                                    -----------------------  ----------------  ------------------  -----------------
1998
Revenues                                          $459,270          $144,876      $           --         $  604,146
                                    ================================================================================

EBITDA                                              13,139            18,829             (11,961)            20,007
Depreciation and amortization                      (56,136)           (9,814)            (23,157)           (89,107)
Interest Revenue                                       941                41              25,018             26,000
Interest Expense                                    (5,256)               --             (72,978)           (78,234)
Taxes and Other                                     (4,014)              (42)                478             (3,578)
                                  ---------------------------------------------------------------------------------
Net Income (Loss)                                  (51,326)            9,014             (82,600)          (124,912)
                                  =================================================================================

Total assets                                       684,730           199,734           1,040,733          1,925,197
Capital expenditures                               251,401            26,395              61,864            339,660

-------------------------------------------------------------------------------------------------------------------
1997
Revenues                                          $218,245          $ 49,641            $     --         $  267,886
                                  =================================================================================

EBITDA                                             (29,954)           11,914             (13,422)           (31,462)
Depreciation and amortization                      (18,302)           (5,814)             (9,159)           (33,275)
Interest Revenue                                       290                21              22,349             22,660
Interest Expense                                    (1,415)              (27)            (33,185)           (34,627)
Taxes and Other                                      1,366            (2,547)             (2,025)            (3,206)
                                  ---------------------------------------------------------------------------------
Net Income (Loss)                                  (48,015)            3,547             (35,442)           (79,910)
                                  =================================================================================

Total assets                                       351,990           172,424             821,238          1,345,652
Capital expenditures                               121,618            34,204             445,315            601,137

-------------------------------------------------------------------------------------------------------------------
1996
Revenues                                          $ 66,171          $ 15,152           $      --         $   81,323
                                  =================================================================================

EBITDA                                             (10,490)            1,141              (7,996)           (17,345)
Depreciation and amortization                       (4,327)           (1,346)             (2,812)            (8,485)
Interest Revenue                                        --                87               5,947              6,034
Interest Expense                                        (1)             (133)               (531)              (665)
Other                                                   --            (2,162)                277             (1,885)
                                  ---------------------------------------------------------------------------------
Net Income (Loss)                                  (14,818)           (2,413)             (5,115)           (22,346)
                                  =================================================================================

Total assets                                       110,302            94,270             248,422            452,994
Capital expenditures                                66,507               528             106,747            173,782

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 15:   EFFECTS OF NEW ACCOUNTING STANDARDS

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than our 1999 fiscal year. The Company plans to modify its method of capitalization of such costs by adopting this statement prospectively on January 1, 1999. The Company is currently evaluating this statement but does not expect it to have a material impact on its financial condition or results of operations.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

  SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

  The Company does not expect the impact of the adoption of SFAS 133 to be material to its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

NOTE 16:  SUBSEQUENT EVENTS

  The Ovation Merger Agreement. On January 6, 1999, the Company entered into an Agreement and Plan of Merger (the "Ovation Merger Agreement") with Ovation Communications, Inc., a Delaware corporation ("Ovation"), and certain stockholders of Ovation pursuant to which Ovation will be merged with and into a newly formed wholly owned subsidiary of the Company (the "Ovation Merger"). As a result of the Ovation Merger, (i) each share of Ovation's preferred stock will be converted into the right to receive cash, and (ii) each share of Ovation's common stock will be converted, at the election of the stockholder, into the right to receive cash or shares of Class A common stock. The amount of cash into which each share of Ovation's preferred stock will be converted and the amount of cash or number of shares of Class A common stock into which each share of Ovation's common stock will be converted will be determined immediately prior to consummation of the Ovation Merger in accordance with formulas specified in the Ovation Merger Agreement. The Company estimates that it will be required to issue approximately 5.1 million shares of Class A common stock and to pay approximately $141 million cash to effect the Ovation Merger. The Company will also assume approximately $95 million in Ovation debt. In addition, under the terms of the Ovation Merger Agreement, each option to purchase Ovation common stock issued under Ovation's stock option plan will become or be replaced by an option to purchase a number of shares of Class A common stock equal to the number of shares of Ovation common stock that could have been purchased (assuming full vesting) under the Ovation stock option multiplied by the exchange ratio used to convert Ovation common stock into Class A common stock.

  Consummation of the Ovation Merger is subject to the satisfaction of certain conditions, including (i) approval of the Ovation Merger Agreement and the Ovation Merger by the stockholders of Ovation,

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 16:   SUBSEQUENT EVENTS--(CONTINUED)

(ii) effectiveness of the registration statement registering the shares of Class A common stock to be issued in the Ovation Merger, (iii) compliance with the applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the related waiting periods thereunder, (iv) receipt of specified regulatory approvals, and (v) certain other customary conditions. Both the Company and Ovation may terminate the Ovation Merger Agreement if the Ovation Merger has not been consummated by May 1, 1999. Certain stockholders of Ovation holding in the aggregate approximately 94% of the voting power attributable to Ovation's common stock and preferred stock have agreed to vote all of their shares in favor of the Ovation Merger at a meeting of the stockholders of Ovation.

  In connection with the execution of the Ovation Merger Agreement, the Company entered into a Revolving Credit Agreement with Ovation pursuant to which the Company agreed to lend Ovation up to $20 million on a senior subordinated unsecured basis. In addition, pursuant to a stockholders' agreement, certain Ovation stockholders agreed through December 31, 2001 to certain restrictions on their ability to transfer the shares of Class A common stock that they will receive in the Ovation Merger.

  Acquisition of Talking Directories, Inc. and Info America Phone Books, Inc.
On February 10, 1999, the Company acquired Talking Directories, Inc., a Michigan corporation ("Talking Directories"), in exchange for 2.6 million shares of its Class A common stock. In a related and concurrent transaction, on February 10, 1999, the Company acquired Info America Phone Books, Inc., a Michigan corporation ("Info America"), in exchange for 1.2 million shares of Class A common stock. The Company also paid outstanding obligations of Talking Directories and Info America of approximately $27 million.

  1999 Senior Note Offering. In February 1999, the Company completed a private offering of $500 million aggregate principal amount of our 8 1/8% Senior Notes due February 15, 2009 (the "1999 Senior Notes"), yielding net proceeds of approximately $487.8 million. The 1999 Senior Notes accrue interest at a rate of 8 1/8% per annum payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 1999.

  Acquisition of Dakota Telecommunications Group, Inc. On March 5, 1999, the Company acquired Dakota Telecommunications Group, Inc. in exchange for 1,375,000 shares of its Class A common stock and the assumption of approximately $31 million in Dakota Telecommunications Group, Inc. debt.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McLeodUSA Incorporated:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of McLeodUSA Incorporated included in this Form 10-K, and have issued our report thereon dated January 27, 1999 (except with respect to matters described in Note 16 to the financial statements, as to which the date is March 5, 1999). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP



Chicago, Illinois
January 27, 1999

                            MCLEODUSA INCORPORATED

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       COLUMN A                           COLUMN B            COLUMN C             COLUMN D      COLUMN E
                                                                              ADDITIONS
                                                                      -------------------------
                                                          BALANCE         CHARGED      CHARGED                   BALANCE
                                                             AT             TO            TO                        AT
                                                         BEGINNING       COST AND       OTHER                     END OF
                     DESCRIPTION                         OF PERIOD       EXPENSES      ACCOUNTS   DEDUCTIONS      PERIOD
                  -----------------                    -------------  ---------------  --------  ------------  ------------
Year Ended December 31, 1996:
 Allowance for uncollectible accounts
  and discounts.......................................   $   219,000   $ 3,680,000(1)  $     --  $         --   $ 3,899,000
 Valuation reserve on deferred tax assets.............     8,418,000     7,793,000           --            --    16,211,000
                                                         -----------   -----------     --------  ------------   -----------
                                                         $ 8,637,000   $11,473,000     $     --  $         --   $20,110,000
                                                         ===========   ===========     ========  ============   ===========

Year Ended December 31, 1997:
 Allowance for doubtful accounts
  and discounts.......................................   $ 3,899,000   $ 8,052,000(2)  $     --  $         --   $11,951,000
 Valuation reserve on deferred tax assets.............    16,211,000    13,321,000           --            --    29,532,000
                                                         -----------   -----------     --------  ------------   -----------
                                                         $20,110,000   $21,373,000     $     --  $         --   $41,483,000
                                                         ===========   ===========     ========  ============   ===========

Year Ended December 31, 1998:
 Allowance for doubtful accounts
  and discounts.......................................   $11,951,000   $19,620,000(3)  $     --   $16,364,000   $15,207,000
 Valuation reserve on deferred tax assets.............    29,532,000    49,024,000           --            --    78,556,000
                                                         -----------   -----------     --------  ------------   -----------
                                                         $41,483,000   $68,644,000     $     --   $16,364,000   $93,763,000
                                                         ===========   ===========     ========  ============   ===========

_____________________________

(1) Includes $2,768,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.

(2) Includes $4,809,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.

(3) Includes $15,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.

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

   2.3 Agreement and Plan of Reorganization dated as of August 15, 1996 among TelecomUSA Publishing Group, Inc. and McLeod, Inc. (Filed as Exhibit 2 to Current Report on Form 8-K, File No. 0-20763, filed with the Commission on August 26, 1996 and incorporated herein by reference).

   2.4 Agreement and Plan of Reorganization dated as of January 27, 1997 among McLeod, Inc., Digital Communications of Iowa, Inc., Clark
               E. McLeod and Mary E. McLeod. (Filed as Exhibit 2 to Current Report on Form 8-K, File No. 0-20763, filed with the Commission on February 24, 1997 and incorporated herein by reference).

   2.5 Asset Purchase Agreement dated as of May 30, 1997 by and among McLeodUSA Incorporated, ESI/McLeodUSA, Inc., and ESI Communications, Inc., ESI Communications/ SW, Inc., ESI Communications/West, Inc., ESI Communications Downtown, Inc., ESI Communications North, Inc., and Michael Reichert, Peter Jones, John Pupkes and Jeff Meehan. (Filed as Exhibit 2.1 to Current Report on Form 8-K, File No. 0-20763 (the "June 1997 Form 8-K"), filed with the Commission on June 26, 1997 and incorporated herein by reference).

   2.6 Agreement and Plan of Reorganization dated as of June 14, 1997 among McLeodUSA Incorporated, Eastside Acquisition Co. and Consolidated Communications Inc. (Filed as Exhibit 2.2 to the June 1997 Form 8-K and incorporated herein by reference).

   2.7 Agreement and Plan of Merger dated as of October 27, 1998 among McLeodUSA Incorporated, West Group Acquisition Co. and Dakota Telecommunications Group, Inc. (Filed as Exhibit 2.7 to the Registration Statement on Form S-4, File No. 333-68891 (the "December 1998 Form S-4"), and incorporated herein by reference).

   2.8 Agreement and Plan of Merger, dated as of January 7, 1999 among McLeodUSA Incorporated, Bravo Acquisition Corporation, Ovation Communications, Inc. and certain stockholders of Ovation Communications, Inc. (Filed as Exhibit 2.1 to current Report on Form 8-K, File No. 0-20763 (the "January 1999 Form 8-K"), filed with the Commission on January 14, 1999 and incorporated herein by reference).

   2.9 Agreement and Plan of Merger, dated as of January 7, 1999, among McLeodUSA Incorporated, McLeodUSA Publishing Company, Pubco Merging Co., Talking Directories, Inc. and the stockholders of Talking Directories, Inc. (Filed as Exhibit 2.2 to the January 1999 Form 8-K and incorporated herein by reference).

   2.10 Agreement and Plan of Merger, dated as of January 7, 1999 among McLeodUSA Incorporated, McLeodUSA Publishing Company, Publication Merge Co., Info America Phone Books, Inc. and certain stockholders of Info America Phone Books, Inc. (Filed as Exhibit
               2.3 to the January 1999 Form 8-K and incorporated herein by reference).

   3.1         Amended and Restated Certificate of Incorporation of McLeod, Inc.
               (Filed as Exhibit 3.1 to Initial Form S-1 and incorporated herein by reference).

 Exhibit
 Number                               Exhibit Description
 ------                               -------------------

   3.2 Amended and Restated Bylaws of McLeod, Inc. (Filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-13885 (the "November 1996 Form S-1"), and incorporated herein by reference).

   3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of McLeod Inc. (Filed as Exhibit 3.3 to Registration Statement on Form S-4, File No. 333-27647 (the "July 1997 Form S-4") and incorporated herein by reference).

   3.4 Certificate of Change of Registered Agent and Registered Office of McLeodUSA Incorporated. (Filed as Exhibit 3.4 to Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 6, 1998 (the "1997 Form 10-K") and incorporated herein by reference).

   4.1 Form of Class A Common Stock Certificate of McLeod, Inc. (Filed as Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).

   4.2 Indenture dated March 4, 1997 between McLeod, Inc. and United States Trust Company of New York, as Trustee, relating to the 10-1/2% Senior Discount Notes Due 2007 of McLeod, Inc. (Filed as
               Exhibit 4.2 to Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 31, 1997 (the "1996 Form 10-K") and incorporated herein by reference).

   4.3 Initial Global 10-1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc., dated March 4, 1997. (Filed as Exhibit 4.3 to the 1996 Form 10-K and incorporated herein by reference).

   4.4 Form of Certificated 10-1/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc. (Filed as Exhibit 4.4 to the 1996 Form 10-K and incorporated herein by reference).

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

   4.8 Form of 10-1/2% Senior Discount Exchange Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.8 to the July 1997 Form S-4 and incorporated herein by reference).

   4.9 Indenture dated as of July 21, 1997 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 9-1/4% Senior Notes Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.9 to the July 1997 Form S-4 and incorporated herein by reference).

   4.10 Form of Initial Global 9-1/4% Senior Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.10 to the July 1997 Form S-4 and incorporated herein by reference).

 Exhibit
 Number                               Exhibit Description
 ------                               -------------------

   4.11 Registration Agreement dated July 21, 1997 among McLeodUSA Incorporated, Salomon Brothers Inc., Morgan Stanley Dean Witter and Bear, Stearns & Co. Inc. (Filed as Exhibit 4.11 to the July 1997 Form S-4 and incorporated herein by reference).

   4.12 Stockholders' Agreement dated June 14, 1997 among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clark E. McLeod, Mary E. McLeod and Richard
               A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc. listed on Schedule 1 of the Stockholders' Agreement. (Filed as Exhibit 4.12 to the July 1997 Form S-4 and incorporated herein by reference).

   4.13 Amendment No. 1 to Stockholders' Agreement dated as of September 19, 1997 by and among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clark E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc. listed in
               Schedule I thereto. (Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on November 14, 1997 and incorporated herein by reference).

   4.14 Form of 9-1/4% Senior Exchange Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.14 to the 1997 Form 10-K and incorporated herein by reference).

   4.15 Indenture dated as of March 16, 1998 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 8-3/8% Senior Notes Due 2008 of McLeodUSA Incorporated (Filed as Exhibit 4.15 to Registration Statement on Form S-4, File No. 333-52793 (the "May 1998 Form S-4") and incorporated herein by reference).

   4.16 Form of Global 8-3/8% Senior Note Due 2008 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.15).

   4.17 Registration Agreement dated March 16, 1998 among McLeodUSA Incorporated, Solomon Brothers Inc., Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and Chase Securities Inc. (Filed as Exhibit 4.17 to the May 1998 Form S-4 and incorporated herein by reference).

   4.18 Stockholders' Agreement dated November 18, 1998 by and among McLeodUSA Incorporated; IES Investments Inc.; Clark E. McLeod; Mary E. McLeod; and Richard A. Lumpkin and each of the former shareholders of Consolidated Communications Inc. ("CCI") and certain permitted transferees of the former CCI shareholders. (Filed as Exhibit 99.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on November 19, 1998 and incorporated herein by reference).

   4.19 Indenture dated as of October 30, 1998 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes Due 2008 of McLeodUSA Incorporated (Filed as Exhibit 4.19 to Registration Statement on Form S-4, File No. 333-69621 (the "December 23, 1998 Form S-4") and incorporated herein by reference).

   4.20 Form of Global 9 1/2% Senior Note Due 2008 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.19).

   4.21 Registration Agreement dated October 30, 1998 among McLeodUSA Incorporated, Salomon Smith Barney Inc., Bear, Stearns & Co. Incorporated and Chase Securities Inc. (Filed as Exhibit 4.20 to December 23, 1998 Form S-4 and incorporated herein by reference).

 Exhibit
 Number                               Exhibit Description
 ------                               -------------------

   4.22 Indenture dated as of February 22, 1999 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 8 1/8% Senior Notes Due 2009 of McLeodUSA Incorporated.

   4.23 Form of Global 8 1/8% Senior Note Due 2009 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.22).

   4.24 Registration Agreement dated February 22, 1999 among McLeodUSA Incorporated, Salomon Smith Barney Inc., Bear, Stearns & Co. Incorporated and Chase Securities Inc.

  10.1 Lease Agreement dated September 5, 1995 between State of Iowa and MWR Telecom, Inc. (Filed as Exhibit 10.21 to Initial Form S-1 and incorporated herein by reference).

  10.2 Lease Agreement dated September 5, 1995 between State of Iowa and McLeod Network Services, Inc. (Filed as Exhibit 10.22 to Initial Form S-1 and incorporated herein by reference).

  10.3 U S WEST Centrex Plus Service Rate Stability Plan dated October 15, 1993 between McLeod Telemanagement, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.26 to Initial Form S- 1 and incorporated herein by reference).

  10.4 U S WEST Centrex Plus Service Rate Stability Plan dated July 17, 1993 between McLeod Telemanagement, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.27 to Initial Form S- 1 and incorporated herein by reference).

  10.5 Ameritech Centrex Service Confirmation of Service Orders dated various dates in 1994, 1995 and 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as Exhibit 10.28 to Initial Form S-1 and incorporated herein by reference).

  10.6 Lease Agreement dated as of December 28, 1993 between 2060 Partnership and McLeod Telemanagement, Inc., as amended by Amendments First to Ninth dated as of July 3, 1994, March 25, 1994, June 22, 1994, August 12, 1994, September 12, 1994,
               September 20, 1994, November 16, 1994, September 20, 1995 and January 6, 1996, respectively. (Filed as Exhibit 10.29 to Initial Form S- 1 and incorporated herein by reference).

  10.7 Lease Agreement dated as of May 24, 1995 between 2060 Partnership and McLeod Telemanagement, Inc. (Filed as Exhibit 10.30 to Initial Form S-1 and incorporated herein by reference).

  10.8 Lease Agreement dated October 31, 1995 between I.R.F.B. Joint Venture and McLeod Telemanagement, Inc. (Filed as Exhibit 10.31 to Initial Form S-1 and incorporated herein by reference).

  10.9 First Amendment to Lease Agreement dated as of November 20, 1995 between I.R.F.B. Joint Venture and McLeod Telemanagement, Inc. (Filed as Exhibit 10.32 to Initial Form S-1 and incorporated herein by reference).

  10.10 Master Right-of-Way Agreement dated July 27, 1994 between McLeod Network Services, Inc. and IES Industries Inc. (Filed as Exhibit
               10.34 to Initial Form S-1 and incorporated herein by reference).

  10.11 Master Right-of-Way and Tower Use Agreement dated February 13, 1996 between IES Industries Inc. and McLeod, Inc. (Filed as
               Exhibit 10.35 to Initial Form S-1 and incorporated herein by reference).

 Exhibit
 Number                               Exhibit Description
 ------                               -------------------

  10.12 Master Pole, Duct and Tower Use Agreement dated February 20, 1996 between MidAmerican Energy Company and McLeod, Inc. (Iowa and South Dakota). (Filed as Exhibit 10.36 to Initial Form S-1 and incorporated herein by reference).

  10.13 Master Pole, Duct and Tower Use Agreement dated February 20, 1996 between MidAmerican Energy Company and McLeod, Inc. (Illinois). (Filed as Exhibit 10.37 to Initial Form S-1 and incorporated herein by reference).

  10.14 Settlement Agreement dated March 18, 1996 between U S WEST Communications, Inc. and McLeod Telemanagement, Inc. (Filed as
               Exhibit 10.38 to Initial Form S-1 and incorporated herein by reference).

  10.15        McLeod Telecommunications, Inc. 1992 Incentive Stock Option Plan.
               (Filed as Exhibit 10.40 to Initial Form S-1 and incorporated herein by reference).

  10.16        McLeod, Inc. 1993 Incentive Stock Option Plan. (Filed as Exhibit
               10.41 to Initial Form S-1 and incorporated herein by reference).

  10.17        McLeod, Inc. 1995 Incentive Stock Option Plan. (Filed as Exhibit
               10.42 to Initial Form S-1 and incorporated herein by reference).

  10.18        McLeod Telecommunications, Inc. Director Stock Option Plan.
               (Filed as Exhibit 10.43 to Initial Form S-1 and incorporated herein by reference).

  10.19 Promissory Note dated July 18, 1995 between Kirk E. Kaalberg and McLeod, Inc. (Filed as Exhibit 10.44 to Initial Form S-1 and incorporated herein by reference).

  10.20        Promissory Note dated March 29, 1996 between Stephen K.
               Brandenburg and McLeod, Inc. (Filed as Exhibit 10.45 to Initial Form S-1 and incorporated herein by reference).

 +10.21 Telecommunications Services Agreement dated March 14, 1994 between WilTel, Inc. and McLeod Telemanagement, Inc., as amended. (Filed as Exhibit 10.47 to Initial Form S-1 and incorporated herein by reference).

  10.22 First Amendment to Agreement Regarding Support Agreement dated May 14, 1996 among McLeod, Inc., IES Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.50 to Initial Form S-1 and incorporated herein by reference).

  10.23 First Amendment to Agreement Regarding Guarantee dated May 14, 1996 among McLeod, Inc., IES Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.51 to Initial Form S-1 and incorporated herein by reference).

  10.24        Amended and Restated Directors Stock Option Plan of McLeod, Inc.
               (Filed as Exhibit 10.52 to Initial Form S-1 and incorporated herein by reference).

  10.25 Forms of Employment, Confidentiality and Non-Competition Agreement between McLeod, Inc. and certain employees of McLeod, Inc. (Filed as Exhibit 10.53 to Initial Form S-1 and incorporated herein by reference).

  10.26 Form of Change-of-Control Agreement between McLeod, Inc. and certain employees of McLeod, Inc. (Filed as Exhibit 10.54 to Initial Form S-1 and incorporated herein by reference).

  10.27 McLeod, Inc. 1996 Employee Stock Option Plan, as amended. (Filed as Exhibit 10.55 to the November 1996 Form S-1 and incorporated herein by reference).

 Exhibit
 Number                               Exhibit Description
 ------                               -------------------

  10.28        McLeod, Inc. Employee Stock Purchase Plan, as amended. (Filed as
               Exhibit 10.56 to the 1996 Form 10-K and incorporated herein by reference).

  10.29 Form of Indemnity Agreement between McLeod, Inc. and certain officers and directors of McLeod, Inc. (Filed as Exhibit 10.57 to Initial Form S-1 and incorporated herein by reference).

  10.30 McLeod, Inc. Incentive Plan. (Filed as Exhibit 10.63 to the November 1996 Form S-1 and incorporated herein by reference).

  10.31 Amended and Restated Credit Agreement dated as of May 5, 1996 among TelecomUSA Publishing Group, Inc., TelecomUSA Publishing Company and TelecomUSA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.64 to the November 1996 Form S-1 and incorporated herein by reference).

  10.32 First Amendment to Amended and Restated Credit Agreement dated as of January 31, 1996 by and between TelecomUSA Publishing Group, Inc., TelecomUSA Publishing Company and TelecomUSA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.65 to the November 1996 Form S-1 and incorporated herein by reference).

  10.33 Lease Agreement dated as of July 18, 1995 between 2060 Partnership, L.P. and TelecomUSA Publishing Company. (Filed as
               Exhibit 10.68 to the November 1996 Form S-1 and incorporated herein by reference).

  10.34        Lease Agreement dated April 26, 1995 by and between A.M.
               Henderson and TelecomUSA Publishing Company. (Filed as Exhibit
               10.69 to the November 1996 Form S-1 and incorporated herein by reference).

  10.35 License Agreement dated as of April 19, 1994, between Ameritech Information Industry Services and TelecomUSA Publishing Company. (Filed as Exhibit 10.70 to the November 1996 Form S-1 and incorporated herein by reference).

  10.36 License Agreement dated September 13, 1993 between U S WEST Communications, Inc. and TelecomUSA Publishing Company. (Filed as
               Exhibit 10.71 to the November 1996 Form S-1 and incorporated herein by reference).

  10.37 Form of McLeod, Inc. Directors Stock Option Plan Option Agreement. (Filed as Exhibit 10.72 to the November 1996 Form S-1 and incorporated herein by reference).

  10.38 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Incentive Stock Option Agreement. (Filed as Exhibit 10.73 to the November 1996 Form S-1 and incorporated herein by reference).

  10.39 Forms of McLeod, Inc. 1996 Employee Stock Option Plan Non-Incentive Stock Option Agreement. (Filed as Exhibit 10.74 to the November 1996 Form S-1 and incorporated herein by reference).

  10.40 Sale and Purchase Agreement dated January 27, 1997 among McLeodUSA Publishing Company, Fronteer Financial Holdings, Ltd., Classified Directories, Inc., Larry A. Scott, James Greff, Randall L. Gowin and Edwin Dressler and certain directors, officers and shareholders of Fronteer Financial Holdings, Ltd. (Filed as Exhibit 10.90 to the 1996 Form 10-K and incorporated herein by reference).

 Exhibit
 Number                               Exhibit Description
 ------                               -------------------

  10.41 Sale and Purchase Agreement dated February 27, 1997 among McLeodUSA Publishing Company, Indiana Directories, Inc., John Morgan, Hank Meijer, Jack Hendricks, Brad Nelson and Talking Directories, Inc. (Filed as Exhibit 10.91 to the 1996 Form 10-K and incorporated herein by reference).

  10.42 Amendment to Sale and Purchase Agreement dated February 28, 1997 between McLeodUSA Publishing Company and Indiana Directories, Inc. (Filed as Exhibit 10.92 to the 1996 Form 10-K and incorporated herein by reference).

  10.43 Ameritech Centrex Service Confirmation of Service Orders dated August 21, 1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as Exhibit 10.93 to the 1996 Form 10-K and incorporated herein by reference).

 +10.44 Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc. (Filed as Exhibit 10.94 to Annual Report on Form 10-K/A, File No. 0-20763, filed with the Commission on April 8, 1997 and incorporated herein by reference).

  10.45 Letter Agreement dated April 15, 1997 between U S WEST Communications and McLeodUSA Network Services, Inc. (Filed as
               Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on May 14, 1997 and incorporated herein by reference).

  10.46 Network Agreement dated April 7, 1997, between Wisconsin Power and Light Company and McLeodUSA Telecommunications Services, Inc. (Filed as Exhibit 10.96 to the July 1997 Form S-4 and incorporated herein by reference).

  10.47 Agreement dated July 7, 1997 between McLeodUSA Telecommunications Services, Inc. and U S WEST Communications, Inc. (Filed as
               Exhibit 10.97 to the July 1997 Form S-4 and incorporated herein by reference).

  10.48 Agreement dated August 14, 1997 between McLeodUSA Incorporated and Taylor Ball, Inc. (Filed as Exhibit 10.98 to Registration Statement on Form S-4, File No. 333-34227 (the "November 1997 Form S-4") and incorporated herein by reference).

  10.49 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of October 28, 1996 between Ameritech Information Industry Services and Consolidated Communications Telecom Services Inc. (Filed as Exhibit 10.99 to the November 1997 Form S-4 and incorporated herein by reference).

  10.50 Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of July 17, 1997 between Ameritech Information Industry Services and Consolidated Communications Telecom Services Inc. (Filed as Exhibit 10.100 to the November 1997 Form S-4 and incorporated herein by reference).

  10.51 Supply Agreement dated February 26, 1990 and Amendment Number 4 to Supply Agreement dated January 4, 1999 between Alcatel USA Marketing, Inc. and McLeodUSA Incorporated.

  11.1         Statement regarding Computation of Per Share Earnings.

  16.1         Letter regarding Change in Certifying Accountant (Filed as
               Exhibit 16.1 to the 1997 Form 10-K and incorporated herein by reference).

  21.1         Subsidiaries of McLeodUSA Incorporated.

 Exhibit
 Number                               Exhibit Description
 ------                               -------------------

  23.1         Consent of Arthur Andersen LLP.

  27.1         Financial Data Schedule.

______________________

+ Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.