Form 10-K/A
period 1998-12-31
MCLEODUSA INC
filed 1999-04-22
CIK 919943

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

                                      OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from ______ to ______

                       Commission File Number:  0-20763

                            McLEODUSA INCORPORATED
             ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                            42-1407240
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   McLeodUSA Technology Park
6400 C Street SW, P.O. Box 3177
       Cedar Rapids, IA                                           52406-3177
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (319) 364-0000

          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                Class A common stock, par value $.01 per share
                ----------------------------------------------
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

  The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

  Class A common stock, par value $.01 per share, outstanding as of March 22, 1999: 68,630,796


                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

                                      None
-----------
*/  Solely for the purposes of this calculation, all directors and executive
-
officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----

EXPLANATORY NOTE                                                             3

PART III  Item 12. Security Ownership of Certain Beneficial Owners           4
                   and Management -- Principal Holders of Voting Securities.

                               EXPLANATORY NOTE

     The section captioned "Principal Holders of Voting Securities" of Item 12 to Part III of the Form 10-K of McLeodUSA Incorporated, filed with the SEC on March 24, 1999, is hereby amended and restated in its entirety by the information set forth herein on this Form 10-K/A.

Part III
--------

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The section captioned "Principal Holders of Voting Securities" of Item 12 is hereby amended and restated as follows:

Principal Holders of Voting Securities

     The following table sets forth information as of March 31, 1999 with respect to the ownership of shares of our Class A common stock by each person believed by management to be the beneficial owner of more than five percent of our outstanding Class A common stock. The information is based on the most recent Schedule 13D or 13G filed with the SEC on behalf of such persons or other information made available to us. Except as otherwise indicated, the reporting persons have stated that they possess sole voting and sole dispositive power over the entire number of shares reported.

                                                                                  Beneficial Ownership
                                                                      ---------------------------------------------
     Name of Beneficial Owner                                            Number of Shares            Percent
     ------------------------                                         -----------------------  --------------------
     Interstate Energy Corporation(1)...............................               10,323,288                 13.6%
     Clark E. McLeod(2).............................................                9,570,285                 12.8
     Putnam Investments, Inc (3)....................................                7,646,357                 10.3
     MHC Investment Company(4)......................................                6,741,116                  9.0
     Fidelity Management & Research Company(5)......................                5,106,800                  6.8
     Richard A. Lumpkin(2)..........................................                5,067,778                  6.8
     Mary E. McLeod(6)..............................................                4,746,471                  6.4
     Media/Communications Partners III
     Limited Partnership(7).........................................                3,728,608                  5.1

__________________
(1) Includes 1,300,688 shares of Class A common stock that Alliant Energy Investments, Inc., a wholly owned indirect subsidiary of Interstate Energy Corporation, has the right to acquire upon exercise of options and 8,977,600 shares of Class A common stock of which Alliant Energy Investments, Inc. is the holder of record. Interstate Power Company, a wholly owned subsidiary of Interstate Energy Corporation, is the holder of record of 45,000 shares of Class A common stock. The address of Interstate Energy Corporation is 222 West Washington Avenue, P.O. Box 192, Madison, WI 53701.
(2) See "Stock Owned by Management."
(3) The address of Putnam Investments, Inc. is One Post Office Square, Boston, MA 02109. The amount of the beneficial ownership was disclosed on a
    Schedule 13G filed by Putnam Investments, Inc. on April 9, 1999.
(4) MHC Investment Company is a wholly owned indirect subsidiary of MidAmerican Energy Holdings Company. The address of MHC is c/o MidAmerican Energy Holdings Company, 666 Grand Ave., Des Moines, IA 50309. Includes 42,188 shares of Class A common stock held of record by each of Ronald W. Stepien and Russell E. Christiansen, an officer and a retired officer, respectively, of each of MidAmerican Energy Company and former directors of McLeodUSA. Includes 18,750 shares of Class A common stock that Mr. Stepien and 18,750 shares of Class A common stock that Mr. Christiansen have the right to purchase within 60 days from March 31, 1999 upon exercise of options. MHC Investment Company has the power to direct the disposition of such shares.
(5) Fidelity Management & Research Company is a wholly owned subsidiary of FMR Corp. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109. The amount of the beneficial ownership was disclosed on a Schedule 13G filed by FMR Corp. with the SEC on February 12, 1999.
(6) Includes 125,000 shares of Class A common stock held by the Mary E. McLeod Unitary Trust and 125,000 shares of Class A common stock held by the Clark
    E. McLeod Unitary Trust for which Mrs. McLeod is a trustee and over which Mrs. McLeod has shared voting and investment power. Mrs.

    McLeod's address is c/o McLeodUSA Incorporated, McLeodUSA Technology Park, 6400 C Street SW, P.O. Box 3177, Cedar Rapids, IA 52406-3177.
(7) The address of Media/Communications Partners III Limited Partnership is 75 State Street, Suite 2500, Boston, MA 02109.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MCLEODUSA INCORPORATED


                                        By  /s/ J. Lyle Patrick
                                            -------------------
                                                J. Lyle Patrick
                                        Group Vice-President, Chief Financial
                                        Officer and Treasurer

                                        Date:  April 22, 1999