Form 10-Q
period 1999-03-31
MCLEODUSA INC
filed 1999-05-17
CIK 919943

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 1999

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

  The number of shares outstanding of each class of the issuer's common stock as of May 10, 1999:

     Common Stock Class A:  ($.01 par value)..........      74,801,022 shares

     Common Stock Class B:  ($.01 par value)..........              None

------------------------------------------------------------------------------

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I.  Financial Information
------   ---------------------

Item 1.   Financial Statements...................................................................   3

          Consolidated Balance Sheets, March 31, 1999 (unaudited) and December 31, 1998..........   3

          Unaudited Consolidated Statements of Operations and Comprehensive Income
             for the three months ended March 31, 1999 and 1998..................................   4

          Unaudited Consolidated Statements of Cash Flows for the three months ended
             March 31, 1999 and 1998.............................................................   5

          Notes to Consolidated Financial Statements (unaudited).................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   9

PART II.  Other Information
--------  -----------------

Item 1.   Legal Proceedings......................................................................  15

Item 6.   Exhibits and Reports on Form 8-K.......................................................  17

Signatures.......................................................................................  18

                                     PART I
                             FINANCIAL INFORMATION
Item 1. Financial Statements
                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)

                                                                                           March 31,      December 31,
                                                                                              1999            1998
                                                                                          ------------    -------------
                                                                                           (Unaudited)
                                         ASSETS
Current Assets
 Cash and cash equivalents..............................................................   $  415,343       $  455,067
 Investment in available-for-sale securities............................................      278,676          136,585
 Trade receivables, net.................................................................      168,539          116,369
 Inventory..............................................................................       19,670           12,824
 Deferred expenses......................................................................       35,294           26,693
 Prepaid expenses and other.............................................................       56,696           45,654
                                                                                           ----------       ----------
  TOTAL CURRENT ASSETS..................................................................      974,218          793,192
                                                                                           ----------       ----------
Property and Equipment
 Land and building......................................................................       92,381           60,325
 Telecommunications networks............................................................      399,746          307,310
 Furniture, fixtures and equipment......................................................      166,091          138,349
 Networks in progress...................................................................      244,934          185,505
 Building in progress...................................................................       17,029           12,567
                                                                                           ----------       ----------
                                                                                              920,181          704,056
 Less accumulated depreciation..........................................................       91,590           74,310
                                                                                           ----------       ----------
                                                                                              828,591          629,746
                                                                                           ----------       ----------
Investments, Intangible and Other Assets
 Other investments......................................................................       38,937           35,870
 Goodwill, net..........................................................................      720,663          289,639
 Other intangibles, net.................................................................      197,417          112,379
 Other..................................................................................       76,554           64,371
                                                                                           ----------       ----------
                                                                                            1,033,571          502,259
                                                                                           ----------       ----------
                                                                                           $2,836,380       $1,925,197
                                                                                           ==========       ==========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt...................................................   $   10,276       $    8,236
 Contracts and notes payable............................................................          313            4,508
 Accounts payable.......................................................................       95,293           62,000
 Accrued payroll and payroll related expenses...........................................       13,904           13,579
 Other accrued liabilities..............................................................       77,634           63,849
 Deferred revenue, current portion......................................................       13,185           10,995
 Customer deposits......................................................................       23,422           16,789
                                                                                           ----------       ----------
  TOTAL CURRENT LIABILITIES.............................................................      234,027          179,956
                                                                                           ----------       ----------
Long-term Debt, less current maturities.................................................    1,776,475        1,245,170
                                                                                           ----------       ----------
Deferred Revenue, less current portion..................................................       16,464           16,798
                                                                                           ----------       ----------
Other long-term liabilities.............................................................       23,999           20,467
                                                                                           ----------       ----------
Stockholders' Equity
 Capital Stock:
  Common, Class A, $.01 par value; authorized 250,000,000 shares;
   issued and outstanding 1999 74,440,894 shares; 1998 63,679,175
   shares...............................................................................          744              637
  Common, Class B, convertible, $.01 par value; authorized 22,000,000
   shares; issued and outstanding 1999 and 1998 none....................................          ---              ---
 Additional paid-in capital.............................................................    1,078,307          716,475
 Accumulated deficit....................................................................     (300,123)        (252,647)
 Accumulated other comprehensive income.................................................        6,487           (1,659)
                                                                                           ----------       ----------
                                                                                              785,415          462,806
                                                                                           ----------       ----------
                                                                                           $2,836,380       $1,925,197
                                                                                           ==========       ==========

             The accompanying notes are an integral part of these
                       consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
Revenues:
 Telecommunications:
  Local and long distance...................................................................  $ 79,261   $ 61,658
  Local exchange services...................................................................    17,632     15,943
  Private line and data.....................................................................    16,922      9,385
  Network maintenance and equipment.........................................................     8,120      7,481
  Other telecommunications..................................................................     5,814      6,884
                                                                                              --------   --------
   Total telecommunications revenue.........................................................   127,749    101,351
 Directory..................................................................................    49,634     27,964
 Telemarketing..............................................................................     3,726      5,016
                                                                                              --------   --------
  TOTAL REVENUES............................................................................   181,109    134,331
Operating expenses:
 Cost of service............................................................................    92,459     75,045
 Selling, general and administrative........................................................    79,811     58,768
 Depreciation and amortization..............................................................    35,110     19,431
 Other......................................................................................       ---      1,900
                                                                                              --------   --------
  TOTAL OPERATING EXPENSES..................................................................   207,380    155,144
                                                                                              --------   --------
  OPERATING LOSS............................................................................   (26,271)   (20,813)
Nonoperating income (expense):
 Interest income............................................................................     8,260      4,613
 Interest (expense).........................................................................   (29,464)   (14,754)
 Other income...............................................................................        (1)       687
                                                                                              --------   --------
  TOTAL NONOPERATING INCOME (EXPENSE).......................................................   (21,205)    (9,454)
                                                                                              --------   --------
  LOSS BEFORE INCOME TAXES..................................................................   (47,476)   (30,267)
Income taxes................................................................................       ---        ---
                                                                                              --------   --------
  NET LOSS..................................................................................  $(47,476)  $(30,267)
                                                                                              ========   ========
Loss per common share.......................................................................  $  (0.72)  $  (0.49)
                                                                                              ========   ========
Weighted average common shares outstanding..................................................    66,121     62,227
                                                                                              ========   ========

Other comprehensive income, net of tax:
 Unrealized gains on securities:
  Unrealized holding gains arising during the period........................................     8,222      6,887
  Less:  reclassification adjustment for gains included in net income.......................       (76)      (812)
                                                                                              --------   --------
  TOTAL OTHER COMPREHENSIVE INCOME..........................................................     8,146      6,075
                                                                                              --------   --------
  COMPREHENSIVE LOSS........................................................................  $(39,330)  $(24,192)
                                                                                              ========   ========

             The accompanying notes are an integral part of these
                       consolidated financial statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                          ---------------------------------------
                                                                                                1999                   1998
                                                                                          ----------------       ----------------
Cash Flows from Operating Activities
 Net Loss...............................................................................        $ (47,476)             $ (30,267)
 Adjustments to reconcile net loss to net cash (used in) operating activities:
  Depreciation..........................................................................           17,985                 10,822
  Amortization..........................................................................           17,125                  8,609
  Accretion of interest on senior discount notes........................................            9,323                  8,418
  Changes in assets and liabilities, net of effects of acquisitions:
  (Increase) in trade receivables.......................................................          (17,031)                (6,243)
  (Increase) in inventory...............................................................           (4,961)                  (276)
  (Increase) in deferred expenses.......................................................              (21)                (1,189)
  Decrease (increase) in prepaid expenses and other.....................................            5,560                 (3,167)
  (Increase) in deferred line installation costs........................................           (2,546)                (3,439)
  Increase (decrease) in accounts payable and accrued expenses..........................          (29,452)                 3,321
  Increase (decrease) in deferred revenue...............................................              653                   (121)
  Increase in customer deposits.........................................................            2,600                  1,089
                                                                                                ---------              ---------
   NET CASH (USED IN) OPERATING ACTIVITIES..............................................          (48,241)              (12,443)
                                                                                                ---------              ---------
Cash Flows from Investing Activities
 Purchases of property and equipment....................................................          (84,945)               (41,458)
 Available-for-sale securities:
  Purchases.............................................................................         (262,021)              (390,483)
  Sales.................................................................................           72,793                142,936
  Maturities............................................................................           55,283                  6,976
 Acquisitions...........................................................................         (128,101)                (5,726)
 Other..................................................................................           (2,445)                (1,223)
                                                                                                ---------              ---------
   NET CASH (USED IN) INVESTING ACTIVITIES                                                       (349,436)              (288,978)
                                                                                                ---------              ---------
Cash Flows from Financing Activities
 Payments on contracts and notes payable................................................          (12,760)                (2,563)
 Net proceeds from long-term debt.......................................................          487,740                292,517
 Payments on long-term debt.............................................................         (118,500)                (2,289)
 Net proceeds from issuance of common stock.............................................            1,473                  1,080
                                                                                                ---------              ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES............................................          357,953                288,745
                                                                                                ---------              ---------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................          (39,724)               (12,676)
Cash and cash equivalents:
 Beginning..............................................................................          455,067                331,941
                                                                                                ---------              ---------
 Ending.................................................................................        $ 415,343              $ 319,265
                                                                                                =========              =========
Supplemental Disclosure of Cash Flow Information:
 Cash payment for interest, net of interest capitalized 1999 $4,247,000;
  1998 $1,690,000.......................................................................          $19,395                $  362
                                                                                                  =======                ======
Supplemental Schedule of Noncash Investing and Financing Activities
 Capital leases incurred for the acquisition of property and equipment..................          $ 2,017                $1,728
                                                                                                  =======                ======

             The accompanying notes are an integral part of these
                       consolidated financial statements

                     McLEODUSA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Information as of and for the Three Months Ended
                      March 31, 1999 and 1998 is Unaudited)

Note 1: Basis of Presentation

        Interim Financial Information (unaudited): The financial statements and notes related thereto as of March 31, 1999, and for the three month periods ended March 31, 1999 and 1998, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, it recommends that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 24, 1999.

Note 2: Supplemental Asset Data

        Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

        Trade Receivables: The composition of trade receivables, net is as follows:

                                                                    March 31,                 December 31,
                                                                      1999                        1998
                                                                 -------------                ------------
                                                                              (In thousands)
Trade Receivables:
   Billed..................................................        $   138,280                   $110,587
   Unbilled................................................             57,793                     21,350
                                                                   -----------                  ---------
                                                                       196,073                    131,937
Allowance for doubtful accounts and discounts..............            (27,534)                   (15,568)
                                                                   -----------                  ---------
                                                                   $   168,539                  $ 116,369
                                                                   ===========                  =========

        Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

        Goodwill: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $21,611,000 and $16,356,000, at March 31, 1999 and December 31, 1998, respectively.

        Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $32,498,000 and $25,066,000 at March 31, 1999 and December 31, 1998, respectively.

Note 3: Long-Term Debt

        On February 22, 1999, the Company completed a private offering of $500 million aggregate principal amount of 8 1/8% Senior Notes due February 15, 2009 (the "Senior Notes"). The Company received net proceeds of approximately $487.8 million from the Senior Notes offering. Interest on the Senior Notes will be payable in cash semi-annually in arrears on August 15 and February 15 of each year at a rate of 8 1/8% per annum, commencing August 15, 1999. The Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of March 31, 1999, the Company had no outstanding subordinated indebtedness and had $1.2 billion outstanding indebtedness that would rank pari passu with the Senior Notes. As of March 31, 1999, the Senior Notes had not been registered under the Securities Act of 1933 and therefore cannot be offered for resale, resold or otherwise transferred unless so registered or unless an applicable exemption from the registration requirements of the Securities Act is available. The Company has agreed to file a registration statement with the Commission for the registration of $500 million aggregate principal amount of 8 1/8% Senior Notes due February 15, 2009 in exchange for the Senior Notes. On April 23, 1999 such Registration Statement was filed. The indenture related to the Senior Notes contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or make distributions of the Company's or its subsidiaries' stock, make other restricted payments, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, or consolidate, merge or sell all or substantially all of its assets.

Note 4: Acquisitions

        F.D.S.D. Rapid City Directories, Inc. (F.D.S.D): On March 17, 1998, McLeodUSA Media Group acquired a telephone directory published by F.D.S.D. for a cash purchase price of approximately $2.2 million.

        Bi-Rite Directories, Inc. (Bi-Rite): On March 20, 1998, McLeodUSA Media Group acquired a telephone directory published by Bi-Rite for a cash purchase price of approximately $3.7 million.

        Frontier Directory Co. of Nebraska, Inc.(Frontier): On January 14, 1999, McLeodUSA Media Group acquired a telephone directory published by Frontier for a cash purchase price of approximately $6.8 million.

        Talking Directories, Inc. (Talking Directories) and Info America Phone Books, Inc. (Info America): On February 10, 1999, the Company acquired Talking Directories in exchange for 2.6 million shares of its Class A common stock. In a related and concurrent transaction, on February 10, 1999, the Company acquired Info America in exchange for 1.2 million shares of its Class A common stock. The Company also paid outstanding obligations of Talking Directories and Info America of approximately $27 million.

        Dakota Telecommunications Group, Inc. (DTG): On March 5, 1999, the Company acquired DTG in exchange for approximately one million shares of its Class A common stock and the assumption of approximately $31 million in DTG debt.

        Ovation Communications, Inc. (Ovation): On March 31, 1999, pursuant to the terms and conditions of an Agreement and Plan of Merger dated January 6, 1999 (the "Merger Agreement"), the Company issued approximately 5.6 million shares of its Class A common stock and paid approximately $121.3 million cash to the shareholders of Ovation in exchange for all of the outstanding capital stock of Ovation in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $310.2 million based on the average closing price of the Company's Class A common stock five days before and after the date of the Merger Agreement. The Company also assumed approximately $95 million in Ovation debt.

The following table summarizes the purchase price allocations for the Company's business acquisitions incurred in the three months ended March 31 1999 and 1998 (in thousands):


                 Transaction Year:                                         1999           1998
                 ----------------                                          ----           ----
                 Cash purchase price                                     $128,101        $5,726
                 Promissory notes                                              --           190
                 Stock issued                                             347,108            --
                                                                         --------        ------
                                                                         $475,209        $5,916

                 Working capital acquired, net                           $(22,346)           --
                 Fair value of other assets acquired                      127,044            --
                 Intangibles                                              525,172        $5,916
                 Liabilities assumed                                     (154,661)           --
                                                                         --------        ------
                                                                         $475,209        $5,916
                                                                         ========        ======

        These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

The unaudited consolidated results of operations for the three months ended March 31, 1999 on a pro forma basis as though the above entities had been acquired as of the beginning of the period is as follows (in thousands, except per share data):

                                                                                                         1999
                                                                                                         ----
     Revenue......................................................................................   $  208,889
     Net loss.....................................................................................      (53,627)
     Loss per common share........................................................................        (0.72)

        The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 5: Information by Business Segment

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

        Identifiable assets (excluding intersegment receivables) are the Company's assets that are identified in each business segment. Corporate assets primarily include cash and cash equivalents, investments in available-for-sale securities, administrative headquarters and goodwill recorded primarily as a result of the acquisition of Consolidated Communications, Inc. in 1997 and the acquisition of DTG and Ovation in 1999.

        In the three months ended March 31, 1999 and 1998, no single customer or group under common control represented 10% or more of the Company's sales.

Segment information for the three months ended March 31, 1999 and 1998 was as follows (in thousands):

                                         Telecommunications        Media         Corporate        Total
                                         ------------------        -----         ---------        -----
1999
Revenues                                  $    131,315         $   49,794      $        --    $  181,109
                                          ===============================================================

EBITDA                                           5,843              9,215           (6,219)        8,839
Depreciation and amortization                  (19,540)            (9,574)          (5,996)      (35,110)
Interest Revenue                                   346                  9            7,905         8,260
Interest Expense                                (1,390)               (13)         (28,061)      (29,464)
Taxes and Other                                    276                (48)            (229)           (1)
                                          ---------------------------------------------------------------
Net Income (Loss)                              (14,465)              (411)         (32,600)      (47,476)
                                          ===============================================================

Total assets                                 1,034,612            389,930        1,411,838     2,836,380
Capital expenditures                           210,322            131,075          197,500       538,897
----------------------------------------------------------------------------------------------------------
1998
Revenues                                  $    106,367         $   27,964      $        --    $  134,331
                                          ===============================================================

EBITDA                                             569              2,394           (2,445)          518
Depreciation and amortization                  (11,577)            (2,284)          (5,570)      (19,431)
Interest Revenue                                   156                 16            4,441         4,613
Interest Expense                                (1,254)                --          (13,500)      (14,754)
Taxes and Other                                    719                (20)          (1,912)       (1,213)
                                          ---------------------------------------------------------------
Net Income (Loss)                              (11,387)               106          (18,986)      (30,267)
                                          ===============================================================

Total assets                                   410,915            180,319        1,042,982      1,634,216
Capital expenditures                            35,053              8,986            4,891         48,930
----------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements included in this discussion relating, but not limited to, future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, technological changes and development of a PCS system, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in the Company's business, changes in the competitive climate in which the Company operates and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 24, 1999 and which section is incorporated herein by reference.

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

         .    special access, private line and data services

         . communications network maintenance services and telephone equipment sales, leasing, service and installation

         .    telemarketing services

         . other communications services, including video, computer networking, cellular, operator, payphone, mobile radio and paging services

         We began providing traditional local telephone company services and other communications services as a result of our acquisition of Consolidated Communications, Inc. in September 1997, telephone directory advertising as a result of our acquisition of Telecom*USA Publishing in September 1996, and telemarketing services as a result of our acquisition of Ruffalo Cody in July 1996. The table set forth below summarizes our percentage of revenues from these sources:

                                                                    Quarter Ended March 31,
                                                                    ------------------------
                                                                      1999            1998
                                                                    --------        --------
     Local and long distance communications services............       44%             46%
     Telephone directory advertising............................       27              21
     Traditional local telephone company services...............       10              12
     Special access, private line and data services.............        9               7
     Network maintenance and equipment services.................        5               5
     Telemarketing services.....................................        2               4
     Other communications services..............................        3               5
                                                                     ----            ----
                                                                      100%            100%
                                                                      ===             ===

         We began offering local and long distance services to business customers in January 1994. At the end of 1995, we began offering, on a test basis, long distance services to residential customers. In June 1996, we began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of communications services that includes local and long distance service, voice mail, Internet access and travel card services. Since June 1996, we have expanded the states in which we offer service to business customers to include Iowa, Illinois, Indiana, Michigan, Minnesota, Nebraska, Wisconsin, North Dakota, South Dakota, Colorado, Missouri and Wyoming. We also expanded our residential service to additional cities in Iowa and Illinois and began offering the service to customers in North Dakota, South Dakota, Wisconsin, Wyoming, Colorado, Missouri and Michigan. We plan to continue our efforts to market and provide local, long distance and other communications services to business customers and market our service to residential customers.

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

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

         Total revenue increased from $134.3 million for the three months ended March 31, 1998 to $181.1 million for the three months ended March 31, 1999, representing an increase of $46.8 million or 35%. Revenue from the sale of local and long distance telecommunications services accounted for $17.6 million of the increase. Local exchange services generated $1.7 of additional revenues over 1998. Private line and data revenues accounted for $7.5 million of increased revenues over 1998. Network maintenance and equipment revenue increased $0.6 million over 1998. Other telecommunications revenue decreased $1.0 million when compared to the same period in 1998. Directory revenues increased $21.7 million from the first quarter of 1998 to the first quarter of 1999 due to revenues from new directories acquired in the last three-quarters of 1998 and the first quarter of 1999. Telemarketing revenues decreased $1.3 million in the first quarter of 1999 when compared to the first quarter of 1998.

         Cost of service increased from $75.0 million for the three months ended March 31, 1998, to $92.5 million for the three months ended March 31, 1999, representing an increase of $17.5 million or 23%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications services. Cost of service as a percentage of revenue decreased from 56% for the three months ended March 31, 1998 to 51% for the three months ended March 31, 1999, primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the regional Bell operating companies and reduced long distance costs resulting from migration of over 60% of customer long distance traffic to our fiber optic communications network.

         SG&A increased from $58.8 million for the three months ended March 31, 1998 to $79.8 million for the three months ended March 31, 1999, an increase of $21.0 million or 36%. The acquisitions of Talking Directories Inc. and Info America Phone Books, Inc. (collectively, "Talking Directories") and Dakota Telecommunications Group, Inc. contributed an aggregate of $7.9 million to the increase. Also contributing to this increase were increased costs of $13.1 million related primarily to expansion of selling, customer support and administration activities to support the Company's growth.

         Depreciation and amortization expenses increased from $19.4 million for the three months ended March 31, 1998 to $35.1 million for the three months ended March 31, 1999, representing an increase of $15.7 million or 81%. This increase consisted of $6.9 million related to the acquisitions of Talking Directories and DTG and $8.8 million due primarily to the growth of the Company's network.

         Interest income increased from $4.6 million for the three-month period ended March 31, 1998, to $8.3 million for the same period in 1999. This increase resulted from increased earnings on investments made with the remaining proceeds from the Company's debt offerings in March and October 1998 and the proceeds from the Company's private offering of $500 million aggregate principal amount of 8 1/8% Senior Notes due February 15, 2009 (the "8 1/8% Senior Notes") in February 1999.

         Gross interest expense increased from $14.8 million for the first quarter of 1998 to $29.5 million for the first quarter of 1999. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $0.9 million and an increase of interest of $16.3 million primarily as the result of the issuance of our 83/8% senior notes, 9 1/2% senior notes and 81/8% senior notes. Interest expense of approximately $4.2 and $1.7 million was capitalized as part of the Company's construction of fiber optic network during the first quarter of 1999 and 1998, respectively.

         Net loss increased from $30.3 million for the three months ended March 31, 1998 to $47.5 million for the three months ended March 31, 1999, an increase of $17.2 million. This increase resulted primarily from the following three factors: the construction and expansion of the Company's network which require significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangible related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

Liquidity and Capital Resources

         Our total assets increased from $1.9 billion at December 31, 1998 to $2.8 billion at March 31, 1999, primarily due to the net proceeds of approximately $487.8 million from our private offering of the 8 1/8% senior notes in February 1999 and to the net assets of approximately $475.2 million acquired from Talking Directories, DTG and Ovation Communications, Inc. ("Ovation"). At March 31, 1999, the Company's current assets of $974.2 million exceeded its current liabilities of $234.0 million, providing working capital of $740.2 million, which represents an increase of $127.0 million compared to December 31, 1998 primarily attributable to the net proceeds from the Senior Notes. At December 31, 1998, the Company's current assets of $793.2 million exceeded current liabilities of $180.0 million, providing working capital of $613.2 million.

         The net cash used in operating activities totaled $48.2 million for the three months ended March 31, 1999 and $12.4 million for the three months ended March 31, 1998. During the three months ended March 31, 1999, cash used in operating activities was used primarily to fund the Company's net loss of $47.5 million for such period. As a result of the expansion of our local and long distance communications services, we also required cash to fund:

         .     growth in trade receivables of $17.0 million
         .     growth in inventory of $5.0 million
         .     deferred line installation costs of $2.5 million
         .     decreases in accounts payable and accrued expenses of $29.5 million

These amounts were partially offset by:

         .     decreases in prepaid and other expenses of $5.6 million
         .     increases in deferred revenue of $0.7 million
         .     increases in customer deposits of $2.6 million
         .     cumulative non-cash expenses of $44.4 million

         Net cash used in investing activities totaled $349.4 million during the three months ended March 31, 1999 and $289.0 million during the three months ended March 31, 1998. The expansion of our local and long distance communications services, development and construction of our fiber optic communications networks and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $84.9 million and $41.5 million during the three months ended March 31, 1999 and 1998, respectively. We also used cash of $262.0 million to acquire available-for-sale securities during the three months ended March 31, 1999, offset by proceeds from sales and maturities of available-for-sale securities of $128.1 million during the period. During the three months ended March 31, 1998, the cash used in investing activities of $390.5 was partially offset by net proceeds of $149.9 million from the sales and maturities of available-for-sale securities.

         During the three months ended March 31, 1999, we used an aggregate of $128.1 million cash to acquire:

         .     directories from Frontier Directory Co. of Nebraska, Inc. in
               January 1999
         .     the assets of Talking Directories in February 1999
         .     the assets of DTG in March 1999
         .     the assets of Ovation in March 1999

         Net cash received from financing activities was $358.0 million during the three months ended March 31, 1999, primarily as a result of our private offering of our 8 1/8% senior notes in February 1999. Net cash received from financing activities during the three months ended March 31, 1998 was $288.7 million and was primarily obtained from our private offering of our 8 3/8% senior notes in March 1998.

         On Februray 22, 1999, we completed a private offering of $500 million aggregate principal amount of our 8 1/8% senior notes in which we received net proceeds of approximately $487.7 million. Interest on the 8 1/8% senior notes accrues at the rate of 8 1/8% per annum and is payable in cash semi-annually in arrears on February 15 and August 15, starting August 15, 1999. The 8 1/8% senior notes are redeemable at our option, in whole or in part, at any time on or after February 15, 2004 at 104.063% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after February 15, 2007. In the event of specified equity investments in McLeodUSA by specified strategic investors on or before February 15, 2002, we may, at our option, use all or a portion of the net proceeds from such sale to redeem up to 33 1/3% of the original principal amount of the 8 1/8% senior notes at a redemption price equal to 108.125% of their principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, provided that at least 66 2/3% of the original principal amount of the 8 1/8% senior notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a "Change of Control" (as defined in the indenture governing the 8 1/8% senior notes) of McLeodUSA, each holder of 8 1/8% senior notes will have the right to require us to repurchase all or any part of such holder's 8 1/8% senior notes at a purchase price equal to 101% of the principal amount of the 8 1/8% senior notes tendered by such holder plus accrued and unpaid interest, if any, to any "Change of Control Payment Date" (as defined in the indenture governing the 8 1/8% senior notes). The 8 1/8% senior notes will mature on February 15, 2009.

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

         As of March 31, 1999 based on our business plan, capital requirements and growth projections as of that date, we estimated that we would require approximately $1.3 billion through 2001. Our estimated aggregate capital requirements include the projected costs of:

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

         .     developing wireless services

         .     funding general corporate expenses

         .     completing recent and pending acquisitions

         . constructing, acquiring, developing or improving telecommunications assets

         The estimated costs and incremental capital needs associated with the acquisitions of Talking Directories, DTG and Ovation are included in our estimated aggregate capital requirements.

         We expect to use the following to address our capital needs:

         . approximately $674.3 million of cash and investments on hand at March 31, 1999

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

         Failure to generate or raise sufficient funds may require us to delay or abandon some of our expansion plans or expenditures, which could have a material adverse effect on our business, results of operations or financial condition. See "Business--Risk Factors--Failure to Raise Necessary Capital Could Restrict Our Ability to Develop Our Network and Services and Engage in Strategic Acquisitions" in the Company's Annual Report on Form 10-K.

Market Risk

         At March 31, 1999, we recorded the marketable equity securities that we hold at a fair value of $38.8 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $4 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

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

         4.    estimating costs for remediation

         5.    estimating completion dates

         6.    testing and verifying systems

         7. remediating any identified problems by correcting or replacing systems or components

         8.    implementing the remediation plan

         9.    developing contingency plans

         10.   training for contingency plans


         We have completed more than 98% of the activities required for the first five of these steps, more than 70% of the activities required for the sixth, seventh and eighth steps and approximately 25% of the activities required for the ninth step. We are in the initial stages of performing the activities required to complete the remaining step and have begun to develop contingency plans to handle our most reasonably likely worst case Year 2000 scenarios. The completion percentages do not include information for pending or recently completed acquisitions. The review and related Year 2000 activities have not caused us to defer or forego, to any material degree, any other critical IT project.

         We estimate that our Year 2000 readiness costs will not exceed $8.2 million. We generally expense these costs as incurred. As of April 30, 1999, we had incurred costs of $3.2 million in connection with our Year 2000 readiness activities.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

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

         We cannot assure you we will succeed in our challenges to these or other actions by U S WEST that would prevent or deter us from using U S WEST's Centrex service or network elements. If U S WEST successfully withdraws or limits our access to Centrex services in any jurisdiction, we may not be able to offer integrated communications services in that jurisdiction, which could have a material adverse effect on our business, results of operations and financial condition. See "Business--Risk Factors--Our Dependence on Regional Bell Operating Companies to Provide Most of Our Communications Services Could Make it Harder for Us to Offer Our Services at a Profit" and "Business--Risk Factors--Actions by U S WEST May Make it More Difficult for Us to Offer Our Communications Services" in the Company's Annual Report on Form 10-K.

Item 2.  Changes in Securities and Use of Proceeds

         On February 10, 1999, the Company acquired Talking Directories in exchange for 2,556,391 million shares of its Class A common stock. In a related and concurrent transaction, on February 10, 1999, the Company acquired Info America in exchange for 1,203,007 shares of its Class A common stock. The Company also paid outstanding obligations of Talking Directories and Info America of approximately $27 million.

         The issuance of securities described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions. All recipients had adequate access to information about us through their relationship with us or through information about us made available to them.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

      Exhibit
      -------
      Number      Exhibit Description
      ------      -------------------
       11.1       Statement regarding computation of loss per common share.

       27.1       Financial Data Schedule.


         (b)      Reports on Form 8-K

         On January 14, 1999, the Company filed a Current Report on Form 8-K announcing the Company entered into an Agreement and Plan of Merger with Ovation Communications, Inc., a Delaware Corporation.

         On February 3, 1999, the Company filed a Current Report on Form 8-K to report results for the fourth quarter and fiscal year 1998.

         On February 11, 1999, the Company filed a Current Report on Form 8-K to announce plans to raise approximately $250 million in a proposed private senior note offering.

         On February 16, 1999, the Company filed a Current Report on Form 8-K to announce an increase in the amount of debt to be raised from $250 million to approximately $500 million.

         On February 26, 1999, the Company filed a Current Report on Form 8-K to report the February 10, 1999, acquisition by merger of Talking Directories, Inc. and Info America Phone Books, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      McLEODUSA INCORPORATED
                                      (registrant)



Date:  May 13, 1999                   By:          /s/ Stephen C. Gray
                                          ____________________________________
                                                     Stephen C. Gray
                                          President and Chief Operating Officer



Date:  May 13, 1999                   By:          /s/ J. Lyle Patrick
                                          ____________________________________
                                                     J. Lyle Patrick
                                                 Chief Financial Officer

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