Form 10-Q
period 1999-06-30
MCLEODUSA INC
filed 1999-08-16
CIK 919943

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended June 30, 1999

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

  The number of shares outstanding of each class of the issuer's common stock as of August 3, 1999:

     Common Stock Class A:  ($.01 par value)...............  150,556,142 shares

     Common Stock Class B:  ($.01 par value).............................  None

 -------------------------------------------------------------------------------

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I.  Financial Information
-------  ---------------------
Item 1.  Financial Statements....................................................................   3
         Consolidated Balance Sheets, June 30, 1999 (unaudited) and December 31, 1998............   3
         Unaudited Consolidated Statements of Operations and Comprehensive Income
          for the three and six months ended June 30, 1999 and 1998..............................   4
         Unaudited Consolidated Statements of Cash Flows for the six months ended
          June 30, 1999 and 1998.................................................................   5
         Notes to Consolidated Financial Statements (unaudited)..................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  12

PART II.  Other Information
--------  -----------------
Item 1.  Legal Proceedings.......................................................................  21
Item 2.  Changes in Securities and Use of Proceeds...............................................  21
Item 4.  Submission of Matters to a Vote of Security Holders.....................................  21
Item 6.  Exhibits and Reports on Form 8-K........................................................  23
Signatures.......................................................................................  24

                                     PART I
                             FINANCIAL INFORMATION
Item 1. Financial Statements
                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (In millions, except shares)

                                                                             June 30,        December 31,
                                                                               1999             1998
                                                                           -------------     -----------
                                                                            (Unaudited)
                                     ASSETS
Current Assets
 Cash and cash equivalents.................................................    $  250.5       $  455.1
 Investment in available-for-sale securities...............................       272.5          136.6
 Trade receivables, net....................................................       175.1          116.4
 Inventory.................................................................        29.1           12.8
 Deferred expenses.........................................................        35.1           26.7
 Prepaid expenses and other................................................        56.1           45.6
                                                                               --------       --------
  TOTAL CURRENT ASSETS.....................................................       818.4          793.2
                                                                               --------       --------
Property and Equipment
 Land and building.........................................................        66.2           60.3
 Telecommunications networks...............................................       490.1          307.3
 Furniture, fixtures and equipment.........................................       197.5          138.3
 Networks in progress......................................................       284.0          185.5
 Building in progress......................................................        19.3           12.6
                                                                               --------       --------
                                                                                1,057.1          704.0
 Less accumulated depreciation.............................................       115.3           74.3
                                                                               --------       --------
                                                                                  941.8          629.7
                                                                               --------       --------

Investments, Intangible and Other Assets
  Other investments........................................................        39.7           35.9
  Goodwill, net............................................................       725.7          289.6
  Other intangibles, net...................................................       238.2          112.4
  Other....................................................................        76.3           64.4
                                                                               --------       --------
                                                                                1,079.9          502.3
                                                                               --------       --------
                                                                               $2,840.1       $1,925.2
                                                                               ========       ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt......................................    $   13.9       $    8.2
 Contracts and notes payable...............................................         0.2            4.5
 Accounts payable..........................................................       110.1           62.0
 Accrued payroll and payroll related expenses..............................        27.7           13.6
 Other accrued liabilities.................................................        76.7           63.8
 Deferred revenue, current portion.........................................        15.0           11.0
 Customer deposits.........................................................        27.9           16.8
                                                                               --------       --------
  TOTAL CURRENT LIABILITIES................................................       271.5          179.9
                                                                               --------       --------
Long-term Debt, less current maturities....................................     1,792.4        1,245.2
                                                                               --------       --------
Deferred Revenue, less current portion.....................................        16.2           16.8
                                                                               --------       --------
Other long-term liabilities................................................        19.2           20.5
                                                                               --------       --------
Stockholders' Equity
 Capital Stock:
  Common, Class A, $.01 par value; authorized 250,000,000 shares;
   issued and outstanding 1999 150,417,738 shares; 1998  127,358,350
   shares..................................................................         1.5            1.3
  Common, Class B, convertible, $.01 par value; authorized 22,000,000
   shares; issued and outstanding 1999 and 1998 none.......................         ---            ---
 Additional paid-in capital................................................     1,086.2          716.5
 Accumulated deficit.......................................................      (362.2)        (253.3)
 Accumulated other comprehensive income (loss).............................        15.3           (1.7)
                                                                               --------       --------
                                                                                  740.8          462.8
                                                                               --------       --------
                                                                               $2,840.1       $1,925.2
                                                                               ========       ========
* Class A common stock and accumulated deficit are presented after giving effect for the two-for-one stock split effected in the form of a stock dividend as described in Note 6.

      The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In millions, except per share data)

                                                                    Three Months Ended    Six Months Ended
                                                                         June 30,             June 30,
                                                                   --------------------  -------------------
                                                                     1999       1998       1999       1998
                                                                   ---------  ---------  ---------  --------
Revenues:
 Telecommunications:
  Local and long distance........................................    $106.4     $ 64.5    $ 187.4    $126.8
  Local exchange services........................................      19.8       16.6       37.4      32.5
  Private line and data..........................................      19.3        9.8       34.4      18.5
  Network maintenance and equipment..............................       8.4        7.6       16.5      15.1
  Other telecommunications.......................................       8.3        6.9       14.2      13.8
                                                                     ------     ------    -------    ------
   Total telecommunications revenue..............................     162.2      105.4      289.9     206.7
 Directory.......................................................      55.7       45.5      105.3      73.5
 Telemarketing...................................................       4.8        4.8        8.6       9.8
                                                                     ------     ------    -------    ------
  TOTAL REVENUES.................................................     222.7      155.7      403.8     290.0
Operating expenses:
 Cost of service.................................................     113.1       83.1      205.5     158.1
 Selling, general and administrative.............................      98.5       67.0      178.4     125.7
 Depreciation and amortization...................................      43.6       21.0       78.7      40.5
 Other...........................................................       ---        1.9        ---       3.8
                                                                     ------     ------    -------    ------
  TOTAL OPERATING EXPENSES.......................................     255.2      173.0      462.6     328.1
                                                                     ------     ------    -------    ------
  OPERATING LOSS.................................................     (32.5)     (17.3)     (58.8)    (38.1)
Nonoperating income (expense):
 Interest income.................................................       6.7        7.8       15.0      12.4
 Interest (expense)..............................................     (36.2)     (20.4)     (65.7)    (35.2)
 Other income....................................................       0.6        0.1        0.6       0.8
                                                                     ------     ------    -------    ------
  TOTAL NONOPERATING INCOME (EXPENSE)............................     (28.9)     (12.5)     (50.1)    (22.0)
                                                                     ------     ------    -------    ------
  LOSS BEFORE INCOME TAXES.......................................     (61.4)     (29.8)    (108.9)    (60.1)
Income taxes.....................................................       ---        ---        ---       ---
                                                                     ------     ------    -------    ------
  NET LOSS.......................................................    $(61.4)    $(29.8)   $(108.9)   $(60.1)
                                                                     ======     ======    =======    ======
Loss per common share............................................    $(0.41)    $(0.24)   $ (0.77)   $(0.48)
                                                                     ======     ======    =======    ======
Weighted average common shares outstanding.......................     149.8      125.3      141.1     124.9
                                                                     ======     ======    =======    ======

Other comprehensive income (loss), net of tax:
 Unrealized gains on securities:
  Unrealized holding gains (losses) arising during the
   period........................................................       9.5       (4.6)      17.7       2.3
  Less:  reclassification adjustment for gains included in
   net income....................................................      (0.6)      (0.2)      (0.7)     (1.0)
                                                                     ------     ------    -------    ------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS)........................       8.9        4.8       17.0       1.3
                                                                     ------     ------    -------    ------
  COMPREHENSIVE LOSS.............................................    $(52.5)    $(34.6)   $ (91.9)   $(58.8)
                                                                     ======     ======    =======    ======

* Loss per common share and weighted average common shares outstanding are presented after giving effect for the two-for-one stock split effected in the form of a dividend as described in Note 6.

      The accompanying notes are an integral part of these consolidated financial statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                          ---------------------------------------
                                                                                                1999                   1998
                                                                                          ----------------       ----------------
Cash flows from operating activities
 Net Loss...............................................................................          $(108.9)               $ (60.1)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation..........................................................................             41.8                   23.6
  Amortization..........................................................................             36.9                   16.9
  Accretion of interest on senior discount notes........................................             19.0                   17.1
  Changes in assets and liabilities, net of effects of acquisitions:
  (Increase) in trade receivables.......................................................            (22.6)                  (8.5)
  (Increase) in inventory...............................................................            (14.4)                  (0.1)
  Decrease in deferred expenses.........................................................              0.2                    2.7
  Decrease (increase) in prepaid expenses and other.....................................              6.2                   (2.2)
  (Decrease) in deferred line installation costs........................................             (6.2)                  (6.9)
  Increase (decrease) in accounts payable and accrued expenses..........................             (3.1)                  18.1
  Increase in deferred revenue..........................................................              2.2                    0.6
  (Decrease) increase in customer deposits..............................................              7.0                   (0.3)
                                                                                                  -------                -------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..................................            (41.9)                   0.9
                                                                                                  -------                -------
Cash Flows from Investing Activities
 Purchases of property and equipment....................................................           (220.7)                (110.7)
 Available-for-sale securities:
  Purchases.............................................................................           (348.6)                (476.7)
  Sales.................................................................................             79.5                  202.1
  Maturities............................................................................            150.3                   29.7
 Acquisitions...........................................................................           (170.3)                  (7.5)
 Other..................................................................................             (8.4)                  (3.8)
                                                                                                  -------                -------
   NET CASH (USED IN) INVESTING ACTIVITIES                                                         (518.2)                (366.7)
                                                                                                  -------                -------
Cash Flows from Financing Activities
 Payments on contracts and notes payable................................................            (12.9)                  (3.2)
 Net proceeds from long-term debt.......................................................            486.4                  291.8
 Payments on long-term debt.............................................................           (121.6)                  (6.0)
 Net proceeds from issuance of common stock.............................................              3.6                    2.0
                                                                                                  -------                -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES............................................            355.5                  284.6
                                                                                                  -------                -------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................           (204.6)                 (81.2)
Cash and cash equivalents:
 Beginning..............................................................................            455.1                  331.9
                                                                                                  -------                -------
 Ending.................................................................................          $ 250.5                $ 250.7
                                                                                                  =======                =======
Supplemental Disclosure of Cash Flow Information:
 Cash payment for interest, net of interest capitalized 1999 $9.6 million;
  1998 $3.5 million.....................................................................          $  40.2                $  9.0
                                                                                                  =======                ======
Supplemental Schedule of Noncash Investing and Financing Activities
 Capital leases incurred for the acquisition of property and equipment..................          $   3.0                $  5.6
                                                                                                  =======                ======


      The accompanying notes are an integral part of these consolidated financial statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the Three and Six Months Ended
                      June 30, 1999 and 1998 is Unaudited)

Note 1: Basis of Presentation

     Interim Financial Information (unaudited): The financial statements and notes related thereto as of June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, it recommends that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 24, 1999.

     Reclassifications: Certain items in the unaudited statement of operations for the three and six month periods ended June 30, 1998 have been reclassified to be consistent with the presentation in the June 30, 1999 unaudited financial statements.

Note 2: Supplemental Asset Data

     Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

     Trade Receivables: The composition of trade receivables, net is as follows:

                                                                           June 30,                         December 31,
                                                                             1999                               1998
                                                                    -----------------------             --------------------
                                                                                         (in millions)
Trade Receivables:
 Billed...........................................................          $153.1                             $110.6
 Unbilled.........................................................            57.7                               21.3
                                                                            ------                             ------
                                                                             210.8                              131.9
Allowance for doubtful accounts and discounts.....................           (35.7)                             (15.5)
                                                                            ------                             ------
                                                                            $175.1                             $116.4
                                                                            ======                             ======

     Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

     Goodwill: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $29.3 million and $16.4 million, at June 30, 1999 and December 31, 1998, respectively.

        Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan City. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $40.4 million and $25.1 million at June 30, 1999 and December 31, 1998, respectively.

Note 3: Long-Term Debt

        On February 22, 1999, the Company completed a private offering of $500 million aggregate principal amount of 8 1/8% Senior Notes due February 15, 2009 (the "Senior Notes"). The Company received net proceeds of approximately $487.8 million from the Senior Notes offering. Interest on the Senior Notes will be payable in cash semi-annually in arrears on August 15 and February 15 of each year at a rate of 8 1/8% per annum, commencing August 15, 1999. The Senior Notes rank pari passu in right of payment with all existing and future Senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. As of June 30, 1999, the Company had no outstanding subordinated indebtedness and had $1.2 billion outstanding indebtedness that would rank pari passu with the Senior Notes. The indenture related to the Senior Notes contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or make distributions of the Company's or its subsidiaries' stock, make other restricted payments, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, or consolidate, merge or sell all or substantially all of its assets.


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

        Smart Pages, Inc. and Yellow Pages Publishers, Inc. (Smart Pages and Yellow Pages): On April 8, 1998, McLeodUSA Media Group acquired a telephone directory published by Smart Pages and Yellow Pages for a cash purchase price of approximately $1.3 million.

        NewCom Technologies, Inc. and NewCom OSP Services, Inc. (NewCom): On April 24, 1998, the Company issued 141,016 shares of Class A common stock, after giving effect for the two-for-one stock split described in Note 6, and paid approximately $1 million cash for all of the outstanding shares of NewCom, in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $4.2 million based on the average closing market price of the Class A Common Stock at the time of the acquisition.

        Communications Cable-Laying Company, Inc. (CCC): On June 29, 1998, the Company issued 302,038 shares of Class A common stock, after giving effect for the two-for-one stock split described in Note 6, to acquire certain assets of CCC. The total purchase price was approximately $6 million based on the average closing market price of the Class A Common Stock at the time of the acquisition and including $78,000 of cash acquisition costs.

        Frontier Directory Co. of Nebraska, Inc.(Frontier): On January 14, 1999, McLeodUSA Media Group acquired a telephone directory published by Frontier for a cash purchase price of approximately $6.8 million

        Talking Directories, Inc. (Talking Directories) and Info America Phone Books, Inc. (Info America): On February 10, 1999, the Company acquired Talking Directories in exchange for 5.2 million shares of its Class A common stock, after giving effect for the two-for-one stock split described in Note 6. In a related and concurrent transaction, on February 10, 1999, the Company acquired Info America in exchange for 2.4 million shares of its Class A common stock. The Company also paid outstanding obligations of Talking Directories and Info America of approximately $27 million.

     Dakota Telecommunications Group, Inc. (DTG): On March 5, 1999, the Company acquired DTG in exchange for approximately two million shares of its Class A common stock, after giving effect for the two-for-one stock split described in
Note 6, and the assumption of approximately $31 million in DTG debt.

     Ovation Communications, Inc. (Ovation): On March 31, 1999, pursuant to the terms and conditions of an Agreement and Plan of Merger dated January 6, 1999 (the "Merger Agreement"), the Company issued approximately 11.2 million shares of its Class A common stock, after giving effect for the two-for-one stock split described in Note 6, and paid approximately $121.3 million cash to the stockholders of Ovation in exchange for all of the outstanding capital stock of Ovation. The total purchase price was approximately $310.2 million based on the average closing price of the Company's Class A common stock five days before and after the date of the Merger Agreement. The Company also assumed approximately $105.6 million in Ovation debt.

     Smart Pages, Inc. and Yellow Pages Publishers, Inc. (Smart Pages and Yellow
Pages):    On April 2, 1999, McLeodUSA Media Group acquired two telephone directories published by Smart Pages and Yellow Pages for a cash purchase price of approximately $0.7 million.

     Ludington Daily News, Inc. d/b/a WMD Phone Guides (WMD): On April 27, 1999, McLeodUSA Media Group purchased three directories published by WMD for a cash purchase price of $3.3 million.

     Fronteer Directory Co.of Minnesota, Inc. (Fronteer): On April 30, 1999, McLeodUSA Media Group paid $19.8 million in cash for all the outstanding shares of Fronteer.

     Noverr Publishing, Inc. (Noverr): On May 29, 1999, McLeodUSA Media Group purchased four directories and certain assets of Noverr for a total purchase price of $22.3 million, which consisted of 79,825 shares of Class A common stock, after giving effect for the two-for-one stock split described in Note 6, $19.4 million in cash and note payable and an option to purchase 100,000 shares of Class A common stock, after effect of two-for-one stock split described in
Note 6. The distribution of the stock, the grant date of the options and the note payable of $4.4 million will occur in January, 2000.

     Millennium Group Telemanagement, LLC (Millennium): On June 8, 1999, the Company purchased certain assets of Millennium and assumed certain liabilities of Millennium for a total purchase price of $7.0 million. The purchase price consisted of $3.5 million in cash and the issuance or commitment to issue 128,530 shares of Class A common stock, after giving effect for the two-for-one stock split described in Note 6.

     The following table summarizes the purchase price allocations for the Company's business acquisitions incurred in the six months ended June 30, 1999 and 1998 (in millions):

Transaction Year:                                                          1999            1998
-----------------                                                    ----------------  -------------
Cash purchase price                                                       $ 170.2          $ 7.4
Acquisition costs                                                             0.1            0.1
Promissory notes                                                              6.7            0.8
Stock issued                                                                349.0            9.2
Option agreements                                                             0.9             --
Note receivable                                                              (1.7)            --
                                                                          -------          -----
                                                                          $ 525.2          $17.5
                                                                          =======          =====

Working capital acquired, net                                             $ (21.3)         $(0.1)
Fair value of other assets acquired                                         127.3            1.9
Intangibles                                                                 575.4           18.1
Liabilities assumed                                                        (156.2)          (2.4)
                                                                          -------          -----
                                                                          $ 525.2          $17.5
                                                                          =======          =====

     These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition. All 1999 purchase price allocations are preliminary and subject to revisions.

     The unaudited consolidated results of operations for the six months ended June 30, 1999 on a pro forma basis as though the above entities had been acquired as of the beginning of the period is as follows (in millions, except per share data):

                                                                                                                    1999
                                                                                                              ----------------
   Revenue..................................................................................................      $ 431.6
   Net loss.................................................................................................       (115.0)
   Loss per common share....................................................................................        (0.77)

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

     In the three months and six months ended June 30, 1999 and 1998, no single customer or group under common control represented 10% or more of the Company's sales.

Segment information for the three and six months ended June 30, 1999 and 1998 was as follows (in thousands):

                                             Telecommunications    Media    Corporate     Total
                                             -------------------  --------  ----------  ---------
Three months ended June 30, 1999
Revenues                                               $  166.9   $  55.8   $      --   $  222.7
                                           =====================================================

EBITDA                                                      8.6       8.2        (5.7)      11.1
Depreciation and amortization                             (25.6)     (7.6)      (10.4)     (43.6)
Interest Revenue                                            0.4        --         6.3        6.7
Interest Expense                                           (1.6)       --       (34.6)     (36.2)
Taxes and Other                                             0.7      (0.1)         --        0.6
                                           -----------------------------------------------------
Net Income (Loss)                                         (17.5)     (0.5)      (44.4)     (61.4)
                                           =====================================================

Six months ended June 30, 1999
Revenues                                               $  298.2   $ 105.6   $      --   $  403.8
                                           =====================================================

EBITDA                                                     14.4      17.4       (11.9)      19.9
Depreciation and amortization                             (45.1)    (17.2)      (16.4)     (78.7)
Interest Revenue                                            0.8        --        14.2       15.0
Interest Expense                                           (3.0)       --       (62.7)     (65.7)
Taxes and Other                                             0.9      (0.1)       (0.2)       0.6
                                           -----------------------------------------------------
Net Income (Loss)                                         (32.0)      0.1       (77.0)    (108.9)
                                           =====================================================

As of June 30, 1999
Total assets                                            1,156.6     434.0     1,249.5    2,840.1
Capital expenditures                                      339.8     195.4       189.5      724.7
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------

                                             Telecommunications    Media    Corporate    Total
                                             ------------------   -------   ---------   --------
Three months ended June 30, 1998
Revenues                                               $  110.2   $  45.5   $      --   $  155.7
                                           =====================================================

EBITDA                                                      1.6       6.7        (2.7)       5.6
Depreciation and amortization                             (12.9)     (2.5)       (5.6)     (21.0)
Interest Revenue                                            0.2        --         7.6        7.8
Interest Expense                                           (1.3)       --       (19.1)     (20.4)
Taxes and Other                                             0.1        --        (1.9)      (1.8)
                                           -----------------------------------------------------
Net Income (Loss)                                         (12.3)      4.2       (21.7)     (29.8)
                                           =====================================================

Six months ended June 30, 1998
Revenues                                               $  216.5   $  73.5   $  --       $  290.0
                                           =====================================================

EBITDA                                                      2.3       9.0        (5.1)       6.2
Depreciation and amortization                             (24.6)     (4.7)      (11.2)     (40.5)
Interest Revenue                                            0.4        --        12.0       12.4
Interest Expense                                           (2.6)       --       (32.6)     (35.2)
Taxes and Other                                             0.8        --        (3.8)      (3.0)
                                           -----------------------------------------------------
Net Income (Loss)                                         (23.7)      4.3       (40.7)     (60.1)
                                           =====================================================

As of June 30, 1998
Total assets                                              471.2     182.7       983.1    1,637.0
Capital expenditures                                       99.5      12.1        24.0      135.6
------------------------------------------------------------------------------------------------

Note 6:  Subsequent Events

     On August 13, 1999, pursuant to the terms and conditions of an Agreement and Plan of Merger dated June 1, 1999 with Access Communications Holding, Inc. (Access), a Utah corporation, and certain of the stockholders of Access, the Company issued 1,939,864 shares of its Class A common stock, after giving effect to the two-for-one stock split described below, and paid $23.3 million in cash to the stockholders of Access in exchange for all the outstanding capital stock of Access. The Company also assumed approximately $48.3 million in Access debt. In a related transaction, on August 13, 1999, pursuant to the terms and conditions of an Agreement and Plan of Merger dated June 1, 1999 with S.J. Investments Holdings, Inc. (SJIH), a Utah corporation, and certain of the stockholders of SJIH, the Company issued 1,939,864 shares of its Class A common stock, after giving effect to the two-for-one stock split described below, and paid

$25 million in cash to the stockholders of Access in exchange for all the outstanding capital stock of SJIH. The Company also assumed approximately $48.3 million in SJIH debt

     On June 30, 1999, the Company announced a two-for-one stock split in the form of a stock dividend on the Company's Class A common stock. The record date for the stock split was July 12, 1999 and the distribution of the additional shares took place on July 26, 1999. All share data in the consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

     McLeodUSA Media Group announced the acquisition of six directories from J-Mar Publishing of Indian River, Michigan, on July 16, 1999.

     On August 11, 1999, the Company issued 1,000,000 shares of 6.75% Series A Cumulative Convertible Preferred Stock. The net proceeds from this issuance totaled $241.5 million.

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

     Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand. All share data in the consolidated financial statements and notes to the financial statements have been adjusted to reflect the July 26, 1999 two-for-one stock split of our Class A common stock.

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

                                                                      Quarter Ended June 30,
                                                                ----------------------------------
                                                                      1999              1998
                                                                ----------------  ----------------
Local and long distance communications services...............          48%               41%
Telephone directory advertising...............................          25                29
Traditional local telephone company services..................           9                11
Special access, private line and data services................           9                 6
Network maintenance and equipment services....................           4                 5
Telemarketing services........................................           2                 3
Other communications services.................................           3                 5
                                                                      ----              ----
                                                                       100%              100%
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

     In January and February 1996, we granted options to purchase an aggregate of 1,930,332 and 1,377,004 shares of our Class A common stock, respectively, at an exercise price of $1.335 per share, to some of our directors, officers and other employees. The estimated fair market value of these options, in the aggregate, at the date of grant was later determined to exceed the aggregate exercise price by approximately $9.2 million. Additionally, in September 1997, we granted options to purchase an aggregate of 2,937,890 shares of our Class A common stock at an exercise price of $12.25 to some employees of CCI. The fair market value of these options, in the aggregate, at the date of grant exceeded the aggregate exercise price by approximately $15.8 million. These amounts are being amortized on a monthly basis over the four-year vesting period of the options.

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

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

     Total revenue increased from $155.7 million for the three months ended June 30, 1998 to $222.7 million for the three months ended June 30, 1999, representing an increase of $67 million or 43%. Revenue from the sale of local and long distance telecommunications services accounted for $41.9 million of the increase. Local exchange services generated $3.2 million in additional revenues over the same period in 1998. Private line and data revenues accounted for $9.5 million of increased revenues over 1998. Network maintenance and equipment revenue increased $0.8 million over 1998. Other telecommunications revenue increased $1.4 million when compared to the same period in 1998. Directory revenues increased $10.2 million from the second quarter of 1998 to the second quarter of 1999 due to revenues from new directories acquired in the last two-quarters of 1998 and the first two-quarters of 1999. Telemarketing revenues in the second quarter of 1999 were consistent with the telemarketing revenues in the second quarter of 1998.

     Cost of service increased from $83.1 million for the three months ended June 30, 1998, to $113.1 million for the three months ended June 30, 1999, representing an increase of $30 million or 36%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications. Cost of service as a percentage of revenue decreased from 53% for the three months ended June 30, 1998 to 51% for the three months ended June 30, 1999, primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the Regional Bell Operating Companies and reduced long distance costs resulting from migration of over 60% of customer long distance traffic to the our fiber optic communications network.

     SG&A increased from $67 million for the three months ended June 30, 1998 to $98.5 million for the three months ended June 30, 1999, an increase of $31.5 million or 47%. The acquisitions of Talking Directories Inc. and Info America Phone Books, Inc. (collectively, "Talking Directories"), Dakota Telecommunications Group, Inc. ("DTG") and Ovation Communications, Inc. ("Ovation") contributed an aggregate of $17.7 million to the increase. Also contributing to this increase were increased costs of $13.8 million related primarily to expansion of selling, customer support and administrative activities to support our growth.

     Depreciation and amortization expenses increased from $21 million for the three months ended June 30, 1998 to $43.6 million for the three months ended June 30, 1999, representing an increase of $22.6 million or 108%. This increase consisted of $12.4 million related to the acquisitions of Talking Directories, DTG and Ovation and $10.2 million due primarily to the growth of the Company's network.

     Interest income decreased from $7.8 million for the three-month period ended June 30, 1998, to $6.7 million for the same period in 1999. This decrease resulted from reduction in annualized yield on investments.

     Gross interest expense increased from $22.2 million for the second quarter of 1998 to $41.6 million for the second quarter of 1999. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $0.9 million and an increase of interest of $17.3 million primarily as the result of the issuance of our 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes. Interest expense of approximately $5.4 and $1.8 million was capitalized as part of the Company's construction of fiber optic network during the second quarter of 1999 and 1998, respectively.

     Net loss increased from $29.8 million for the three months ended June 30, 1998 to $61.4 million for the three months ended June 30, 1999, an increase of $31.6 million. This increase resulted primarily from the following three factors: the expansion of the Company's local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of the Company's networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

     Total revenue increased from $290 million for the six months ended June 30, 1998 to $403.8 million for the six months ended June 30, 1999, representing an increase of $113.8 million or 39%. Revenue from the sale of local and long distance telecommunications services accounted for $60.6 million of this increase. Local exchange services generated $4.9 million additional revenues over the same period in 1998. Private line and data revenues accounted for $15.9 million of increased revenues over 1998. Network maintenance and equipment revenue increased $1.4 million over 1998. Other telecommunications revenue increased $0.4 million when compared to the same period in 1998. Directory revenues increased $31.8 million from the first six months of 1998 to the first six months of 1999 due to revenues from new directories acquired in the last two-quarters of 1998 and the first two-quarters in 1999. Telemarketing revenues decreased $1.2 million for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998.

     Cost of service increased from $158.1 million for the six months ended June 30, 1998, to $205.5 million for the six months ended June 30, 1999, representing an increase of $47.4 million or 30%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications. Cost of service as a percentage of revenue decreased from 55% for the six months ended June 30, 1998 to 51% for the six months ended June 30, 1999, primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the Regional Bell Operating Companies and reduced long distance costs resulting from migration of over 60% of customer long distance traffic to the Company's fiber optic network.

     SG&A increased from $125.7 million for the six months ended June 30, 1998 to $178.4 million for the six months ended June 30, 1999, an increase of $52.7 million or 42%. The acquisitions of Talking Directories, DTG and Ovation contributed an aggregate of $25.1 million to the increase. Also contributing to this increase were increased costs of $27.6 million primarily related to expansion of selling, customer support and administration activities to support the Company's growth.

     Depreciation and amortization expenses increased from $40.5 million for the six months ended June 30, 1998 to $78.7 million for the six months ended June 30, 1999, representing an increase of $38.2 million or 94%. This increase consisted of $19.3 million related to the acquisitions of Talking Directories, DTG and Ovation, and $18.9 million due primarily to the growth of the Company's network.

     Interest income increased from $12.4 million for the six-month period ended June 30, 1998, to $15 million for the same period in 1998. This increase resulted from increased earnings on investments made with the remaining proceeds from our debt offerings in March and October 1998 and the proceeds from our offering of $500 million aggregate principal amount of our 8 1/8% senior notes in February 1999.

     Gross interest expense increased from $38.6 million for the first six months of 1998 to $75.3 million for the first six months of 1999. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $1.8 million and an increase of interest of $34.9 million primarily as the result of the issuance of our 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes. Interest expense of approximately $9.6 and $3.5 million was capitalized as part of the Company's construction of fiber optic network during the second quarter of 1999 and 1998, respectively.

     Net loss increased from $60.1 million for the six months ended June 30, 1998 to $108.9 million for the six months ended June 30, 1999, an increase of $48.8 million. This increase resulted primarily from the following three factors: the expansion of the Company's local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of the Company's networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

Liquidity and Capital Resources

     The Company's total assets increased from $1.9 billion at December 31, 1998 to $2.8 billion at June 30, 1999, primarily due to the net proceeds of approximately $487.8 million from our offering of the 8 1/8% senior notes in February 1999 and to the net assets of approximately $475.2 million acquired from Talking Directories, DTG and Ovation. At June 30, 1999, the Company's current assets of $818.4 million exceeded its current liabilities of $271.5 million, providing working capital of $546.9 million, which represents a decrease of $66.3 million compared to December 31, 1998. At December 31, 1998, the Company's current assets of $793.2 million exceeded current liabilities of $180.0 million, providing working capital of $613.2 million.

     The net cash used in operating activities totaled $41.9 million for the six months ended June 30, 1999 and net cash provided by operating activities totaled $0.9 million for the six months ended June 30, 1998. During the six months ended June 30, 1999, cash used in operating activities was used primarily to fund the Company's net loss of $108.9 million for such period. As a result of the expansion of our local and long distance communications services, we also required cash to fund:

     .    growth in trade receivables of $22.6 million
     .    growth in inventory of $14.4 million
     .    deferred line installation costs of $6.2 million
     .    decreases in accounts payable and accrued expenses of $3.1 million

These amounts were partially offset by:

     .    decreases in prepaid and other expenses of $6.2 million
     .    decreases in deferred expenses of $0.2 million
     .    increases in deferred revenue of $2.2 million
     .    increases in customer deposits of $7.0 million
     .    cumulative non-cash expenses of $97.7 million

During the six months ended June 30, 1998, cash for operating activities was used primarily to fund the Company's net loss of $60.1 million for such period. The Company also required cash to fund the growth in trade receivables and deferred line installation costs of $8.5 million and $6.9 million, respectively. These uses of cash for operating activities during the six months ended June 30, 1998, were offset by a decrease in deferred expenses of $2.7 million, an increase in accounts payable and accrued expenses of $18.1 million and cumulative non-cash expenses of $57.6 million.

     The Company's investing activities used cash of $518.2 million during the six months ended June 30, 1999 and $366.7 million during the six months ended June 30, 1998. The equipment required for the expansion of the Company's local and long distance telecommunications services, the Company's development and construction of its fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $220.7 million and $110.7 million during the six months ended June 30, 1999 and 1998, respectively. The Company also used cash of $348.6 million and $476.7 million to acquire available-for-sale securities during the first six months of 1999 and 1998, respectively, offset by proceeds from sales and maturities of available-for-sale securities of $229.8 million and $231.8 million, respectively, during those periods.

     During the six months ended June 30, 1999, we used an aggregate of $170.3 million cash to acquire:

     .    directories from Frontier Directory Co. of Nebraska, Inc. in
          January 1999
     .    the capital stock of Talking Directories in February 1999
     .    the capital stock of DTG in March 1999
     .    the capital stock of Ovation in March 1999
     .    certain directories from Yellow Pages and Smart Pages in April 1999
     .    the capital stock of Fronteer Directory Co. of Minnesota, Inc., in April 1999
     .    directories from Noverr Publishing Inc., in May 1999
     .    certain directories from Ludington Daily News, Inc., in April 1999
     .    certain assets of Millennium Group Telemanagement, LLC in June 1999

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

     Net cash received from financing activities was $355.5 million during the six months ended June 30, 1999, primarily as a result of our offering of our 8 1/8% senior notes in February 1999. Net cash received from financing activities during the six months ended June 30, 1998 was $284.6 million and was primarily obtained from the Company's private offering of our 8 3/8% senior notes in March 1998.

     On February 22, 1999, we completed an offering of $500 million aggregate principal amount of our 8 1/8% senior notes in which we received net proceeds of approximately $487.8 million. Interest on the 8 1/8% senior notes accrues at the rate of 8 1/8% per annum and is payable in cash semi-annually in arrears on February 15 and August 15, starting August 15, 1999.

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

     As of June 30, 1999 based on our business plan, capital requirements and growth projections as of that date, we estimated that we would require approximately $1.4 billion through 2001. Our estimated aggregate capital requirements include the projected costs of:

     . building our fiber optic communications network, including intra-city fiber optic networks
     .    expanding operations in existing and new markets
     .    developing wireless services
     .    funding general corporate expenses
     .    integrating acquisitions
     . constructing, acquiring, developing or improving telecommunications assets

     The estimated costs and incremental capital needs associated with the acquisitions of Talking Directories, DTG, Ovation, and Millennium are included in our estimated aggregate capital requirements.

     We expect to use the following to address our capital needs:

     .    approximately $523 million of cash and investments on hand at
          June 30, 1999
     .    additional issuances of debt or equity securities
     .    projected operating cash flow

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

Market Risk

     At June 30, 1999, we recorded the marketable equity securities that we hold at a fair value of $47.8 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $5 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

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

     We have completed approximately 100% of the activities required for the first five of these steps, more than 95% of the activities required for the sixth, seventh and eighth steps and approximately 75% of the activities required for the ninth step. We are in the initial stages of performing the activities required to complete the remaining step and are developing contingency plans to handle our most reasonably likely worst case Year 2000 scenarios. The completion percentages do not include information for pending or recently completed acquisitions. The review and related Year 2000 activities have not caused us to defer or forego, to any material degree, any other critical IT project.

     We estimate that our Year 2000 readiness costs will not exceed $7.0 million. We generally expense these costs as incurred. As of July 31, 1999, we had incurred costs of $4.6 million in connection with our Year 2000 readiness activities.

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

     SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

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

Item 2.  Changes in Securities and Use of Proceeds

     During the period from April 1, 1999 through June 30, 1999, the Company has issued and sold the following equity securities:

     (1) On June 8, 1999, we acquired certain assets of Millennium in exchange for 69,406 shares of our Class A common stock.

     (2) On May 29, 1999, we purchased four directories and certain assets of Noverr for a total purchase price of $22.3 million, which consisted of 79,825 shares of Class A common stock, after giving effect for the two-for-one stock split described in Note 6 to the financial statements, $19.4 million in cash and note payable and an option to purchase 100,000 shares of Class A common stock, after giving effect for the two-for-one stock split described in Note 6 to the financial statements. The distribution of the Class A common stock, the grant date of the options and the note payable of $4.4 million will occur in January, 2000.

     The issuances of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions. All recipients had adequate access to information about us through their relationship with us or through information about us made available to them.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on June 2, 1999. All of the proposals presented for stockholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of the directors whose term of office as a director continued after the meeting.

Proposal 1 -- Election of Directors
                                                      Term
                                                    Expires        Votes For   Votes Withheld
                                               ------------------  ----------  --------------
Elected Director
     Stephen C. Gray                                  2002         67,506,121       34,089
     Paul D. Rhines                                   2002         67,506,309       33,901
     Roy A. Wilkens                                   2002         67,506,510       33,700
     Peter H.O. Claudy                                2001         67,506,399       33,811
     Robert J. Currey                                 2000         67,506,449       33,761

Continuing Directors
     Clark E. McLeod                                  2000
     Blake O. Fisher, Jr.                             2000
     Lee Liu                                          2000
     Richard A. Lumpkin                               2001
     Thomas M. Collins                                2001

Proposal 2 --Approve the Second Amended and Restated Directors Stock Option Plan

     Votes For                                               50,974,545
     Votes Against                                           16,537,467
     Votes Withheld                                          28,198
     Broker Non-Votes                                        0

Proposal 3 -- Ratification of the Appointment of the Company's Independent
Public Accountants

     Votes For                                               67,517,546
     Votes Against                                           7,780
     Votes Withheld                                          14,884
     Broker Non-Votes                                        0


Item 6.    Exhibits and Reports on Form 8-K

     (a)                 Exhibits

 Exhibit Number    Exhibit Description
---------------    -------------------

  11.1               Statement regarding computation of loss per common share.
  27.1               Financial Data Schedule.

     (b)    Reports on Form 8-K

     On April 15, 1999, we filed a Current Report on Form 8-K to report the March 31, 1999, acquisition by merger of Ovation Communications, Inc.

     On April 16, 1999, we filed a Current Report on Form 8-K to report our plans to offer high-speed digital access and data services as part of its integrated communications product package using DSL (Digital Subscriber Line) and other technologies. We also announced our plans to file a registration statement in connection with a proposed underwritten secondary offering of up to nine million shares of our Class A common stock by several of its stockholders.

     On May 5, 1999, we filed a Current Report on Form 8-K to report results for the first quarter 1999.

     On June 17, 1999, we filed a Current Report on Form 8-K announcing we entered into an Agreement and Plan of Merger with Access Communications Holdings, Inc., a Utah corporation.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLEODUSA INCORPORATED

                                    (registrant)


Date:  August 16, 1999              By: /s/ Stephen C. Gray
                                        ---------------------------------------
                                        Stephen C. Gray
                                        President and Chief Operating Officer


Date:  August 16, 1999              By: /s/ J. Lyle Patrick
                                        ---------------------------------------
                                        J. Lyle Patrick
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                                     Sequentially
 Exhibit                                                                               Numbered
 Number    Exhibit Description                                                           Page
---------  -------------------                                                      -------------
  11.1     Statement regarding computation of loss per common share.
  27.1     Financial Data Schedule.