Form 10-Q
period 1999-09-30
MCLEODUSA INC
filed 1999-11-15
CIK 919943

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
---
|x|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1999

                                       or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
                                               ---
filing requirements for the past 90 days.  Yes |x|       No
                                               ---

    The number of shares outstanding of each class of the issuer's common stock as of November 2, 1999:

     Common Stock Class A:  ($.01 par value).........  155,298,043 shares

     Common Stock Class B:  ($.01 par value).........        None

--------------------------------------------------------------------------------

                                     INDEX

                                                                             Page
                                                                             ----
PART I.  Financial Information
-------  ---------------------
Item 1.  Financial Statements...............................................   3

         Consolidated Balance Sheets, September 30, 1999 (unaudited)
         and December 31, 1998..............................................   3

         Unaudited Consolidated Statements of Operations and Comprehensive
         Income for the three and nine months ended
         September 30, 1999 and 1998........................................   4

         Unaudited Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1999 and 1998..................................   5

         Notes to Consolidated Financial Statements (unaudited).............   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  11

PART II.  Other Information
--------  -----------------

Item 1.  Legal Proceedings..................................................  20

Item 2.  Changes in Securities and Use of Proceeds..........................  20

Item 6.  Exhibits and Reports on Form 8-K...................................  22

Signatures..................................................................  23

                         PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (In millions, except shares)

                                                  September 30,     December 31,
                                                    1999               1998
                                               ---------------    --------------
                                                 (Unaudited)

                                     ASSETS
Current Assets
 Cash and cash equivalents........................   $    885.2      $    455.1
 Investment in available-for-sale securities......        577.8           136.6
 Trade receivables, net...........................        180.7           116.4
 Inventory........................................         32.0            12.8
 Deferred expenses................................         36.6            26.7
 Prepaid expenses and other.......................         39.2            45.6
                                                     ----------      ----------
  TOTAL CURRENT ASSETS............................      1,751.5           793.2
                                                     ----------      ----------
Property and Equipment
 Land and building................................         81.8            60.3
 Telecommunications networks......................        535.3           307.3
 Furniture, fixtures and equipment................        242.3           138.3
 Networks in progress.............................        374.6           185.5
 Building in progress.............................          3.2            12.6
                                                     ----------      ----------
                                                        1,237.2           704.0
 Less accumulated depreciation....................        142.2            74.3
                                                     ----------      ----------
                                                        1,095.0           629.7
                                                     ----------      ----------
Investments, Intangible and Other Assets
 Other investments................................         34.6            35.9
 Goodwill, net....................................        931.9           289.6
 Other intangibles, net...........................        283.5           112.4
 Other............................................         76.6            64.4
                                                     ----------      ----------
                                                        1,326.6           502.3
                                                     ----------      ----------
                                                     $  4,173.1      $  1,925.2
                                                     ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt.............   $     18.7      $      8.2
 Contracts and notes payable......................          0.2             4.5
 Accounts payable.................................         91.3            62.0
 Accrued payroll and payroll related expenses.....         27.4            13.6
 Other accrued liabilities........................         87.5            63.8
 Deferred revenue, current portion................         20.2            11.0
 Customer deposits................................         26.4            16.8
                                                     ----------      ----------
  TOTAL CURRENT LIABILITIES.......................        271.7           179.9
Long-term Debt, less current maturities...........      1,801.2         1,245.2
Deferred Revenue, less current portion............         15.5            16.8
Other long-term liabilities.......................         19.2            20.5
                                                     ----------      ----------
                                                        2,107.6         1,462.4
                                                     ----------      ----------
Redeemable convertible preferred stock
 Preferred, Series B, redeemable, convertible,
  $.01 par value, authorized, issued and
  outstanding 1999 275,000 shares; 1998 none              687.5             ---

 Preferred, Series C, redeemable, convertible,
  $.01 par value, authorized, issued and
  outstanding 1999 125,000 shares; 1998 none              312.5             ---
                                                     ----------      ----------
                                                        1,000.0             ---
                                                     ----------     -----------
Stockholders' Equity
 Capital Stock:
   Preferred, Series A, $.01 par value:
    authorized, issued  and outstanding 1999
    1,150,000 shares; 1998 none                             ---             ---

  Common, Class A, $.01 par value; authorized
   250,000,000 shares; issued and outstanding
   1999 155,010,573 shares; 1998 127,358,350
   shares.........................................          1.5             1.3
  Common, Class B, convertible, $.01 par value;
   authorized 22,000,000 shares; issued and
   outstandin g 1999 and 1998 none................          ---             ---
 Additional paid-in capital.......................      1,472.6           716.5
 Accumulated deficit..............................       (424.7)         (253.3)
 Accumulated other comprehensive income (loss)....         16.1            (1.7)
                                                     ----------      ----------
                                                        1,065.5           462.8
                                                     ----------      ----------
                                                     $  4,173.1      $  1,925.2
                                                     ==========      ==========

* Class A common stock and accumulated deficit are presented after giving effect for the two-for-one stock split effected in the form of a stock dividend as described in Note 7.

  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES


    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In millions, except per share data)

                                                                    Three Months Ended    Nine Months Ended
                                                                      September 30,         September 30,
                                                                   --------------------  -------------------
                                                                     1999       1998       1999       1998
                                                                   ---------  ---------  ---------  --------
Revenues:
 Telecommunications:
  Local and long distance........................................    $125.9     $ 69.9    $ 313.3    $196.7
  Local exchange services........................................      20.3       16.8       57.7      49.3
  Private line and data..........................................      20.6       10.1       55.0      28.6
  Network maintenance and equipment..............................       9.4        9.0       25.9      24.1
  Other telecommunications.......................................       7.7        7.1       21.9      20.9
                                                                     ------     ------    -------    ------
   Total telecommunications revenue..............................     183.9      112.9      473.8     319.6
 Directory.......................................................      51.9       30.6      157.2     104.1
 Telemarketing...................................................       5.3        5.1       13.9      14.9
                                                                     ------     ------    -------    ------
  TOTAL REVENUES.................................................     241.1      148.6      644.9     438.6
Operating expenses:
 Cost of service.................................................     121.9       81.1      327.4     239.2
 Selling, general and administrative.............................     104.0       63.8      282.4     189.5
 Depreciation and amortization...................................      51.9       23.2      130.6      63.7
 Other...........................................................       ---        1.8        ---       5.6
                                                                     ------     ------    -------    ------
  TOTAL OPERATING EXPENSES.......................................     277.8      169.9      740.4     498.0
                                                                     ------     ------    -------    ------
  OPERATING LOSS.................................................     (36.7)     (21.3)     (95.5)    (59.4)
Nonoperating income (expense):
 Interest income.................................................       8.1        6.7       23.1      19.1
 Interest (expense)..............................................     (36.8)     (19.4)    (102.5)    (54.6)
 Other income....................................................       7.0        1.0        7.6       1.8
                                                                     ------     ------    -------    ------
  TOTAL NONOPERATING INCOME (EXPENSE)............................     (21.7)     (11.7)     (71.8)    (33.7)
                                                                     ------     ------    -------    ------
  LOSS BEFORE INCOME TAXES.......................................     (58.4)     (33.0)    (167.3)    (93.1)

Income Taxes.....................................................       ---        ---        ---       ---
                                                                     ------     ------    -------    ------
  NET LOSS.......................................................    $(58.4)    $(33.0)   $(167.3)   $(93.1)
Preferred stock dividend.........................................      (4.1)       ---       (4.1)      ---
                                                                     ------     ------    -------    ------
  NET LOSS APPLICABLE TO COMMON SHARES...........................    $(62.5)    $(33.0)   $(171.4)   $(93.1)
                                                                     ======     ======    =======    ======
Loss per common share............................................    $(0.41)    $(0.26)   $ (1.18)   $(0.74)
                                                                     ======     ======    =======    ======
Weighted average common shares outstanding.......................     152.7      125.9      145.0     125.2
                                                                     ======     ======    =======    ======

Other comprehensive income (loss), net of tax:

 Unrealized gains on securities:
  Unrealized holding gains (losses) arising during the
   period........................................................       8.8       (0.9)      26.6       1.4
  Less:  reclassification adjustment for gains included in
   net income....................................................      (8.1)      (1.0)      (8.8)     (2.0)
                                                                     ------     ------    -------    ------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS)........................       0.7       (1.9)      17.8      (0.6)
                                                                     ------     ------    -------    ------
  COMPREHENSIVE LOSS.............................................    $(61.8)    $(34.9)   $(153.6)   $(93.7)
                                                                     ======     ======    =======    ======

* Loss per common share and weighted average common shares outstanding are presented after giving effect for the two-for-one stock split effected in the form of a dividend as described in Note 7.



  The accompanying notes are an integral part of these consolidated financial statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                          ----------------------------------------
                                                                                                1999                    1998
                                                                                          -----------------       ----------------
Cash Flows from Operating Activities
 Net Loss...............................................................................      $  (167.3)              $ (93.1)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation..........................................................................           74.3                  38.1
  Amortization..........................................................................           56.3                  25.6
  Accretion of interest on senior discount notes........................................           28.8                  26.0
  Changes in assets and liabilities, net of effects of acquisitions:
  (Increase) in trade receivables.......................................................          (19.1)                (10.1)
  (Increase) in inventory...............................................................          (17.3)                 (0.3)
  (Increase) in deferred expenses.......................................................           (1.4)                  ---
  Decrease (increase) in prepaid expenses and other.....................................           28.7                  (4.7)
  (Decrease) in deferred line installation costs........................................          (19.5)                 (9.0)
  Increase (decrease) in accounts payable and accrued expenses..........................          (35.7)                 10.7
  Increase in deferred revenue..........................................................            6.8                   3.0
  Increase in customer deposits.........................................................            5.5                   2.9
                                                                                              ---------               -------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..................................          (59.9)                (10.9)
                                                                                              ---------               -------
Cash Flows from Investing Activities
 Purchases of property and equipment....................................................         (394.1)               (204.7)
 Available-for-sale securities:
  Purchases.............................................................................         (821.9)               (516.3)
  Sales.................................................................................          135.9                 246.1
  Maturities............................................................................          262.5                 132.9
 Acquisitions...........................................................................         (231.1)                (27.6)
 Other..................................................................................           (1.6)                 (3.6)
                                                                                              ---------               -------
   NET CASH (USED IN) INVESTING ACTIVITIES                                                     (1,050.3)               (373.2)
                                                                                              ---------               -------
Cash Flows from Financing Activities
 Payments on contracts and notes payable................................................          (21.7)                 (3.1)
 Net proceeds from preferred stock - Series B and C......................................         999.9                  ----
 Net proceeds from long-term debt.......................................................          485.6                 291.7
 Payments on long-term debt.............................................................         (211.0)                 (7.8)
 Net proceeds from preferred stock - Series A............................................         278.1                  ----
 Net proceeds from issuance of common stock.............................................            9.4                    2.4
                                                                                              ---------                -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES............................................        1,540.3                  283.2
                                                                                              ---------                -------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................          430.1                 (100.9)
Cash and cash equivalents:
 Beginning..............................................................................          455.1                  331.9
                                                                                              ---------                -------
 Ending.................................................................................      $   855.2                $ 231.0
                                                                                              =========                =======

Supplemental Disclosure of Cash Flow Information:
 Cash payment for interest, net of interest capatalized 1999 $15.6 million;
  1998 $6.5 million.....................................................................      $    77.3              $    29.5
                                                                                              =========              =========
Supplemental Schedule of Noncash Investing and Financing Activities
 Capital leases incurred for the acquisition of property and equipment..................      $     9.4              $     5.9
                                                                                              =========              =========



  The accompanying notes are an integral part of these consolidated financial statements

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the Three and Nine Months Ended
                   September 30, 1999 and 1998 is Unaudited)

NOTE 1:     Basis of Presentation

    Interim Financial Information (unaudited): The financial statements and notes related thereto as of September 30, 1999, and for the three and nine month periods ended September 30, 1999 and 1998, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the company's financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, it recommends that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 24, 1999.

  Reclassifications: Certain items in the unaudited statement of operations for the three and nine month periods ended September 30, 1998 have been reclassified to be consistent with the presentation in the September 30, 1999 unaudited financial statements.

Note 2:     Supplemental Asset Data

  Cash and cash equivalents: for purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

 Trade Receivables: The composition of trade receivables, net is as follows:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1999           1998
                                                   --------------  -------------
                                                           (IN MILLIONS)
Trade Receivables:
 Billed..........................................       $  160.0     $   110.6
 Unbilled........................................           59.5          21.3
                                                        --------     ---------
                                                           219.5         131.9
Allowance for doubtful accounts and discounts....          (38.8)        (15.5)
                                                        --------     ---------
                                                        $  180.7     $   116.4
                                                        ========     =========

    Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

    Goodwill: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $40.0 million and $16.4 million, at September 30, 1999 and December 31, 1998, respectively.

    Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan City. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $48.6 million and $25.1 million at September 30, 1999 and December 31, 1998, respectively.

Note 3:  Long-Term Debt

    On February 22, 1999, the Company completed a private offering of $500 million aggregate principal amount of 81/8% Senior Notes due February 15, 2009 (the "Senior Notes"). The Company received net proceeds of approximately $485.8 million from the Senior Notes offering. Interest on the Senior Notes will be payable in cash semi-annually in arrears on August 15 and February 15 of each year at a rate of 81/8% per annum, commencing August 15, 1999. The Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the company. As of September 30, 1999, the Company had no outstanding subordinated indebtedness and had $1.2 billion in outstanding indebtedness that would rank pari passu with the Senior Notes. The indenture related to the Senior Notes contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or make distributions of the Company's or its subsidiaries' stock, make other restricted payments, enter into sale and leaseback transactions, create liens, enter into transactions with affiliates or related persons, or consolidate, merge or sell all or substantially all of its assets.


Note 4:  Acquisitions

    Talking Directories, Inc. (Talking Directories) and Info America Phone Books, Inc. (Info America): On February 10, 1999, the Company acquired Talking Directories in exchange for 5.2 million shares of its Class A common stock, par value $.01 per share ("Class A common stock") after giving effect to the two-for-one stock split described in Note 7. In a related and concurrent transaction, on February 10, 1999, the Company acquired Info America in exchange for 2.4 million shares of its Class A common stock. The Company also paid outstanding obligations of Talking Directories and Info America of approximately $27 million.

    Dakota Telecommunications Group, Inc. (DTG): On March 5, 1999, the Company acquired DTG in exchange for approximately two million shares of its Class A common stock, after giving effect to the two-for-one stock split described in
Note 7, and the assumption of approximately $31 million in DTG debt.

    Ovation Communications, Inc. (Ovation): On March 31, 1999, the Company acquired Ovation in exchange for approximately 11.2 million shares of its Class A common stock, after giving effect to the two-for-one stock split described in
Note 7, and the payment of approximately $121.3 million in cash to the stockholders of Ovation. The total purchase price was approximately $310.2 million based on the average closing price of the Company's Class A common stock five days before and after the date of the acquisition agreement. The Company also assumed approximately $105.6 million in Ovation debt.

    Access Communications Holding, Inc. (Access) and S.J. Investments Holdings, Inc. (SJIH): On August 14, 1999, the Company acquired Access and SJIH in exchange for approximately 3.87 million shares of its Class A common stock, after giving effect to the two-for-one stock split described in Note 7, and the payment of $48.3 million in cash to the stockholders of Access and SJIH. The Company also assumed approximately $96.2 million in Access and SJIH debt.

     The following table summarizes the purchase price allocations for the Company's business acquisitions incurred in the nine months ended September 30, 1999 and 1998 (in millions):

Transaction Year:                                  1999            1998
-----------------                                ---------       --------
Cash purchase price                              $  231.1         $  27.4
Acquisition costs                                     0.7             0.2
Promissory notes                                      7.7             9.7
Stock issued                                        452.3             9.2
Option agreements                                     0.9              --
Note receivable                                      (1.6)             --
                                                 --------         -------
                                                 $  691.1         $  46.5
                                                 ========         =======

Working capital acquired, net                    $ (116.1)        $  (0.2)
Fair value of other assets acquired                 132.5            13.0
Intangibles                                         831.9            36.0
Liabilities assumed                                (157.2)           (2.3)
                                                 --------         -------
                                                 $  691.1         $  46.5
                                                 ========         =======

    These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition. All 1999 purchase price allocations are preliminary and subject to revisions.

The unaudited consolidated results of operations for the nine months ended September 30, 1999 on a pro forma basis as though the above entities had been acquired as of the beginning of the period is as follows (in millions, except per share data):

                                                                  1999
                                                                --------
   Revenue............................................          $ 727.6
   Net loss applicable to common shares...............           (177.7)
   Loss per common share..............................            (1.16)

    The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 5:  Redeemable Convertible Preferred Stock

    Pursuant to a Stock Purchase Agreement dated August 30, 1999 (the "Stock Purchase Agreement"), the Company issued on September 15, 1999 (the "Issue Date") 275,000 shares of Series B preferred stock, par value $.01 per share ("Series B preferred stock"), and 125,000 shares of Series C preferred stock, par value $.01 per share ("Series C preferred stock," and together with the Series B preferred stock, the "B&C Preferred") through a private offering. Net proceeds from the financing amounted to approximately $1 billion. The B&C Preferred are redeemable on a proportionally equal basis, in whole or in part, by the Company at any time following the seventh anniversary of the Issue Date; or by the holders within 180 days following the tenth anniversary of the Issue Date. The B&C Preferred are convertible on a proportionally equal basis, at the Series B holders option, in whole or in part at any time into Class A common stock. Shares of each series have a liquidation preference of $2,500.00 per share plus accrued and unpaid dividends, if any, and are convertible into shares of the Company's Class A common stock at a rate of (a) the liquidation preference divided by (b) $36.50. Each share of Series B preferred stock is entitled to receive a quarterly dividend of approximately $31.82. Dividends are cumulative and payable quarterly on March 31, June 30, September 30, and December 31. If prior to the fifth anniversary of the Issue Date the Company pays a dividend on its Class A common stock, holders of the B&C Preferred shall be entitled to receive an equivalent dividend calculated on a common stock equivalent basis as if the B&C Preferred had been converted into Class A common stock. Except as required by law, holders of Series B preferred stock are not entitled to voting rights other than the right to vote as a series for the election of two members to the Board of Directors. Such Board representation decreases as the outstanding shares of the Series B preferred stock decreases. Except as required by law, holders of Series C preferred stock are not entitled to voting rights other than the right to vote as a series for the election of one observer to the Board of Directors. Such Board representation also decreases as the outstanding shares of the Series C preferred stock decreases. The B & C Preferred rank on a parity with the Company's 6.75% Series A cumulative convertible preferred stock, par value $.01 per share (the "Series A preferred stock"), with respect to dividend rights and rights on liquidation.


Note 6: Cumulative Convertible Preferred Stock

    The Company issued one million shares of its Series A preferred stock on August 11, 1999 and an additional 150,000 shares on August 23, 1999. Holders of Series A preferred stock are entitled to receive cumulative dividends at an annual rate of 6.75% of the liquidation preference of the Series A preferred stock, which is currently $250.00 per share. This dividend is payable quarterly on each November 15, February 15, May 15 and August 15, commencing on November 15, 1999. The quarterly dividend will be $4.21875 per share, payable at the Company's option in cash or shares of its Class A common stock. Series A preferred stock is convertible at the option of its holder, unless previously redeemed, at any time after the issue date, into shares of its Class A common stock at a conversion rate of 8.60289 shares of Class A common stock for each share of Series A preferred stock (representing a conversion price of $29.06 per share of Class A common stock), subject to adjustment in certain events. In addition, if on or after August 15, 2002, the closing price of its Class A common stock has equaled or exceeded 135% of the conversion price for at least 20 out of 30 consecutive business days, the Company will have the option to convert all of the Series A preferred stock into Class A common stock at the then current conversion rate. The holders of the Series A preferred stock will not be entitled to any voting rights unless payments of dividends on the Series A preferred stock are in arrears and unpaid for an aggregate of six or more quarterly dividend payments.

Note 7:  Common Stock Split

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

Note 8: Information by Business Segment

    The Company operates predominantly in the business of providing local, long distance and related communications services to end users and the sale of advertising space in telephone directories. The two business segments have separate management teams and infrastructures that offer different products and services. The principal elements of these segments are to (1) provide integrated communications services, provide outstanding customer service, expand fiber optic network, expand intra-city fiber network build, and (2) publish and distribute directories to local area subscribers.

    The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization, excluding general corporate expenses ("EBITDA"). The accounting policies of the reportable segments are the same as those described in Note 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Intersegment transfers are accounted for on an arm's length pricing basis.

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

    In the three months and nine months ended September 30, 1999 and 1998, no single customer or group under common control represented 10% or more of the Company's sales.

Segment information for the three and nine months ended September 30, 1999 and 1998 was as follows (in millions):

                                                   Telecommunications    Media    Corporate     Total
                                                   -------------------  --------  ----------  ----------
Three months ended September 30, 1999
Revenues                                            $  189.0            $  52.1    $     --    $  241.1
                                                    =====================================================

EBITDA                                              $   12.2            $   7.6    $   (4.6)   $   15.2
Depreciation and amortization                          (33.9)              (6.3)      (11.7)      (51.9)
Interest Revenue                                         0.5                 --         7.6         8.1
Interest Expense                                        (1.9)              (0.7)      (34.2)      (36.8)
Taxes and Other                                          8.1                 --        (1.1)        7.0
                                                    -----------------------------------------------------
Net Income (Loss)                                   $  (15.0)           $   0.6    $  (44.0)   $  (58.4)
                                                    =====================================================

Nine months ended September 30, 1999
Revenues                                            $  487.2            $ 157.7    $     --    $  644.9
                                                    =====================================================

EBITDA                                              $   26.6            $  24.9    $  (16.4)   $   35.1
Depreciation and amortization                          (78.9)             (23.5)      (28.2)     (130.6)
Interest Revenue                                         1.3                 --        21.8        23.1
Interest Expense                                        (4.9)              (0.7)      (96.9)     (102.5)
Taxes and Other                                          9.0               (0.1)       (1.3)        7.6
                                                    -----------------------------------------------------
Net Income (Loss)                                   $  (46.9)           $   0.6    $ (121.0)   $ (167.3)
                                                    =====================================================

As of September 30, 1999
Total assets                                        $1,578.4            $ 433.4    $2,161.3    $4,173.1

Nine months ended September 30, 1999
Capital expenditures                                $  513.4            $ 207.0    $  351.1    $1,071.5
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
                                                   Telecommunications    Media    Corporate     Total
                                                   ------------------   -------   ---------   ---------
Three months ended September 30, 1998
Revenues                                            $  118.0            $  30.6   $      --    $  148.6
                                                    =====================================================

EBITDA                                              $    4.5            $   2.6   $    (3.4)   $    3.7
Depreciation and amortization                          (14.8)              (2.5)       (5.9)      (23.2)
Interest Revenue                                         0.2                 --         6.5         6.7
Interest Expense                                        (1.4)                --       (18.0)      (19.4)
Taxes and Other                                          1.0                 --        (1.8)       (0.8)
                                                    -----------------------------------------------------
Net Income (Loss)                                   $  (10.5)           $   0.1    $  (22.6)   $  (33.0)
                                                    =====================================================

Nine months ended September 30, 1998
Revenues                                            $  334.5            $ 104.1    $     --    $  438.6
                                                    ======================================================

EBITDA                                              $    6.7            $  11.7    $   (8.5)   $    9.9
Depreciation and amortization                          (39.4)              (7.2)      (17.1)      (63.7)
Interest Revenue                                         0.6                 --        18.5        19.1
Interest Expense                                        (3.9)                --       (50.7)      (54.6)
Taxes and Other                                          1.8                 --        (5.6)       (3.8)
                                                    -----------------------------------------------------
Net Income (Loss)                                   $  (34.2)           $   4.5    $  (63.4)   $  (93.1)
                                                    =====================================================

As of September 30, 1998
Total assets                                        $  567.7            $ 198.3    $  855.6    $1,621.6

Nine months ended September 30, 1998
Capital expenditures                                $  195.2            $  22.7    $   51.2    $  269.1
---------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Statements included in this discussion relating, but not limited to, future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, technological changes and development of a PCS system, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in the Company's business, the ability of the Company and its third party vendors to make their computer software Year 2000 compliant by the projected deadlines and on budgeted costs, changes in the competitive climate in which the Company operates and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 and which section is incorporated herein by reference.

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

                                                     Quarter Ended September 30,
                                                     ---------------------------
                                                           1999         1998
                                                         ---------    --------
Local and long distance communications services.......      52%          47%
Telephone directory advertising.......................      22           21
Traditional local telephone company services..........       8           11
Special access, private line and data services........       9            7
Network maintenance and equipment services............       4            6
Telemarketing services................................       2            3
Other communications services.........................       3            5
                                                          ----         ----
                                                          100%         100%
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

    Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from regional Bell operating companies, costs to terminate the long distance calls of our customers through long distance carriers, costs of printing and distributing telephone directories and costs associated with maintaining the Iowa Communications Network. The Iowa Communications Network is a fiber optic communications network that links many of the State of Iowa's schools, libraries and other public buildings. SG&A consist of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization include depreciation of our telecommunications network and equipment; amortization of goodwill and other intangibles related to our acquisitions, amortization expense related to the excess of estimated fair market value in aggregate of options over the aggregate exercise price of such options granted to some of our officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the regional Bell operating companies to our local telecommunications service.

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

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

    Total revenue increased from $148.6 million for the three months ended September 30, 1998 to $241.1 million for the three months ended September 30, 1999, representing an increase of $92.5 million or 62%. Revenue from the sale of local and long distance telecommunications services accounted for $56 million of the increase, including $30.6 million contributed by Dakota Telecommunications Group, Inc. ("DTG"), Ovation Communications, Inc. ("Ovation"), and Access Communications Holding, Inc. and S.J.

Investments Holdings, Inc. (collectively, "Access") which we acquired on March 5, 1999, March 31, 1999 and August 13, 1999, respectively. Local exchange services generated $3.5 million in additional revenues over the same period in 1998, including $2.5 million contributed by DTG. Private line and data revenues accounted for $10.5 million of increased revenues over 1998, including $5.7 million contributed by DTG, Ovation and Access. Network maintenance and equipment revenue increased $0.4 million over 1998, which was due almost entirely to the DTG acquisition. Other telecommunications revenue increased $0.6 million when compared to the same period in 1998, which was primarily attributable to the DTG, Ovation and Access acquisitions. Directory revenues increased $21.3 million from the third quarter of 1998 to the third quarter of 1999 due to revenues from new directories acquired in the last quarter of 1998 and the first three quarters of 1999. Telemarketing revenues in the third quarter of 1999 increased $0.2 million when compared to the same period in 1998.

    Cost of service increased from $81.1 million for the three months ended September 30, 1998, to $121.9 million for the three months ended September 30, 1999, representing an increase of $40.8 million or 50%. This increase in cost of service was due primarily to the growth in the our local and long distance telecommunications and to the acquisitions of DTG, Ovation and Access which contributed an aggregate of $17.7 million to the increase. Cost of service as a percentage of revenue decreased from 55% for the three months ended September 30, 1998 to 51% for the three months ended September 30, 1999, primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the Regional Bell Operating Companies and reduced long distance costs resulting from migration of over 60% of customer long distance traffic to our fiber optic communications network.

    SG&A increased from $63.8 million for the three months ended September 30, 1998 to $104 million for the three months ended September 30, 1999, an increase of $40.2 million or 63%. Our acquisitions of Talking Directories Inc. and Info America Phone Books, Inc. (collectively, "Talking Directories"), DTG, Ovation and Access contributed an aggregate of $23.6 million to the increase. Also contributing to this increase were increased costs of $16.6 million related primarily to expansion of selling, customer support and administrative activities to support our growth.

    Depreciation and amortization expenses increased from $23.2 million for the three months ended September 30, 1998 to $51.9 million for the three months ended September 30, 1999, representing an increase of $28.7 million or 124%. This increase consisted of $14.5 million related to the acquisitions of Talking Directories, DTG, Ovation and Access and $14.2 million due primarily to the growth of the our network.

    Interest income increased from $6.7 million for the three-month period ended September 30, 1998, to $8.1 million for the same period in 1999. This increase resulted from increased earnings on investments made with the remaining proceeds from our preferred stock issuances in August and September 1999.

    Gross interest expense increased from $22.5 million for the third quarter of 1998 to $42.8 million for the third quarter of 1999. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $0.9 million and an increase of interest of $17.3 million primarily as the result of the issuance of our 9 1/2% senior notes and 8 1/8% senior notes. Interest expense of approximately $6.0 and $3.1 million was capitalized as part of our construction of fiber optic network during the third quarter of 1999 and 1998, respectively.

    Net loss applicable to common shares increased from $33 million for the three months ended September 30, 1998 to $62.5 million for the three months ended September 30, 1999, an increase of $29.5 million. This increase resulted primarily from the following three factors: the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of our networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

    Total revenue increased from $438.6 million for the nine months ended September 30, 1998 to $644.9 million for the nine months ended September 30, 1999, representing an increase of $206.3 million or 47%. Revenue from the sale of local and long distance telecommunications services accounted for $116.6 million of this increase, including $52.1 million contributed by DTG, Ovation and Access. Local exchange services generated $8.4 million additional revenues over the same period in 1998, including $5.8 million contributed by DTG. Private line and data revenues accounted for $26.4 million of increased revenues over 1998, including $12.7 million contributed by DTG, Ovation and Access. Network maintenance and equipment revenue increased $1.8 million over 1998, which was primarily due to the DTG acquisition. Other telecommunications revenue increased $1 million when compared to the same period in 1998 which was primarily attributable to the DTG, Ovation and Access acquisitions. Directory revenues increased $53.1 million from the first nine months of 1998 to the first nine months of 1999 due to revenues from new directories acquired in the last quarter of 1998 and the first three quarters of 1999. Telemarketing revenues decreased $1.0 million for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998.

    Cost of service increased from $239.2 million for the nine months ended September 30, 1998, to $327.4 million for the nine months ended September 30, 1999, representing an increase of $88.2 million or 37%. This increase in cost of service was due primarily to the growth in our local and long distance telecommunications. Cost of service as a percentage of revenue decreased from 55% for the nine months ended September 30, 1998 to 51% for the nine months ended September 30, 1999, primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the Regional Bell Operating Companies and reduced long distance costs resulting from migration of over 60% of customer long distance traffic to our fiber optic network.

    SG&A increased from $189.5 million for the nine months ended September 30, 1998 to $282.4 million for the nine months ended September 30, 1999, an increase of $92.9 million or 49%. Our acquisitions of Talking Directories, DTG, Ovation and Access contributed an aggregate of $48.7 million to the increase. Also contributing to this increase were increased costs of $44.2 million primarily related to expansion of selling, customer support and administration activities to support our growth.

    Depreciation and amortization expenses increased from $63.7 million for the nine months ended September 30, 1998 to $130.6 million for the nine months ended September 30, 1999, representing an increase of $66.9 million or 105%. This increase consisted of $33.8 million related to our acquisitions of Talking Directories, DTG, Ovation and Access, and $33.1 million due primarily to the growth of our network.

    Interest income increased from $19.1 million for the nine-month period ended September 30, 1998, to $23.1 million for the same period in 1998. This increase resulted from increased earnings on investments made with the remaining proceeds from our preferred stock issuance in August and September 1999.

    Gross interest expense increased from $61.1 million for the first nine months of 1998 to $118.1 million for the first nine months of 1999. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $2.8 million and an increase of interest of $51.2 million primarily as the result of the issuance of our 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes. Interest expense of approximately $15.6 and $6.5 million was capitalized as part of our construction of fiber optic network during the third quarter of 1999 and 1998, respectively.

    Net loss applicable to common shares increased from $93.1 million for the nine months ended September 30, 1998 to $171.4 million for the nine months ended September 30, 1999, an increase of $78.3 million. This increase resulted primarily from the following three factors: the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of our networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

Liquidity and Capital Resources

    Our total assets increased from $1.9 billion at December 31, 1998 to $4.2 billion at September 30, 1999. The increase is primarily due to net proceeds of approximately $485.8 million from our offering of the 8 1/8% senior notes in February 1999, net proceeds of approximately $1 billion from our placement of Series B and C preferred stock in September 1999, net proceeds of approximately $278 million from our offering of Series A preferred stock in August 1999, and to the net assets of approximately $624.5 million acquired from Talking Directories, DTG, Ovation and Access. At September 30, 1999, our current assets of $1,751.5 million exceeded our current liabilities of $271.7 million, providing working capital of $1,479.8 million, which represents an increase of $866.5 million compared to December 31, 1998. At December 31, 1998, our current assets of $793.2 million exceeded current liabilities of $179.9 million, providing working capital of $613.3 million.

    The net cash used in operating activities totaled $59.9 million for the nine months ended September 30, 1999 and net cash provided by operating activities totaled $10.9 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, cash used in operating activities was used primarily to fund our net loss of $167.3 million for such period. As a result of the expansion of our local and long distance communications services, we also required cash to fund:

        .    growth in trade receivables of $19.1 million
        .    growth in inventory of $17.3 million
        .    increase in deferred expenses of $1.4 million
        .    deferred line installation costs of $19.5 million
        .    decreases in accounts payable and accrued expenses of $35.7 million

These amounts were partially offset by:

        .    decreases in prepaid and other expenses of $28.7 million
        .    increases in deferred revenue of $6.8 million
        .    increases in customer deposits of $5.5 million
        .    cumulative non-cash expenses of $159.4 million

During the nine months ended September 30, 1998, cash for operating activities was used primarily to fund our net loss of $93.1 million for such period. We also required cash to fund the growth in trade receivables, inventory and prepaid expenses of $10.1 million, $0.3 million and $4.7 million, respectively, and to decrease deferred line installation costs of $9 million. These uses of cash for operating activities during the nine months ended September 30, 1998, were offset by increases in accounts payable and accrued expenses, deferred revenue and customer deposits of $10.7 million, $3 million and $2.9 million, respectively, and cumulative non-cash expenses of $89.7 million.

    Our investing activities used cash of $1,050.3 million during the nine months ended September 30, 1999 and $373.2 million during the nine months ended September 30, 1998. The equipment required for the expansion of our local and long distance telecommunications services, our development and construction of its fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $394.1 million and $204.7 million during the nine months ended September 30, 1999 and 1998, respectively. We also used cash of $821.9 million and $516.3 million to acquire available-for-sale securities during the first nine months of 1999 and 1998, respectively, offset by proceeds from sales and maturities of available-for-sale securities of $398.4 million and $379 million, respectively, during those periods.

    During the nine months ended September 30, 1999, we used an aggregate of $231.1 million cash to acquire:


        .    the capital stock of Talking Directories in February 1999
        .    the capital stock of DTG in March 1999
        .    the capital stock of Ovation in March 1999
        .    the capital stock of Access in August 1999

    We used an aggregate of $27.6 million cash during the nine months ended September 30, 1998 to acquire various directories and in our acquisition of QST Communications, Inc.'s capital stock.

    Net cash received from financing activities was $1,540.3 million during the nine months ended September 30, 1999, primarily as a result of our offering of our 8 1/8% senior notes, our offering of Series B and C redeemable, convertible preferred stock, and our offering of Series A preferred stock. Net cash received from financing activities during the nine months ended September 30, 1998 was $283.2 million and was primarily obtained from our offering of our 8 3/8% senior notes in March 1998.

    On February 22, 1999, we completed an offering of $500 million aggregate principal amount of our 8 1/8% senior notes in which we received net proceeds of approximately $485.8 million. Interest on the 8 1/8% senior notes accrues at the rate of 8 1/8% per annum and is payable in cash semi-annually in arrears on February 15 and August 15, starting August 15, 1999.

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

    The indentures governing our 10 1/2% senior discount notes, 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes impose operating and financial restrictions on our subsidiaries and us. These restrictions affect, and in many cases significantly limit or prohibit, among other things, our and our subsidiaries' ability to:

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

    We issued one million shares of our Series A preferred stock on August 11, 1999 and an additional 150,000 shares on August 23, 1999. Holders of Series A preferred stock are entitled to receive cumulative dividends at an annual rate of 6.75% of the liquidation preference of the Series A preferred stock, which is currently $250.00 per share. This dividend is payable quarterly on each November 15, February 15, May 15 and August 15, commencing on November 15, 1999. The quarterly dividend will be $4.21875 per share, payable at our option in cash or shares of our Class A common stock. Series A preferred stock is convertible at the option of its holder, unless previously redeemed, at any time after the issue date, into shares of our Class A common stock at a conversion rate of 8.60289 shares of Class A common stock for each share of Series A preferred stock (representing a conversion price of $29.06 per share of Class A common stock), subject to adjustment in certain events. In addition, if on or after August 15, 2002, the closing price of our Class A common stock has equaled or exceeded 135% of the conversion price for at least 20 out of 30 consecutive business days, we will have the option to convert all of the Series A preferred stock into Class A common stock at the then current conversion rate. The holders of the Series A preferred stock will not be entitled to any voting rights unless payments of dividends on the Series A preferred stock are in arrears and unpaid for an aggregate of six or more quarterly dividend payments.

    Pursuant to a Stock Purchase Agreement dated August 30, 1999 (the "Stock Purchase Agreement"), we issued on September 15, 1999 (the "Issue
Date") 275,000 shares of Series B preferred stock, par value $.01 per share ("Series B preferred stock"), and 125,000 shares of Series C preferred stock, par value $.01 per share ("Series C preferred stock," and together with the Series B preferred stock , the "B&C Preferred") through a private offering.
Net proceeds from the financing amounted to approximately $1 billion. The B&C Preferred are redeemable on a proportionally equal basis, in whole or in part, by us at any time following the seventh anniversary of the Issue Date; or by the holders within 180 days following the tenth anniversary of the Issue Date. The B&C Preferred are convertible on a proportionally equal basis, at the Series B holders option, in whole or in part at any time into Class A common stock. Shares of each series will have a liquidation preference of $2,500.00 per share plus accrued and unpaid dividends, if any, and will be convertible into shares of our Class A common stock at a rate of (a) the liquidation preference divided by (b) $36.50. Each share of Series B preferred stock is entitled to receive a quarterly dividend of approximately $31.82. Dividends are cumulative and payable quarterly on March 31, June 30, September 30, and December 31. If prior to the fifth anniversary of the Issue Date we pay a dividend on our Class A common stock, holders of the B&C Preferred shall be entitled to receive an equivalent dividend calculated on a common stock equivalent basis as if the B&C Preferred had been converted into Class A common stock. Except as required by law, holders of Series B preferred stock are not entitled to voting rights other than the right to vote as a series for the election of two members to the Board of Directors. Such Board representation decreases as the outstanding shares of the Series B preferred stock decrease. Except as required by law, holders of Series C preferred stock are not entitled to voting rights other than the right to vote as a series for the election of one observer to the Board of Directors. Such Board representation also decreases as the outstanding shares of the Series C preferred stock decrease. The B&C Preferred rank on a parity with our Series A preferred stock with respect to dividend rights and rights on liquidation.

    As of September 30, 1999 based on our business plan, capital requirements and growth projections as of that date, we estimated that we would require approximately $1.2 billion through 2001. Our estimated aggregate capital requirements include the projected costs of:

        . building our fiber optic communications network, including intra-city fiber optic networks
        .  expanding operations in existing and new markets
        .  developing wireless services
        .  funding general corporate expenses
        .  integrating acquisitions
        . constructing, acquiring, developing or improving telecommunications assets

    The estimated costs and incremental capital needs associated with the acquisitions of Talking Directories, DTG, Ovation and Access are included in our estimated aggregate capital requirements.

    We expect to use the following to address our capital needs:

        . approximately $1.5 billion of cash and investments on hand at September 30, 1999
        .  additional issuances of debt or equity securities
        .  projected operating cash flow

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

    Failure to generate or raise sufficient funds may require us to delay or abandon some of our expansion plans or expenditures, which could have a material adverse effect on our business, results of operations or financial condition. See "Business--Risk Factors--Failure to Raise Necessary Capital

Could Restrict Our Ability to Develop Our Network and Services and Engage in Strategic Acquisitions" in our Annual Report on Form 10-K.

Market Risk

    At September 30, 1999, we recorded the marketable equity securities that we hold at a fair value of $39.8 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $4 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

    We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of our long-term debt obligations are fixed rate obligations.

Year 2000 Date Conversion

    We have verified system readiness for the processing of date-sensitive information by our computerized information systems. The Year 2000 problem impacts computer programs and hardware timers using two digits (rather than four) to define the applicable year. Some of our programs and timers that have time-sensitive functions may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures.

    We have reviewed our IT and non-IT computer systems and programs to determine which are not capable of recognizing the Year 2000 and to verify system readiness for the millennium date. The review covered all of our operations and was, and continues to be, centrally managed. The review included:

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


    Except with respect to pending or recently completed acquisitions, we have completed the activities required to carry out our review, which included developing contingency plans to handle our most reasonably likely worst case Year 2000 scenarios, including rehearsing these plans. The review and related Year 2000 activities have not caused us to defer or forego, to any material degree, any other critical IT project.

    We continue to review systems related to pending or recently completed acquisitions. We plan to complete the review, including testing, remediation and contingency planning within 30 days. Based on our initial review of available information, we believe there will be no material adverse effect on our business.

    We estimate that our Year 2000  costs will not exceed $6.5 million.
We generally expense these costs as incurred. As of October 31, 1999, we had incurred costs of $5.8 million in connection with our Year 2000 readiness activities.

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

    There also may be Year 2000 issues in customer premises equipment (CPE). Although the customer generally is responsible for CPE, customers could attribute a Year 2000 disruption in their CPE to a malfunction of our network service. Because we sell CPE, we have taken steps to encourage many of our customers potentially at risk to undertake the necessary assessment and remedial activities to avoid a Year 2000 problem with their equipment and systems.

    Our Year 2000 office will continue its operations through the end of the year. The Project Office continues to respond to inquiries and to assess new general Year 2000 information as it becomes available, responding as appropriate when necessary. We continue to conduct "dry run" practice sessions and to work with key management employees on the communications plans for December 31, 1999 and January 1, 2000. Plans are in place to keep key management informed and to have key management personnel available, up to and including the President of McLeodUSA, to make critical decisions on December 31, 1999 and January 1, 2000, if necessary.


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

    SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at our election, before January 1, 1998).

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

    We challenged, or are challenging, this action by U S WEST in many of the states where we do business or plan to do business. We succeeded in blocking this action in Iowa, Minnesota, South Dakota, North Dakota and Colorado, although U S WEST could take further legal action in some of these states. In Montana, Nebraska and Idaho, however, similar challenges to this action have not succeeded. In Wyoming and Utah, challenges to this action remain pending.

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

    We cannot assure you we will succeed in our challenges to these or other actions by U S WEST that would prevent or deter us from using U S WEST's Centrex service or network elements. If U S WEST successfully withdraws or limits our access to Centrex services in any jurisdiction, we may not be able to offer integrated communications services in that jurisdiction, which could have a material adverse effect on our business, results of operations and financial condition. See "Business--Risk Factors--Our Dependence on Regional Bell Operating Companies to Provide Most of Our Communications Services Could Make it Harder for Us to Offer Our Services at a Profit" and "Business--Risk Factors-- Actions by U S WEST May Make it More Difficult for Us to Offer Our Communications Services" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 2.  Changes in Securities and Use of Proceeds

    During the period from July 1, 1999 through September 30, 1999, the Company has issued and sold the following equity securities:

    (1) On August 13, 1999, pursuant to the terms and conditions of an Agreement and Plan of Merger dated June 1, 1999 with Access Communications Holding, Inc. ("Access"), a Utah corporation, and certain of the stockholders of Access, we issued 1,939,839 shares of our Class A common stock, after giving effect to the two-for-one stock split in July 1999, and paid $23.3 million in cash to the stockholders of Access in exchange for all the outstanding capital stock of Access. We also assumed approximately $48.7 million in Access debt. In a related transaction, on August 13, 1999, pursuant to the terms and conditions of an Agreement and Plan of Merger dated June 1, 1999 with S.J. Investments Holdings, Inc. ("SJIH"), a Utah corporation, and certain of the stockholders of SJIH, we issued 1,939,864 shares of its Class A common stock, after giving effect to the two-for-one stock split in July 1999, and paid $25 million in cash to the stockholders of SJIH in exchange for all the outstanding capital stock of SJIH. We also assumed approximately $47.5 million in SJIH debt.

    (2) On September 28, 1999, we issued 43,700 shares of Class A common stock in connection with our acquisition of Millennium Group Telemanagement, LLC ("Millennium"). We had previously agreed on June
8, 1999, to purchase certain assets of Millennium and assume certain liabilities of Millennium for a total purchase price of $7.0 million. The purchase price consisted of $3.5 million in cash and the issuance or commitment to issue 128,530 shares of Class A common stock, after giving effect for the two-for-one stock split in July 1999, of which 69,406 shares were issued June 8, 1999. We expect to issue the remaining shares in December 1999.

    (3) Pursuant to a Stock Purchase Agreement dated as of August 30, 1999, we issued and sold on September 15, 1999 to Forstmann Little & Co. Equity Partnership V, L.P. ("Forstmann V"), Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. ("Forstmann VI"), and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VII, L.P. ("Forstmann VII") (a) an aggregate of 275,000 shares of our Series B preferred stock, par value $.01 (the "Series B preferred stock") for an aggregate purchase price of $693,125,000, and (b) an aggregate of 125,000 shares of our Series C preferred stock, par value $.01 (the "Series C preferred stock") for an aggregate purchase price of $321,875,000. The total purchase price was approximately $1 billion.

    Specifically, Forstmann V acquired 125,000 shares of Series C preferred stock for $321,875,000; Forstmann VI acquired 85,752.78 shares of Series B preferred stock for $216,135,985; and Forstmann VII acquired 189,247.22 shares of Series B preferred stock for $476,989,015.

    Each of the Series B preferred stock and the Series C preferred stock are a new series of preferred stock. Shares of each series will have a liquidation preference of $2,500.00 per share plus accrued and unpaid dividends, if any, and will be convertible into shares of our Class A common stock at a rate of (a) the liquidation preference divided by (b) $36.50.



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

Item 6.    Exhibits and Reports on Form 8-K

    (a)  Exhibits


  Exhibit
  --------
  Number
  --------
                   Exhibit Description
                   -------------------

    11.1           Statement regarding computation of loss per common share.

    27.1           Financial Data Schedule.




    (b)  Reports on Form 8-K

    On July 2, 1999, we filed a Current Report on Form 8-K to announce that on June 30, 1999 our Board of Directors had declared a two-for-one stock split of our Class A common stock to be effected in the form of a stock dividend.

    On July 8, 1999, we filed a Current Report on Form 8-K to report that shares of Class A common stock that we had previously registered for resale on a Registration Statement on Form S-3 for certain selling stockholders (File No. 333-78561) had been resold by them into the public markets.

    On August 4, 1999, we filed a Current Report on Form 8-K to report the election of Anne K. Bingaman to the Board of Directors and to report our financial and operating results for the second quarter 1999.

    On August 9, 1999, we filed a Current Report on Form 8-K to report the sale of 1,000,000 shares of our 6.75% Series A cumulative convertible preferred stock.

    On August 20 1999, we filed a Current Report on Form 8-K to report our August 13, 1999 acquisition of Access Communications Holdings, Inc., a Utah corporation and S.J. Investments Holdings, Inc., a Utah corporation.

    On September 23, 1999, we filed a Current Report on Form 8-K to report that pursuant to a stock purchase agreement dated August 30, 1999 between us and three partnerships affiliated with Forstmann Little & Co., we issued and sold on September 15, 1999 approximately $1 billion of our convertible, redeemable preferred stock.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLEODUSA INCORPORATED
                                    (registrant)


Date:  November 15, 1999            By:       /s/ Stephen C. Gray
                                        --------------------------------------
                                                 Stephen C. Gray
                                        President and Chief Operating Officer


Date:  November 15, 1999            By:       /s/ J. Lyle Patrick
                                        --------------------------------------
                                                 J. Lyle Patrick
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                    Sequentially
 Exhibit                                                             Numbered
 Number    Exhibit Description                                         Page
---------  -------------------                                      ------------
  11.1     Statement regarding computation of loss per common share.

  27.1     Financial Data Schedule.