Form 10-Q/A
period 1999-09-30
MCLEODUSA INC
filed 1999-11-16
CIK 919943

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A

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

                               EXPLANATORY NOTE

    Exhibit 27.1 to the Quarterly Report on Form 10-Q of McLeodUSA Incorporated (File Number 0-20763) for the quarterly period ended September 30, 1999, filed with the SEC on November 15, 1999, is hereby amended and restated in its entirety by the information set forth herein on Exhibit 27.1 to this Form 10-Q/A. Exhibit 27.1 has been amended to reflect a [MULTIPLIER] of 1,000 and to apply such [MULTIPLIER] to the information presented.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLEODUSA INCORPORATED
                                    (registrant)


Date:  November 16, 1999            By:       /s/ Stephen C. Gray
                                        --------------------------------------
                                                 Stephen C. Gray
                                        President and Chief Operating Officer


Date:  November 16, 1999            By:       /s/ J. Lyle Patrick
                                        --------------------------------------
                                                 J. Lyle Patrick
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                    Sequentially
 Exhibit                                                             Numbered
 Number    Exhibit Description                                         Page
---------  -------------------                                      ------------
  27.1     Financial Data Schedule.