Form 10-K
period 1999-12-31
MCLEODUSA INC
filed 2000-03-30
CIK 919943

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File Number: 0-20763

                             MCLEODUSA INCORPORATED

             (Exact name of registrant as specified in its charter)


              DELAWARE                               42-1407240

     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

     McLeodUSA Technology Park
     6400 C Street SW, P.O. Box 3177
     Cedar Rapids, IA                                 52406-3177
     (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (319) 364-0000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OFTHE ACT:

                                 Not applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                Class A common stock, par value $0.01 per share
                   6.75% Series A preferred stock, par value
                                 $0.01 per share
                               (Title of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 17, 2000 is $11,278,547,249.*/

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

        o Class A common stock, par value $.01 per share, outstanding as of March 17, 2000: 160,512,447 shares

-------------
*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock that have representation on the registrant's Board of Directors are considered to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2000, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                                                    TABLE OF CONTENTS

       PAGE

       PART I     Item 1.           Business  ....................................................................... 1
                  Item 2.           Properties.......................................................................38
                  Item 3.           Legal Proceedings................................................................39
                  Item 4.           Submission of Matters to a Vote of Security Holders..............................39

       PART II    Item 5.           Market for Registrant's Common Equity and
                                    Related Stockholder Matters......................................................40
                  Item 6.           Selected Financial Data..........................................................41
                  Item 7.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations..............................................43
                  Item 7A.          Quantitative and Qualitative Disclosures
                                    About Market Risk................................................................54
                  Item 8.           Financial Statements and Supplementary Data......................................54
                  Item 9.           Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure..............................................56

       PART III   Item 10.          Directors and Executive Officers of the Registrant...............................56
                  Item 11.          Executive Compensation...........................................................56
                  Item 12.          Security Ownership of Certain Beneficial Owners
                                    and Management...................................................................56
                  Item 13.          Certain Relationships and Related Transactions...................................56

       PART IV    Item 14.          Exhibits, Financial Statement Schedules, and
                                    Reports on Form 8-K..............................................................56

       GLOSSARY .....................................................................................................67

       SIGNATURES ...................................................................................................71

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS....................................................................F-1

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON THE FINANCIAL STATEMENT SCHEDULES..........................................................................F-2

       References in this Form 10-K to "we," "us," "our" and "McLeodUSA" mean McLeodUSA Incorporated and our subsidiaries and predecessors, unless the context suggests otherwise. Dollar amounts over $1 million have been rounded to one decimal place and dollar amounts less than $1 million have been rounded to the nearest thousand, unless otherwise indicated. Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by words like "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading "Business--Risk Factors" and throughout this Form10-K. SEE THE "GLOSSARY" APPEARING AT PAGE 67 FOR DEFINITIONS OF SOME OF THE TERMS USED IN THIS FORM 10-K.

                                     PART I

       ITEM 1.  BUSINESS.
       OVERVIEW

       We provide communications services to business and residential customers in the Midwestern and Rocky Mountain regions of the United States. We offer local, long distance, Internet access, data and voice mail, all from a single company on a single bill. We believe we were the first communications provider in many of our markets to offer one-stop shopping for communications services tailored to customers' specific needs.

       Our approach makes it easier for both our business and our residential customers to satisfy their communications needs. It also allows businesses to receive customized services, such as competitive long distance pricing and enhanced calling features, that might not otherwise be directly available on a cost-effective basis. As of December 31, 1999, we served 679,000 local lines in 592 cities and towns.

       We derive most of our revenue from:

       o our core business of providing competitive local, long distance and related communications services in competition with the existing telephone companies
       o    sale of advertising space in telephone directories
       o traditional local telephone company services in east central Illinois and southeast South Dakota
       o communications facilities and services dedicated for a particular customer's use

       We also derive revenue from:

       o    communications network maintenance services
       o    telephone equipment sales, leasing, service and installation
       o    video services
       o    telemarketing services
       o    computer networking services
       o other communications services, including cellular, operator, payphone, and paging services

       In most of our markets, we compete with the incumbent local phone company by leasing its lines and switches. In other markets, primarily in Iowa, Illinois, South Dakota, Wisconsin, Indiana, Missouri, Minnesota and Michigan, we operate our own switches and lease lines from the incumbent phone company. In a limited number of markets in Iowa, South Dakota and Minnesota, we use our own switches and lines to provide service. We provide long distance services by using our own communications network facilities and leasing capacity from long distance and local communications providers. We are actively developing fiber optic communications networks throughout most of our 21 state target market area to carry additional communications traffic on our own network.

       The following chronology highlights some of the important events in the development of our business:

       DATE                                            EVENT

       November 1992                  Began providing fiber optic maintenance
                                      services for the Iowa Communications
                                      Network, a fiber optic communications
                                      network that links many schools, libraries and other public buildings in the State of Iowa.

       December 1993 Received regulatory approvals in Iowa and Illinois to offer local and long distance services.

       June                           1996 Completed our initial public
                                      offering of Class A common stock.

       July 1996                      Acquired Ruffalo, Cody & Associates, Inc.,
                                      a telemarketing company.

       September 1996                 Acquired TelecomUSA Publishing Group,
                                      Inc., a telephone directory company.

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

       September 1997                 Acquired Consolidated Communications Inc.
                                      ("CCI"), a diversified telecommunications company offering a variety of products and services, including local exchange and long distance services and telephone directory publishing.

       February 1999                  Acquired Talking Directories, Inc. and
                                      Info America Phone Books, Inc., related
                                      companies publishing and distributing
                                      telephone directories primarily in
                                      Michigan and Northwestern Ohio.

       March 1999                     Acquired Dakota Telecommunications Group,
                                      Inc. ("DTG"), a diversified communications company offering a variety of products and services, including local exchange, long distance and data services and cable television operations.

                                      Acquired Ovation Communications, Inc.
                                      ("Ovation"), a diversified
                                      telecommunications company offering a
                                      variety of products and services,
                                      including local and network access, local and long distance telephone services and Internet access.

       August 1999                    Acquired Access Communications Holdings,
                                      Inc. ("Access"), a telecommunications
                                      company providing switch-based commercial and residential services, including traditional long distance service and an enhanced - 800# product.

       As of March 21, 2000, we offer communications services to business and residential customers in Iowa, Illinois, North Dakota, South Dakota, Wisconsin, Wyoming, Michigan and Colorado. We also offer communications services to business customers in a number of markets in Minnesota, Missouri, Indiana, Utah, Nebraska, Washington and Ohio. Over the next few years, depending on competitive and other factors, we intend to offer communications services in Idaho, Montana, Arizona, New Mexico, Oregon, and Kansas. We offer long distance service in 48 states in the continental United States.

       We plan to offer PCS or other wireless services as part of our communications services by building a wireless network, entering into strategic acquisitions or alliances, or employing a combination of these methods. We intend to use the frequency blocks covered by these licenses to provide fixed services. SEE "--PROPOSED WIRELESS SERVICES," "-- REGULATION" AND "--RISK FACTORS--WE MAY NOT SUCCEED IN DEVELOPING OR MAKING A PROFIT FROM WIRELESS SERVICES."

       The statements in the foregoing paragraphs about our expansion plans and proposed wireless services are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and our actual geographic expansion and services may differ materially from that indicated by our current plans, in each case as a result of a variety of factors, including, among others: the availability of financing and regulatory approvals, the existence of strategic alliances or relationships and technological, regulatory or other developments in our business.

       Our principal executive offices are located at McLeodUSA Technology Park, 6400 C Street SW, P.O. Box 3177, Cedar Rapids, Iowa 52406-3177, and our main phone number is (319) 364-0000.

       RECENT TRANSACTIONS

       THE SPLITROCK MERGER AGREEMENT AND HIRING OF ROY WILKENS. On January 7, 2000 we announced that we had reached an agreement to acquire Splitrock Services, Inc. (Nasdaq: SPLT) and that Roy A. Wilkens would join McLeodUSA as the head of our Data Services operations with Splitrock as the core of those operations. Wilkens has extensive experience in the competitive telecommunications segment, most notably during his tenure at WilTel where he was founder and CEO of WilTel Network Services from 1985 to 1997 as WilTel constructed and operated the first nationwide broadband fiber optic network.

       The pending acquisition of Splitrock provides for a merger, whereby Splitrock will become a wholly owned subsidiary of McLeodUSA. As a result of the merger, each share of Splitrock common stock will be converted into the right to receive 0.5347 of a share of McLeodUSA Class A common stock. Splitrock stockholders will own approximately 12.6 percent of the outstanding shares of McLeodUSA Class A common stock on a fully converted basis. The share data has not been adjusted to reflect the McLeodUSA three-for-one stock split scheduled to be distributed on April 24, 2000.

       Splitrock is a facilities-based provider of advanced data communications services. Splitrock markets its services to Internet service providers, telecommunications carriers and other businesses throughout the United States. The Splitrock services include an array of Internet access and data communications services delivered over its high capacity, facilities-based network. The combination of the Splitrock existing network with its pending acquisition of significant fiber optic facilities positions Splitrock to deliver a broad range of end-to-end data communications services on its network, including:

           o    dial and dedicated Internet access
           o Internet access for higher bandwidth services, such as digital subscriber line and cable modem
           o value-added services such as virtual private networks and web hosting
           o    bandwidth leasing and collocation services

       The completion of the Splitrock transaction is subject to the approval of stockholders. McLeodUSA and Splitrock expect that this transaction will be completed promptly after the stockholders' meetings for McLeodUSA and Splitrock scheduled for March 30, 2000.

       The completion of this transaction will enable us to offer data services, including Internet access services, to customers in our existing markets using the newly-acquired network platform and to achieve enhanced data margins and improved control over the quality of our data services. In addition, through Splitrock, we will be able to offer those same services on a national basis (initially on a wholesale basis) outside our current market area. The transaction will also allow us to accelerate our delivery of data services, while reducing to a certain degree the capital expenditure required for network construction, and to save costs for terminating calls from our markets to areas outside our target market region. The transaction also will increase the number of our communications services customers.

       We have obtained information regarding Splitrock from Splitrock. Although we believe this information is reliable, it has not been independently verified. Additional information about Splitrock and about the proposed merger is publicly available in our registration statement on Form S-4, as amended (File No. 333-95941), filed with the SEC on February 2, 2000 and other reports filed by McLeodUSA and Splitrock with the SEC.

       THREE-FOR-ONE STOCK SPLIT. We announced on February 29, 2000 a three-for-one stock split in the form of a stock dividend. The record date for the stock split will be April 4, 2000. Stockholders of record at market close on that date will receive two additional shares of McLeodUSA Class A common stock for each share of Class A common stock held. Distribution of the additional shares will take place on April 24, 2000. The three-for-one split is subject to stockholder approval of an amendment to the McLeodUSA certificate of incorporation to increase the number of authorized shares. An amendment to accomplish this increase is scheduled to be considered at the March 30, 2000 special meeting of McLeodUSA stockholders.

       MCLEODUSA BUSINESS STRATEGY

       We want to be the leading and most admired provider of communications services in our markets. To achieve this goal, we are:

           o aggressively capturing customer share and generating revenue using leased communications network capacity

           o    concurrently building our own communications network

           o migrating customers to our communications network to provide enhanced services and reduce operating costs

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

       WIRELINE SERVICES. The market for local exchange services consists of a number of distinct service components, including:

          o local network services, which generally include basic dial tone, local area charges, enhanced calling features and private line services (dedicated for a customer's use between locations)

          o network access services, which consist of access provided by local exchange carriers to long distance communications network carriers

          o short-haul long distance communications network services, which include intraLATA long distance calls and private lines

          o other varied services, including operator services, Internet access, calling cards, publication of "white page" and "yellow page" telephone directories and the sale of business telephone equipment

       Industry sources have estimated that the 1999 aggregate revenues of all local exchange carriers were approximately $102 billion. Until recently, there was little competition in the local exchange markets, particularly for local network and network access services.

       Before 1984, AT&T largely monopolized local and long distance telephone services in the United States. In 1984, as the result of a court order approving a settlement agreement in an antitrust action, AT&T was required to divest its local telephone systems (the "Divestiture"). The Divestiture and subsequent related proceedings divided the country into 201 Local Access and Transport Areas ("LATAs"). As part of the Divestiture, AT&T's former local telephone systems were organized into seven independent regional Bell operating companies. The original seven regional Bell operating companies are now concentrated into four large incumbent "MegaBells." Those companies have the authority to provide local telephone service, local access service and intraLATA long distance service, but cannot provide in-region interLATA service unless they demonstrate that certain competitive conditions have been met. Opportunities to compete in the local exchange market expanded substantially on February 8, 1996, when the Telecommunications Act of 1996 was signed into law. The Telecommunications Act of 1996 eliminated state legal barriers to local exchange competition and requires incumbent local exchange carriers to allow other providers of telecommunications services to purchase elements of their local communications network offerings and to interconnect with their communications facilities and equipment. Most significantly, it requires the incumbent local exchange carriers to complete local calls originated by our customers and transferred or connected by us using our own communications network facilities, and to deliver inbound local calls to us for connection to our customers, assuring our customers unimpaired local calling ability. In addition, local exchange carriers are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Local exchange carriers also are required to allow competitors non-discriminatory access to local exchange carrier poles, conduit space and other rights-of-way.

       We believe that these requirements are likely, when fully implemented, to increase competition among providers of local communications services and simplify the process of switching from incumbent local exchange carrier services to those offered by competitive local exchange carriers. The Telecommunications Act of 1996 also offers important benefits to the MegaBells, however, such as the ability to provide interLATA long distance services under specified conditions. The process of implementing the Telecommunications Act of 1996 is still incomplete, and important questions remain unresolved. SEE "--REGULATION".

       A number of states have also taken additional regulatory and legislative action to open local communications markets to various degrees of competition. We expect that continuing pro-competitive regulatory changes, together with increasing customer demand, will create more opportunities for competitive service providers to introduce additional services, expand their networks and address a larger customer base. We cannot assure you however, that government actions to implement local telephone competition will be as complete or as timely as we require to implement our business plans.

       WIRELESS SERVICES. Demand for wireless communications has grown rapidly over the past decade. According to the Cellular Telecommunications Industry Association ("CTIA"), the number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to an estimated 76 million as of June 30, 1999, with annual growth of approximately 25% from 1998 through 1999. Wireless communication revenues for the 12-month period ended June 30, 1999 are estimated by CTIA to have totaled over $37.2 billion, a 26% increase over the prior 12-month period. We believe that the demand for wireless communications will continue to grow dramatically, and that PCS will capture a significant share of the wireless market, due to anticipated declines in costs of service, increased function versatility, and increased awareness of the productivity, convenience and safety benefits associated with such services. We also believe the rapid growth of notebook computers and personal digital assistants, combined with emerging software applications for wireless delivery of electronic mail, fax and internet access, will further stimulate demand for wireless service. In addition, we expect future competition between wireline local exchange carriers and wireless service providers as "wireless local loop" technology and reduced wireless rates facilitate migration of wireline minutes to wireless carriers.

       CURRENT PRODUCTS AND SERVICES

       We derive most of our revenue from:

         o our core business of providing local, long distance and related communications services to end users, typically in a bundled package
         o      the sale of advertising space in telephone directories
         o traditional local telephone company services through the operation of Illinois Consolidated Telephone Company ("ICTC") in east central Illinois and Dakota Telecommunications Group, Inc. in southeast South Dakota
         o communications facilities and services dedicated for a particular customer's use

       We also derive revenue from:

         o      communications network maintenance services
         o      telephone equipment sales, leasing, service and installation
         o      video services
         o      telemarketing services
         o      computer networking services
         o other communications services, including cellular, operator, payphone and paging services

       For the year ended December 31, 1999, we derived 50% of our total revenues from our core business of providing local, long distance and related communications services, 23% from the sale of advertising space in telephone directories, 9% from traditional local telephone company services and 9% from communications facilities and services dedicated for a particular customer's use. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW."

       Splitrock reported revenues for 1999 of $89.6 million from its provision of facilities-based network services to internet service providers, telecommunication companies and business enterprise companies.
       SEE "--RECENT TRANSACTIONS."

       INTEGRATED COMMUNICATIONS SERVICES.

       OVERVIEW. As of December 31, 1999, we provided service, on a retail basis, to 679,000 local lines in our markets, primarily to small and medium sized business customers and to residential customers. Since beginning sales activities in January 1994, we have increased our revenue from the sale of local and long distance telecommunications services from $4.6 million for the year ended December 31, 1994 to $456.0 million for the year ended December 31, 1999.

       In order to provide local communications services to most of our business and residential customers, we purchase "Centrex" services through various agreements with U S WEST Communications, Inc., for our customers located in U S WEST's service territories, and with Ameritech Corporation for most of our customers located in Ameritech's service territories. These "Centrex" agreements allow us to partition part of the central office switching equipment serving the communities in which we provide local services, which allows us to aggregate lines, have control over several characteristics of those lines and provide a set of standard features on them. Our customers' telephone lines and numbers are assigned to our portion of the switch. U S WEST or Ameritech, as the case may be, bills us for all the lines assigned to our customers and provides us with call detail reports, which enable us to verify our customers' bills for both local and long distance service. These Centrex agreements protect us from unilateral rate increases until 2002 or 2003, depending on the state. We believe that our Centrex-based local services are superior to a standard business or residential telephone line, since we can offer features, such as three-way calling, consultation hold and call transfer, at no extra charge. Other custom calling features are available at additional cost. Because we also purchase the "Centrex Management System" and the "Centrex Mate Service" from U S WEST and Ameritech, respectively, our personnel have on-line access to U S WEST and Ameritech facilities and may make changes to the customers' services electronically and quickly.

       In certain markets in which we will move relatively quickly from reselling retail services of the MegaBell to offering services using our own switching facilities, we are reselling standard retail business services. We currently offer standard resold business services as an interim measure in certain markets in Missouri, Washington, Nebraska, Utah, Idaho and Indiana. This strategy allows us to aggressively capture customer share and generate revenue in a market with little up-front cost in comparison to establishing Centrex service, while we complete our own communications network.

       We have interconnection agreements with MegaBells in Iowa, Minnesota, South Dakota, North Dakota, Nebraska, Illinois, Indiana, Michigan, Wisconsin, Utah and Missouri that allow us to provide local service by leasing individual lines and switches from the MegaBells. These agreements provide us a wholesale discount on services that we resell. We also have interconnection agreements with GTE in certain markets in which GTE is the incumbent local exchange company. In certain markets in Illinois, Minnesota, Wisconsin, Michigan, and Indiana, we use our own switching equipment and communications network facilities together with unbundled local "loop" elements purchased from U S WEST or SBC/Ameritech through interconnection agreements. In Cedar Rapids, Iowa, southwest Minnesota and southeast South Dakota, we also provide competitive communications services to some of our business and residential customers using only our own lines and communications network facilities.

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

       RESIDENTIAL SERVICES. We introduced our PrimeLine(R) service in 1996 and now offer that service to residential customers in various cities and towns in Iowa, Illinois, North Dakota, South Dakota, Wisconsin, Wyoming and Colorado. Our basic PrimeLine(R) service includes local and long distance telephone service, as well as enhanced features such as three-way calling, call transfer and consultation hold. Voice mail, Internet access and travel card services are also available at the customer's option as part of our PrimeLine(R) service. We generally price our basic PrimeLine(R) local service slightly higher than the rates for basic local service offered by the incumbent local exchange carrier since our basic PrimeLine(R) local service includes enhanced features that are not typically provided as part of the incumbent local exchange carrier's basic local service. Our customers can add voice mail and Internet access services to their basic PrimeLine(R) service at incremental rates designed to be no higher than separately purchasing these services from other companies. We generally offer our PrimeLine(R) customers a choice of either long distance rates that vary with the time of the call or flat-rate long distance pricing applicable 24 hours a day, seven days a week. In Michigan, we also offer residential services by leasing local lines from the MegaBell and using our local switching.

       DIRECTORY SERVICES. In 1999, we published 193 proprietary "white page" and "yellow page" telephone directory titles and distributed approximately 19.4 million copies of these directories to local telephone subscribers in 22 states in the Midwestern and Rocky Mountain regions of the United States, including most of our target markets. We also published 280 "white page" and "yellow page" telephone directory titles for other companies and distributed approximately 4.1 million copies of these directories to local telephone subscribers in 37 states and the U.S. Virgin Islands. Our telephone directory services generated 1999 revenues of approximately $211.3 million, primarily from the sale of advertising space in the directories.

       Our proprietary telephone directories serve as "direct mail" advertising because they contain information on how to contact us and detailed product descriptions and step-by-step instructions on the use of our telecommunications products. In addition, we believe that our directories' distinctive black-and-yellow motif combined with the trade name McLeodUSA strengthens brand awareness in our markets. SEE "--SALES AND MARKETING."

       TRADITIONAL LOCAL TELEPHONE SERVICES. Through ICTC and Dakota Telecommunications, we provide regulated incumbent local exchange telephone service to subscribers in central Illinois and southeast South Dakota.

       ICTC operates in 37 exchanges, or service areas, the largest of which are in Mattoon, Charleston, and Effingham, Illinois. As of December 31, 1999, ICTC had 93,222 local access lines in its existing service areas. ICTC offers a broad range of local exchange services, including long distance carrier access service, intraLATA toll service, local telephone service, local paging service, national directory assistance, and equipment leasing. ICTC also offers most of its local telephone subscribers custom calling features such as call waiting, call forwarding, conference calling, speed dialing, caller identification, and call blocking. The rates for these and other local exchange services are regulated by the Illinois Commerce Commission and the FCC. To provide these services, ICTC owns and operates three central office switches and 33 remote switches.

       As of December 31, 1999, Dakota Telecommunications served approximately 6,700 local service access lines in 9 telephone exchanges in southeastern South Dakota. Dakota Telecommunications provides a full range of communications products and services, including local dial tone and enhanced services, local private line and public telephone services, dedicated and switched data transmission services, long distance telephone services, operator assisted calling services, Internet access and related services.

       DEDICATED FACILITIES AND SERVICES. We provide, on a private carrier basis, a wide range of special access, private line and data services to long distance carriers, government agencies, wireless service providers and cable television and other end-user customers. These services include:

         o     POP-to-POP special access
         o     end user/long distance carrier special access
         o     private line services

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

       Long distance carrier special access services provide telecommunications lines that link a long distance carrier POP to the local central office. For example, we furnish long distance carrier special access services to AT&T in 17 cities in Illinois, Iowa, North Dakota and South Dakota.

       Private line services provide telecommunications lines that connect various locations of a customer's operation to transmit internal voice, video and/or data traffic. We provide private line services by using our own communications network facilities, leasing communications network facilities from other telecommunications carriers, or using some combination of owned and leased communications network facilities.

       NETWORK MAINTENANCE SERVICES. In 1990, the State of Iowa authorized construction of the initial fiber optic links of the Iowa Communications Network (the "Part I and II segments"). The Part I and II segments, which are owned by the State of Iowa, provide 3,400 miles of fiber optic communications network connections to approximately 139 sites in Iowa and are used primarily for interactive distance learning, telemedicine and the State's own long distance telephone traffic. Neither McLeodUSA nor any other communications carrier may use capacity on the Part I and II segments to provide communications services to customers because commercial use of the Part I and II segments is forbidden.

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

       VIDEO SERVICES. We own 85% of Greene County Partners, Inc., a cable television company that as of December 31, 1999 provides cable television service to approximately 16,700 subscribers in Illinois and Michigan. Through Dakota Telecommunications, we also own and operate 26 cable television systems located in southeastern South Dakota, northwestern Iowa and southwestern Minnesota. As of December 31, 1999, these systems provided service to approximately 7,500 subscribers.

       We provide cable television service in Cedar Rapids, Iowa pursuant to a franchise from that city. We are using this franchise to explore the possible synergies between cable television and our advanced communications services offerings, such as Integrated Services Digital Network ("ISDN"), low and high speed Internet, video and other advanced services. Depending on the results of this preliminary initiative and on other factors, including technological, regulatory or other developments in our business, changes in the competitive climate in which we operate, and the emergence of future opportunities, we may elect to offer cable service on an expanded basis in the future.

       TELEMARKETING SERVICES. We provide direct marketing and telemarketing services for third parties, as well as a variety of fund-raising services for colleges, universities and other non-profit organizations throughout the United States. We believe that these services provide valuable marketing opportunities and expertise for our communications services, particularly with respect to potential residential customers. In addition to providing telemarketing services for third parties, we also use our telemarketing sales personnel to sell communications services to small businesses and for sales of our PrimeLine(R) residential services. SEE "--SALES AND MARKETING."

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

       EXPANSION OF SERVICES USING OUR OWN COMMUNICATIONS NETWORK FACILITIES

       We are also offering service to over 138,300 local lines, using our own switches and fiber optic communications network facilities connected directly to our customers' locations or combined with network elements purchased from SBC/Ameritech and US West through interconnection agreements. We are further enhancing our state-of-the-art fiber optic communications network either by extending our intra-city fiber optic communications network and switching capacity or by combining with network elements from existing telephone companies. Our communications network and switching capacity is also designed to serve other wireline and wireless carriers on a wholesale basis.

       As of March 21, 2000, we have received state regulatory approval to offer local switched services using our own communications network facilities in Colorado, Idaho, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oregon, South Dakota, Utah, Washington, Wisconsin and Wyoming. We intend to offer additional local switched services using our own network facilities, either alone or in combination with network elements purchased from existing telephone companies, in selected markets in 21 states. We plan to expand these facilities-based services as our communications network develops and our market penetration increases.

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

       The foregoing statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and where we actually provide such services will depend on factors such as:

        o the outcome of the judicial proceedings regarding the Interconnection Decision
        o    technological, regulatory or other developments in our business
        o    changes in the competitive climate in which we operate
        o    the emergence of future opportunities

       For a detailed description of the expansion of our fiber optic communications network, SEE "--NETWORK FACILITIES."

       POTENTIAL WIRELESS SERVICES

       We currently do not offer wireless services, although we do own a minority interest in a cellular telephone partnership serving parts of east central Illinois, and are conducting fixed wireless trials in two of our markets. In April and June 1997, the FCC awarded us a total of 26 "D" and "E" block frequency PCS licenses, each covering 10 MHz of radio spectrum, and in September 1997 we acquired CCI and its "E" block frequency PCS license, giving us a total of 27 PCS licenses in 25 markets covering areas of Illinois, Iowa, Minnesota, Nebraska and South Dakota. We paid approximately $32.8 million for the 26 PCS licenses awarded to us by the FCC. CCI paid the FCC for its PCS license before we acquired CCI. Our PCS licenses encompass approximately 110,000 square miles and a population of approximately 6.6 million. We are evaluating whether to offer PCS or other wireless services as part of our communications services by building a wireless network, entering into strategic acquisitions or alliances, or employing a combination of these methods.

       We will need to spend significant time and money to develop wireless services. To implement a wireless system, we will need to build or otherwise acquire access to wireless infrastructure. The infrastructure of a wireless system generally consists of switches, base station transmitters and receivers, and related equipment. We may also incur costs related to site acquisition and preparation, installation services, zoning approval or other permits, frequency planning, construction and equipment procurement, installation and testing. Furthermore, we believe that our ability to successfully offer wireless services will depend on our ability to offer roaming service to our customers so they can use their handsets outside our service area. This will require us to establish or acquire access to suitable roaming arrangements with other wireless operators in other markets constructing systems compatible with our own. We cannot predict when, or whether, we will be able to enter into such roaming agreements with local providers.

       We have entered into long-term agreements with Alliant Energy, an electric utility which is one of our principal stockholders, and with MidAmerican Energy, Wisconsin Electric Power Company, and Canadian National Railroad (formerly Illinois Central Railroad), that will enable us to install base stations and other equipment on such companies' rights-of-way or towers. SEE "--NETWORK FACILITIES." We expect the use of these existing towers and other facilities occupied by other telecommunications service providers and utility companies to facilitate our development of wireless services.

       On July 21, 1997, the FCC also awarded us four WCS licenses covering Milwaukee, Wisconsin, Minneapolis/St. Paul, Minnesota, Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska. We expect to use the frequency blocks covered by such licenses to provide fixed wireless services.

       Additionally, the FCC awarded us 13 "A" and "B" block LMDS frequency licenses in May 1999 covering 12 markets reaching approximately 2.8 million people.

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

       The statements in the foregoing paragraphs about our plans to offer wireless services are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and our actual wireless services may differ materially from that indicated by our current plans, in each case as a result of a variety of factors, including:

         o   the availability of financing and regulatory approvals
         o   the number of potential customers in a target market
         o   the existence of strategic alliances or relationships
         o   technological, regulatory or other developments in our business
         o   changes in the competitive climate in which we operate
         o   the emergence of future opportunities

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

       As of December 31, 1999, we owned 10,036 route miles of fiber optic communications network and expect to add approximately 1,000 additional route miles of fiber optic network during 2000, primarily within the cities we plan to serve. These route miles are in addition to the acquisition of Splitrock and its fiber network. We will decide whether to begin construction of fiber optic network in a market based on various economic factors, including:

         o   the number of our customers in a market
         o the anticipated operating cost savings associated with such construction
         o any strategic relationships with owners of existing infrastructure (e.g., utilities and cable operators)
         o strategic acquisitions of providers of wireless services or owners of existing infrastructure

       We are installing backbone communications network facilities that form a series of fiber optic "self-healing rings" and intra-city communications network facilities that provide access directly to customer locations. These communications network facilities are intended to enable us to provide local and long distance service using our own facilities in our target market areas. Our communications networks are designed to support a wide range of communications services, provide increased network reliability and reduce costs. Our communications network consists of fiber optic cables, which typically contain between 36 and 288 fiber strands, each of which is capable of providing many telecommunications circuits. A single pair of fibers on our network can transmit 32,256 simultaneous voice conversations, whereas a typical pair of copper wires can carry a maximum of 24 digitized simultaneous voice conversations. We expect that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber, providing greater capacity at relatively low incremental cost.

       In 1995, the Iowa General Assembly passed legislation to extend the Iowa Communications Network to 543 more endpoints (which are usually located in schools or public libraries) throughout the State of Iowa (the "Part III segments"). The majority of these fiber optic links, unlike the Part I and II segments of the Iowa Communications Network, will be leased to the State of Iowa from a private entity, such as McLeodUSA. As of December 31, 1999, we had contracts to build and then lease capacity to the State of Iowa on 235 of such segments. Under our lease agreements with the State of Iowa, we are constructing a "fiber-rich" broadband communications network on which the State of Iowa has agreed to lease one DS-3 circuit for a period of seven years for a total aggregate lease cost of approximately $27.0 million. Upon completion of installation of each segment, the leases provide that the State of Iowa will make a one-time up-front lease payment to us for the capacity, with nominal monthly lease payments thereafter. At the end of a seven-year period, the leases may be extended, upon terms to be mutually agreed upon. During the term of the leases, the State of Iowa may order additional DS-3 circuits at a mutually agreed upon price.

       We have reached agreements with Alliant Energy, an electric utility and one of our principal stockholders, and with MidAmerican, Wisconsin Electric Power Company, and Canadian National Railroad (formerly Illinois Central Railroad) that allow us to make use of those companies' rights-of-way, underground conduits, distribution poles, transmission towers and building entrances in exchange for rights by such companies to use capacity on our network. These agreements give us access to rights-of-way in parts of Iowa, Illinois and Wisconsin for installation of our wireline and wireless networks. We expect our access to these rights-of-way to have a significant positive impact on our capital costs for network construction and the speed with which we can construct our networks. We believe that our strategic relationships with our electric utility stockholders and other companies that own rights-of-way and infrastructure give us a competitive advantage.

       On January 7, 2000, we announced an agreement to acquire Splitrock Services, Inc., a facilities-based provider of enhanced data services. The acquisition of Splitrock is subject to approval of stockholders of both companies. We expect that the transaction will be completed promptly following the stockholders' meetings scheduled for March 30, 2000. SEE "--RECENT TRANSACTIONS."

       The Splitrock broadband access network includes over 320 operational points of presence ("POPs") and, when completed, is expected to have approximately 340 active broadband access POPs. The Splitrock network is designed to provide coverage of roughly 90% of the population of the United States. Splitrock has deployed asynchronous transfer mode (ATM) switches at every core, hub and remote POP of its network. This network architecture, called "ATM-to-the-EdgeTM," enables Splitrock to serve as a broad-based provider of data communications services through the creation of a platform that efficiently delivers multiple services, such as Internet access, virtual private networks and web hosting, across multiple protocols, including Internet Protocol, frame relay and ATM. The flexibility inherent in the Splitrock network design allows it to expand its service offerings to provide fully integrated data, video and voice services.

       To further expand and enhance its network and service offerings, Splitrock has agreed to acquire the indefeasible rights to use four dark fiber strands in a state-of-the-art fiber optic network currently under construction by Level 3 Communications, LLC, with an option to acquire indefeasible rights to use an additional 12 fibers. This nationwide fiber network will cover approximately 15,000 route miles and will be delivered in segments that are expected to become available from the first quarter of 2000 through the first quarter of 2001. Combining this fiber optic network with Splitrock's own broadband access network positions Splitrock to:

          o deliver, on its own facilities, a broad array of end-to-end data communications services at the high level of quality and reliability increasingly demanded by customers

          o reduce significantly its network costs as a percentage of revenues as it substitutes the acquired bandwidth for existing leased circuit arrangements with various telecommunications carriers

          o expand its service offerings by providing bandwidth leasing services on a stand-alone basis or bundled with the other services of Splitrock

          o  increase the reliability and redundancy of its network

          o increase the variety of service options and speeds available to customers

       SALES AND MARKETING

       We initially directed our communications sales efforts primarily toward small and medium sized businesses. In June 1996, we began marketing our PrimeLine(R) services to residential customers.

       Marketing of our integrated communications services to business customers is conducted by direct sales personnel, located in branch sales offices in Iowa, Illinois, North Dakota, South Dakota, Idaho, Michigan, Minnesota, Missouri, Wisconsin, Indiana, Colorado, Michigan, Utah, Nebraska, Washington, Kansas and Wyoming. In addition, we use telemarketers to market these services to smaller business customers and those located in areas that are geographically remote. Sales activities in our branch sales offices are organized and managed by region.

       Marketing of our PrimeLine(R) integrated communications services to residential customers is conducted by telemarketers. The telemarketers emphasize the PrimeLine(R) integrated package of communications services and its flat-rate per minute pricing structure for long distance service.

       Our sales force is trained to emphasize our customer-focused sales and service, including our 24-hours-per-day, 365-days-per-year customer service center. Our employees answer customer service calls directly rather than requiring customers to use an automated queried message system. We believe that our emphasis on a single point of contact for meeting our customer's communications needs is very appealing to our current and prospective customers. In addition, we have deployed skills-based routing software designed to match incoming calls with customer service representatives best trained to respond to the customer's needs.

       We have also developed and installed customer-focused software for providing integrated communications services. This software permits us to provide our customers one fully integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card services, and will permit us to include additional services, such as wireless services, when available. We believe that our customer-focused software platform is an important element in the marketing of our communications services and gives us a competitive advantage in the marketplace.

       In addition, we believe our strategic acquisitions have enhanced our sales and marketing efforts and increased our penetration of existing markets and will also help accelerate our entry into new markets. For example, we began publishing and distributing telephone directories as a result of acquisitions. We can use our proprietary telephone directories as direct mail advertising simply by including detailed product descriptions and information about our communications products in them. We believe that these telephone directories provide us with a long-term marketing presence in the millions of households and businesses that receive them. We also believe that combining our directories' distinctive black-and-yellow motif with the trade name McLeodUSA strengthens brand awareness in all of our markets.

       In 1999, we expanded our communications sales and marketing efforts by adding 10 states to our target market area. We continue our efforts to expand sales and marketing in all states where we are located. For example, at the end of 1999 we had sales offices in 110 cities, compared to 68 sales offices at the end of 1998.

       The foregoing statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the results of our actual expansion efforts may be materially different, depending on a variety of other factors, including:

       o     the availability of financing and regulatory approvals
       o     the number of potential customers in a target market
       o     the existence of strategic alliances or relationships
       o     technological, regulatory or other developments in our business
       o     changes in the competitive climate in which we operate
       o     the emergence of future opportunities

       COMPETITION

       WIRELINE COMPETITION. The communications services industry is highly competitive. We face intense competition from local exchange carriers, including the MegaBells (primarily U S WEST and SBC/Ameritech ) and GTE, which currently dominate their respective local telecommunications markets. Our long distance services also compete with the services of hundreds of other companies in the long distance marketplace. AT&T, MCI WorldCom and Sprint currently dominate the long distance market. Our local and long distance services also compete with the services of other competitive local exchange carriers in some markets. Other competitors may include cable television companies, competitive access providers, microwave and satellite carriers, wireless telecommunications providers, and private networks owned by large end-users. In addition, we compete with the MegaBells and other local exchange carriers, numerous direct marketers and telemarketers, equipment vendors and installers, and telecommunications management companies with respect to portions of our business. Many of our existing and potential competitors have financial and other resources far greater than our own.

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

       A continuing trend toward business combinations and strategic alliances in the telecommunications industry may strengthen our competitors. For example, Southwestern Bell acquired Ameritech in October 1999, WorldCom acquired MCI in September 1998 and AT&T acquired Teleport Communications Group Inc. in July 1998 and Tele-Communications, Inc. in March 1999. In addition, merger plans have been announced by U S West and Qwest Communications, by Bell Atlantic and GTE and by MCI WorldCom and Sprint. Southwestern Bell and Williams Communications, Inc., a long distance company, have announced a strategic alliance to supply services to each other. These or other alliances or combinations between our competitors could put us at a significant competitive disadvantage.

       We depend on incumbent local exchange carriers, primarily the MegaBells, to provide access service for the origination and termination of most of our toll long distance traffic and interexchange private lines. Historically, charges for such access service made up a significant percentage of the overall cost of providing long distance service. The FCC and various states are considering changes to access charge rate levels and related issues involving support for universal service and other public policy objectives. The impact of these changes on us and our competitors is not yet clear. We could be adversely affected if we do not experience access cost reductions proportionally equivalent to those of our competitors, if our competitors receive a disproportionate share of universal service revenues, or if regulation of incumbent local exchange carriers' access services is reduced. As long as new Internet-based competitors continue to be exempt from these charges, they could enjoy a significant cost advantage in this area.

       The Telecommunications Act of 1996 requires payments by each carrier that terminates local traffic to another carrier. This system of payments is referred to as reciprocal compensation. Because a number of our customers typically receive more calls than they make, we expect to receive more reciprocal compensation than we pay for calls which originate on our network. As a result of developments in the regulatory environment and trends in the industry, we expect that the revenue we receive from reciprocal compensation (net of reciprocal compensation payments we make) will decline in the future.

       Some MegaBells have disputed payments for reciprocal compensation that they believe are the result of their customers' calls to internet service providers (ISPs), contending that this traffic is outside the scope of existing interconnection agreements. On February 26, 1999, the FCC issued a declaratory ruling and Notice of Proposed Rulemaking holding that ISP-bound traffic is largely interstate in nature, and that the FCC therefore has jurisidiction over compensation for that traffic. Pursuant to the Notice of Proposed Rulemaking, the FCC will consider what rules it should adopt to govern compensation for this traffic. Comments have been filed in that proceeding, but no decision has been made by the FCC. The FCC also determined in its February 26, 1999 declaratory ruling that no federal rule governed such compensation and that, in the absence of a federal rule, states were free to determine that this traffic should be treated as local traffic for purposes of existing interconnection agreements. Of the 28 state commissions that have considered the issue since the FCC's order, all but 4 have required carriers to compensate each other for terminating ISP-bound traffic. Court appeals on these issues remain pending in some states.

       The FCC's order was appealed to the United States Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000 vacating the order. The Court stated that the FCC had not adequately explained its conclusion that calls to ISPs should not be treated as "local" traffic. We view this decision as favorable but the court's direction to the FCC to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance about the ultimate outcome of these proceedings. We cannot predict the effect of the FCC's pending rulemaking, or an order on remand from the District of Columbia Circuit, or any future appeals, on existing state decisions or future compensation levels. In light of these orders, state commissions may, in the context of existing agreements, reconsider or modify their+ decisions about what compensation is applicable. Such decisions could include repayment of past reciprocal compensation for ISP-bound traffic.

       Upon expiration of existing interconnection agreements, new agreements must be negotiated. Those agreements may address compensation for ISP-bound traffic, or such compensation may be addressed in other ways. It is possible that rates of compensation for ISP-bound traffic will be lower in these new agreements than under our existing agreements.

       Recently, a U.S. District Court in Wisconsin dismissed several appeals of state commission decisions involving, among other issues, the obligation to pay reciprocal compensation. The Court dismissed the appeals in light of recent U.S. Supreme Court decisions which sought to clarify when states may be sued in the U.S. courts. Based on a reading of those decisions, the U.S. District Court determined the Wisconsin Public Service Commission may not be sued in federal court in connection with the Commission's enforcement of interconnection agreements. The decisions have been appealed to the U.S. Court of Appeals for the Seventh Circuit. If the ruling of the U.S. District Court in Wisconsin is upheld, it would raise serious questions concerning how state commission action approving and enforcing interconnection agreements may be reviewed.

       We also depend on incumbent local exchange carriers, primarily the MegaBells, to provide our local telephone service through access to local communications network elements, termination service or local central office switching, or through wholesale purchase of the local telephone services of such carriers that we then resell to end users. Any successful effort by the incumbent local exchange carriers to deny or substantially limit our access to their network elements or wholesale services would have a material adverse effect on our ability to provide local telephone services. Although the Telecommunications Act of 1996 imposes interconnection obligations on incumbent local exchange carriers, we cannot assure you that we will be able to obtain access to their communications network elements or services at rates, and on terms and conditions, that will permit us to offer local services at rates that are both profitable and competitive.

       The Telecommunications Act also contains provisions that affect various "universal service" programs designed to promote the availability of telecommunications services in various areas and for various market segments. These programs provide assistance to schools, libraries, rural health care providers, low-income subscribers, and subscribers living in high-cost areas, for their purchase of various telecommunications related services. These programs are funded through charges on providers of interstate telecommunications services, although the amounts contributed may be recovered through charges to our end users. The current contribution rate is 5.877% of international and interstate end-user telecommunications revenue.

       We are unable to specify the amount of universal service contributions we will be required to make in future years, or the extent of universal service programs that will be in existence for areas served by rural and non-rural telephone companies. Changes to universal service programs may increase or decrease the level of support provided to various programs, and may change the level of contribution which telecommunications providers such as McLeodUSA are required to make.

       The Telecommunications Act of 1996 also provides the incumbent local exchange carriers with new competitive opportunities. For example, under the Telecommunications Act of 1996, the MegaBells will, upon the satisfaction of various conditions, be able to offer interLATA long distance services to local telephone service customers in their regions. The MegaBells are actively engaged in proceedings and other activities by which they are seeking to satisfy those conditions. We believe that we have advantages over the incumbent local exchange carriers in providing our telecommunications services, including our management's prior experience in the competitive telecommunications industry and our emphasis on marketing (primarily using a direct sales force for sales to business customers and telemarketing for sales to residential customers) and on responsive customer service. However, the MegaBells may be allowed to offer interLATA long distance services before their local exchange markets are completely open to competition. Under such circumstances in particular, additional competition from the incumbent local exchange carriers could have a material adverse effect on our business, results of operations and financial condition.

       Competition for local and special access telecommunications services is based principally on price, quality, network reliability, customer service and service features. We believe that our management expertise and emphasis on customer service allows us to compete effectively with the incumbent local exchange carriers in providing these services. In addition, our fiber optic communications networks provide both diverse access routing and redundant electronics, which design features are not widely deployed by the local exchange carriers' networks. However, if the incumbent local exchange carriers, particularly the MegaBells, charge alternative providers such as McLeodUSA unreasonably high fees for interconnection to their networks, significantly lower their rates for access and private line services, or offer significant volume and term discount pricing options to their customers, we could be at a significant competitive disadvantage.

       In the future, an important element of providing competitive services may be the ability to offer customers high-speed broadband local connections. The FCC is considering a proposal that would allow incumbent local exchange carriers to offer these and other services through separate affiliates, in which case their network elements for providing these services would not need to be made available to us or other competitors. AT&T has announced that it is entering into arrangements with cable companies for the exclusive use of their local networks for broadband telecommunications and several cable companies are offering broadband Internet access over their network facilities. As of March 17, 2000, we offer such broadband local access to our customers only in limited areas in Cedar Rapids, Iowa, southwest Minnesota and southeast South Dakota. If we are unable to meet future demands of our customers for broadband local access or other services on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

       For more information about the regulatory environment in which we operate, SEE "--REGULATION."

       WIRELESS COMPETITION. The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, the growth of wireless data, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. We believe the market for wireless telecommunications services is likely to expand significantly as equipment costs and service rates continue to decline, equipment becomes more convenient and functional, wireless services become more diverse, technology improves and new competitors enter the market. We also believe providers of wireless services increasingly will offer, in addition to products that supplement a customer's wireline communications like cellular telephone services in use today, wireline replacement products that may result in wireless services becoming the customer's primary mode of communication. Accordingly, we expect competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. We anticipate that in the future there could potentially be eight wireless competitors in each of our proposed PCS markets: two existing cellular providers, five other PCS providers and Nextel Communications Inc., an ESMR provider. There are over ten principal cellular providers and over 20 principal PCS licensees in our proposed PCS markets. In addition, we could face competition from mobile satellite services which are under development.

       Competition with these or other providers of wireless telecommunications services may be intense. Many of our potential wireless competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources than our own and have significantly greater experience than us in testing new or improved wireless telecommunications products and services. Some competitors, particularly LMDS carriers, are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. We do not currently offer wireless cable television access. In addition, several of our potential wireless competitors are operating or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States. We cannot assure you that we will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than our technologies and products will not be developed. SEE "--WIRELESS SERVICES."

       REGULATION

       OVERVIEW. Our services are subject to federal, state and local regulation. The FCC has jurisdiction over our facilities and services to the extent they are used to provide, originate or terminate interstate or international common carrier communications. State regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. Local governments may require us to obtain licenses, permits or franchises regulating use of public rights-of-way necessary to install and operate our networks. In addition, the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC. The construction and operation of wireless systems also may be subject to state and local regulation.

       Through our subsidiaries, we hold various federal and state regulatory authorizations. We often join other industry members in seeking regulatory reform at the federal and state levels to open additional telecommunications markets to competition.

       Through our wholly owned subsidiary McLeodUSA Network Services, we provide competitive access services as a private carrier on a non-regulated basis. In general, a private carrier is one that provides service to customers on an individually negotiated contractual basis, as opposed to a common carrier that provides service to the public on the basis of generally available rates, terms and conditions. We believe that McLeodUSA Network Services' private carrier status is consistent with applicable federal and state laws, as well as regulatory decisions interpreting and implementing those laws. Should such laws and/or regulatory interpretations change in the future to reclassify McLeodUSA Network Services' regulatory status, we believe that compliance with such reclassification would not have a material adverse effect on us.

       Through our wholly owned subsidiaries, we are also subject to federal and state regulatory requirements, including, in some states, bonding requirements, due to our direct marketing, telemarketing, fund-raising activities and sale of prepaid calling cards.

       FEDERAL REGULATION. The FCC classifies us as a non-dominant carrier. As a non-dominant carrier, our interstate and international services are not subject to material federal regulation, although we file tariffs with the FCC for our common carrier services. The FCC also imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority to condition, modify, cancel, terminate or revoke such licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for such violations. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

       The FCC's role with respect to local telephone competition arises principally from the Telecommunications Act of 1996, which became effective February 8, 1996. The Telecommunications Act of 1996 preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service and gives the FCC jurisdiction over important issues related to local competition. However, state and local governments retain authority over significant aspects of the provision of local telecommunications. The Telecommunications Act of 1996 imposes a variety of new duties on local exchange carriers, including non-incumbent local exchange carriers like McLeodUSA, in order to promote competition in local exchange and access services. These duties include requirements to:

         o complete calls originated by competing carriers on a reciprocal basis
         o    permit resale of services
         o permit users to retain their telephone numbers when changing carriers
         o provide competing carriers access to poles, ducts, conduits and
         o    rights-of-way at regulated prices

       Incumbent local exchange carriers are also subject to additional requirements. These duties include obligations of the incumbent local exchange carriers to:

         o    interconnect their networks with competitors
         o    offer collocation of competitors' equipment at their premises
         o make available elements of their networks (including network facilities, features and capabilities) on non-discriminatory, cost-based terms
         o offer wholesale versions of their retail services for resale at discounted rates

       Collectively, these requirements recognize that local exchange competition is dependent upon cost-based and non-discriminatory interconnection with and use of incumbent local exchange carrier networks. Failure to achieve such interconnection arrangements could have an adverse impact on the ability of McLeodUSA or other entities to provide competitive local exchange services. Under the Telecommunications Act of 1996, incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. In addition, in the Interconnection Decision and related actions the FCC has adopted more specific rules to implement these requirements. The Interconnection Decision has been the subject of significant legal dispute. In January 1999, the U.S. Supreme Court rejected challenges to the Interconnection Decision and affirmed the authority of the FCC to establish rules governing interconnection. Other challenges to the Interconnection Decision and related rules remain pending in various courts. We believe that additional disputes regarding the Interconnection Decision and other related FCC actions are likely.

       The Telecommunications Act of 1996 also eliminates previous prohibitions on the provision of interLATA long distance services by the MegaBells and the general telephone operating companies. The MegaBells are permitted to provide interLATA long distance service outside those states in which they provide local exchange service ("out-of- region long distance service") upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act of 1996, the MegaBells will be allowed to provide long distance service within the regions in which they also provide local exchange service ("in-region service") on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements intended to open local telephone markets to competition. The FCC has found that only Bell Atlantic's operations in the state of New York have met these interconnection requirements. The FCC is currently considering the application of Southwestern Bell for its Texas operations, which application has been endorsed by the Texas Public Utility Commission. If the FCC does permit U S WEST or SBC/Ameritech to provide long distance service in their local service regions before they meet our local interconnection needs, they would be able to offer integrated local and long distance services and could have a significant competitive advantage in marketing those services to their existing local customers.

       The Telecommunications Act of 1996 imposes restrictions on the MegaBells in connection with their entry into the interLATA long distance services market. Among other things, for the first three years (unless extended by the FCC) the MegaBells must pursue such activities only through separate subsidiaries with separate books and records, financing, management and employees. In addition, affiliate transactions with these subsidiaries must be conducted on a non-discriminatory basis.

       In the future, an important element of providing competitive services may be the ability to offer customers high-speed broadband local connections. The FCC is considering a proposal that would allow incumbent local exchange carriers to offer these and other services through separate affiliates, in which case their network elements for providing these services would not need to be made available to us or other competitors. AT&T has announced that it is entering into arrangements with cable companies for the exclusive use of their local networks for broadband telecommunications and several cable companies are offering broadband Internet access over their network facilities. As of March 17, 2000, we offer such broadband local access to our customers only in limited areas in Cedar Rapids, Iowa, southwest Minnesota and southeast South Dakota. If we are unable to meet future demands of our customers for broadband local access or other services on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

       The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance service. The FCC has implemented changes to its interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. These and related actions may reduce access rates, and hence the cost of providing long distance service, especially to business customers. The impact of these new changes will not be known until they are fully implemented over the next several years. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like McLeodUSA pay a fee calculated as a percentage of their revenues to support these goals. The full implications of these charges also remain uncertain and subject to change.

       In addition, the FCC and the states are considering related questions regarding the applicability of access charge and universal service fees to Internet service providers. Currently, Internet service providers are not subject to these expenses. Many incumbent local exchange carriers and other parties have argued that this exemption unfairly advantages Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications providers.

       In connection with its interconnection decisions, the FCC has granted local exchange carriers additional flexibility in pricing their interstate, special and switched access services on a central office specific basis. Under this pricing scheme, local exchange carriers may establish pricing zones based on access traffic density and charge different prices for central offices in each zone. We anticipate that the FCC will grant local exchange carriers increasing pricing flexibility as the number of interconnection agreements and competitors increases. The potential impact of such pricing flexibility on McLeodUSA and other competitors is unclear at this time.

       With the exception of an alpha fixed wireless trial in Illinois, we do not currently offer PCS services. However, we do own a minority interest in a cellular telephone partnership serving parts of east central Illinois. We own 27 "D" and "E" block frequency PCS licenses in 25 markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. Our PCS licenses encompass approximately 110,000 square miles and a population of approximately 6.9 million. We own four WCS licenses in the Major Economic Areas of Milwaukee, Wisconsin, Minneapolis/St. Paul, Minnesota, Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska. We also own 13 "A" and "B" block LMDS licenses. We are evaluating proposed wireless systems and expect to utilize our PCS licenses as part of a network or a strategic combination to add PCS or other wireless services to our integrated communications services. We intend to use the frequency blocks covered by our WCS licenses to provide fixed wireless services. All wireless licenses are subject to FCC regulation.

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

       The Communications Act of 1934 requires the FCC's prior approval of the assignment or transfer of control of a PCS or other radio license. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license. Non- controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold by U.S. companies or individuals without prior FCC approval, but subsequent notice must be provided to the FCC.

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

       Through our wholly owned subsidiaries, we are also subject to rules governing telemarketing that have been promulgated by both the FCC and the Federal Trade Commission. The FCC and FTC telemarketing rules prohibit telemarketers from engaging in deceptive telemarketing practices and require that telemarketers make specified disclosures. For example, these telemarketing rules:

       o prohibit the use of autodialers that employ prerecorded voice messages without the prior express consent of the dialed party
       o require telemarketers to disclose clear and conspicuous information concerning quality, cost and refunds to a customer before a customer makes a purchase
       o require telemarketers to compile lists of individuals who desire not to be contacted
       o limit telemarketers to calling residences between the hours of 8:00 a.m. and 9:00 p.m.
       o require telemarketers to explicitly identify the seller and state the purpose of the call
       o      prohibit product misrepresentations

       STATE REGULATION. We provide intrastate common carrier services and are subject to various state laws and regulations. Most public utility commissions subject providers such as McLeodUSA to some form of certification requirement, which requires providers to obtain authority from the state public utility commission before initiating service. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products, and are subject to various reporting and record-keeping requirements in these states.

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

       We hold certificates of authority to offer local services using our own communications network facilities in Iowa, Illinois, Wisconsin, Minnesota, North Dakota, South Dakota, Wyoming, Idaho, Indiana, Missouri, Nebraska, Michigan, Colorado, Washington, Oregon, Kansas, Ohio, Montana and Utah and to resell the local services of the MegaBells in most of the markets they serve in those states. Applications are pending in New Mexico and Arizona. In addition, we are certificated to resell the local services of the incumbent and to offer local services using our own network facilities in states in which our target markets are served by major independent local exchanges companies, including GTE and Sprint. SEE "-- EXPANSION OF SERVICES USING OUR OWN COMMUNICATIONS NETWORK FACILITIES."

       We are also authorized to offer long distance service in all 48 states in the continental United States. We have obtained authority to offer long distance service in such states, including states outside our target markets, because we believe this capability will enhance our ability to attract business customers that have offices outside of our target markets. We may also apply for authority to provide services in all MegaBell exchanges in our target market states and, in the future, in other states. While we expect and intend to obtain the necessary regulatory authority in each jurisdiction where we plan to operate, we cannot assure you that each respective agency will grant our request for authority.

       The Telecommunications Act of 1996 preserves the ability of states to impose reasonable terms and conditions on the provision of intrastate service and other related regulatory requirements. In the last several years, many states have enacted broad changes in their telecommunications laws that authorize the entry of competitive local exchange carriers and provide for new regulations to promote competition in local and other intrastate telecommunications services. The MegaBells have consistently promoted sweeping legislation that would if enacted severely limit or altogether eliminate state regulatory oversight of the MegaBells. As a general matter, we believe the states will play a key role in the development of local exchange competition. Consequently, we could face regulatory decisions that adversely affect our ability to compete in particular states.

       States also regulate the intrastate carrier access services of the incumbent local exchange carriers. We are required to pay access charges to originate and connect our intrastate long distance traffic. We could be adversely affected by high access charges, particularly to the extent that the incumbent local exchange carriers do not incur the same level of costs with respect to their own intrastate long distance services. In a related development, states also will be developing intrastate universal service charges parallel to the interstate universal service charges created by the FCC. For example, some incumbent local exchange carriers are proposing that states create funds that would be supported by potentially large payments by firms such as McLeodUSA based on their total intrastate revenues. Another state regulatory issue that could adversely affect our business is the approval by some state regulatory agencies of extended local area calling for incumbent local exchange carriers, converting otherwise competitive intrastate toll service to local service. Our business could be adversely affected by these or other developments.

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

       ICTC is subject to rate of return regulation by the Illinois Commerce Commission. Under such regulation, ICTC is allowed to earn up to a fixed rate of return on its equity. In the event that the Illinois Commerce Commission finds that ICTC has exceeded its authorized rate of return on equity, ICTC could be required to lower its customer rates or make refunds. While we believe ICTC will earn less than its authorized rate of return during the current monitoring period, we cannot assure you that the Illinois Commerce Commission will not, at some future date, find that ICTC has earned more than its authorized rate of return or that such a finding would not have a material adverse effect on us.

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

       Through our wholly owned subsidiaries, we engage in various direct marketing, telemarketing and fund-raising activities. Most states have laws that govern these activities. In states that regulate such activities, several types of restriction have been imposed, either singly or in combination, including requirements to:

         o    register with state authorities
         o    post professional bonds
         o    file operational contracts with state authorities
         o    respect statutory waiting periods
         o    register employees with state authorities
         o    prohibit control over funds collected from such activities

       LOCAL GOVERNMENT AUTHORIZATIONS. We are required to obtain construction permits and licenses or franchises to install and expand our fiber optic communications networks using rights-of-way. Some local governments where we have installed or anticipate constructing networks are proposing and enacting ordinances regulating use of rights-of-way and imposing various fees in connection with such use. In some instances we have negotiated interim agreements to authorize installation of facilities pending resolution of the fee issue. In many markets, the local exchange carriers do not pay rights-of-way fees or pay fees that are substantially less than the fees we are required to pay. To the extent that competitors do not pay the same level of fees as us, we could be at a competitive disadvantage. We must also negotiate and enter into franchise agreements with local governments in order to operate our video services networks. We have franchises for our existing services, but will need additional franchises in order to expand into additional markets. If we fail to receive necessary permits or franchise agreements on commercially reasonable terms or are unable to obtain or maintain right-of-way authorization or license agreements, we could be materially adversely affected. If we lose a right-of-way, we could be required to remove our facilities from the right-of-way or abandon our network in place.

       RISK FACTORS

       In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward- looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those projected in our forward-looking statements.

       FLUCTUATIONS IN THE MARKET PRICE OF OUR CLASS A COMMON STOCK MAY MAKE IT MORE DIFFICULT FOR US TO RAISE CAPITAL.

       The market price of our Class A common stock is extremely volatile and has fluctuated over a wide range. These fluctuations may impair our ability to raise capital by offering equity securities. The market price may continue to fluctuate significantly in response to various factors, including:

         o   market conditions in the industry
         o   announcements and actions by competitors
         o   low trading volume
         o   quarterly variations in operating results or growth rates
         o   changes in estimates by securities analysts
         o   regulatory and judicial actions
         o   general economic conditions

       SEE "MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS--PRICE RANGE OF CLASS A COMMON STOCK."

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

       As of January 7, 2000, based on our anticipated capital requirements and growth projections as of that date, which projections include the pending merger with Splitrock, we estimate that we will require approximately $2.5 billion through 2002 to fund our planned capital expenditures and operating expenses. This estimate includes the projected costs of:

          o expanding our fiber optic communications network, including national and intra-city fiber optic networks
          o   adding voice and ATM switches
          o   expanding operations in existing and new markets
          o   developing wireless services
          o   funding general corporate expenses
          o   completing recent acquisitions
          o constructing, acquiring, developing or improving telecommunications assets

       Our estimate of future capital requirements is a "forward-looking statement" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as:

          o strategic acquisition costs and effects of acquisitions on our business plan, capital requirements and growth projections
          o   unforeseen delays
          o   cost overruns
          o   engineering design changes
          o   changes in demand for our services
          o   regulatory, technological or competitive developments
          o   new opportunities

       We also expect to evaluate potential acquisitions, joint ventures and strategic alliances on an ongoing basis. We may require additional financing if we elect to pursue any of these opportunities.

       Our projected additional funding need is approximately $900 million through 2002 based on the difference between existing cash balances and our business plan, capital requirements and growth projections. This projected additional funding assumes that the Splitock 11 3/4% senior notes due 2008, which are redeemable by the holders upon a change of control, will remain outstanding at the completion of our acquisition of Splitrock. We may meet any additional capital needs by issuing additional debt or equity securities or borrowing funds from one or more lenders. We cannot assure you that we will have timely access to additional financing sources on acceptable terms. If we do not, we may not be able to expand our markets, operations, facilities, network and services through acquisitions as currently intended. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

       WE EXPECT TO INCUR SIGNIFICANT LOSSES OVER THE NEXT SEVERAL YEARS.

       If we do not become profitable in the future, the value of our shares may fall and we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. Since January 1, 1995, our net losses applicable to common stock have been as follows:

                  PERIOD                              AMOUNT
                  ------                              ------
                   1995                         $   11.3 million
                   1996                         $   22.3 million
                   1997                         $   79.9 million
                   1998                         $  124.9 million
                   1999                         $  238.0 million

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

       WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES INTO OUR OPERATIONS, WHICH COULD SLOW OUR GROWTH.

       The integration of acquired companies into our operations involves a number of risks, including:

         o    difficulty integrating new operations and personnel
         o    diversion of management attention
         o potential disruption of ongoing business inability to retain key personnel
         o inability to successfully to incorporate new assets and rights into our service offerings
         o inability to maintain uniform standards, controls, procedures and policies
         o    impairment of relationships with employees, customers or vendors

       Failure to overcome these risks or any other problems encountered in connection with acquisition transactions could slow our growth or lower the quality of our services, which could reduce customer demand.

       CONTINUED RAPID GROWTH OF OUR NETWORK, SERVICES AND SUBSCRIBERS COULD BE SLOWED IF WE CANNOT MANAGE OUR GROWTH.

       We have rapidly expanded and developed our network, services and subscribers. This has placed and will continue to place significant demands on our management, operational and financial systems and procedures and controls. We may not be able to manage our anticipated growth effectively, which would harm our business, results of operations and financial condition. Further expansion and development will depend on a number of factors, including:

          o   cooperation of the existing local telephone companies
          o   regulatory and governmental developments
          o   changes in the competitive climate in which we operate
          o development of customer billing, order processing and network management systems
          o   availability of financing
          o   technological developments
          o   availability of rights-of-way, building access and antenna sites
          o   existence of strategic alliances or relationships
          o   emergence of future opportunities

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

       OUR HIGH LEVEL OF DEBT COULD LIMIT OUR FLEXIBILITY IN RESPONDING TO BUSINESS DEVELOPMENTS AND PUT US AT A COMPETITIVE DISADVANTAGE.

       We have substantial debt, which could adversely affect us in a number of ways, including:

          o   limiting our ability to obtain necessary financing in the future
          o limiting our flexibility to plan for, or react to, changes in our business
          o requiring us to use a substantial portion of our cash flow from operations to pay debt rather than for other purposes, such as working capital or capital expenditures
          o making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage
          o   making us more vulnerable to a downturn in our business

       As of December 31, 1999, we had $1.8 billion of long-term debt, $1.0 billion of redeemable convertible preferred stock issued and $1.1 billion of stockholders' equity. At the closing of our pending merger with Splitrock, we will assume approximately $261.0 million of additional debt. As a result, we expect our fixed charges to exceed our earnings for the foreseeable future. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

       COVENANTS IN DEBT INSTRUMENTS RESTRICT OUR CAPACITY TO BORROW AND INVEST, WHICH COULD IMPAIR OUR ABILITY TO EXPAND OR FINANCE OUR OPERATIONS.

       The indentures governing the terms of our long-term debt impose operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit or prohibit our ability to:

          o   incur additional debt
          o   pay dividends or make other distributions
          o   make investments or other restricted payments
          o   enter into sale and leaseback transactions
          o   pledge or mortgage assets
          o   enter into transactions with related persons
          o   sell assets
          o   consolidate, merge or sell all or substantially all of our assets

       If we fail to comply with these restrictions, all of our long-term debt could become immediately due and payable. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

       OUR ABILITY TO PAY CASH DIVIDENDS IS RESTRICTED.

       We have never paid any cash dividends on shares of our Class A common stock. We do not anticipate paying any cash dividends on shares of our Class A common stock for the foreseeable future. The indentures governing our debt prohibit us from paying such cash dividends. You should therefore not expect that cash dividends will be paid on shares of our Class A common stock. In addition, you should be aware that shares of our Series A preferred stock and Series B preferred stock carry rights to receive a cumulative dividend before any cash dividend may be paid on shares of our Class A common stock.

       OUR DEPENDENCE ON THE MEGABELLS TO PROVIDE MOST OF OUR COMMUNICATIONS SERVICES COULD MAKE IT HARDER FOR US TO OFFER OUR SERVICES AT A PROFIT.

       We depend on the MegaBells to provide most of our core local and some of our long distance services. Today, without using the communications facilities of these companies, we could not provide bundled local and long distance services to most of our customers. Because of this dependence, our communications services are highly susceptible to changes in the conditions for access to these facilities and we may therefore have difficulty offering our services at profitable and competitive rates.

       U S WEST and SBC/Ameritech are our primary suppliers of local lines to our customers and communications services that allow us to transfer and connect calls. Their communications facilities allow us to provide (1) local service, (2) long distance service and (3) private lines dedicated to our customers' use. If these or other companies deny or limit our access to their communications network elements or wholesale services, we may not be able to offer profitable communications services.

       Our plans to provide local service using our own communications network equipment also depend on the MegaBells. In order to interconnect our network equipment and other communications facilities to network elements controlled by the MegaBells, we must first negotiate and enter into interconnection agreements with them. Interconnection obligations imposed on the MegaBells by the Telecommunications Act of 1996 have been and continue to be subject to a variety of legal proceedings, which could affect our ability to obtain interconnection agreements on acceptable terms. We cannot assure you that we will succeed in obtaining interconnection agreements on terms that would permit us to offer local services using our own communications network facilities at profitable and competitive rates.

       ACTIONS BY MEGABELLS MAY MAKE IT MORE DIFFICULT FOR US TO OFFER OUR COMMUNICATIONS SERVICES.

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

       In 2000 U S West pursued legislation in Colorado which would deregulate its pricing and services. This legislation failed in the Colorado Senate. However, the Colorado legislative session for 2000 has not ended. We anticipate that U S WEST will continue to pursue legislation in Colorado and also pursue legislation in other states within our target market area to reduce state regulatory oversight over our rates and operations. If adopted, these initiatives could make it more difficult for us to challenge U S WEST's actions in the future.

       SBC/Ameritech has also introduced measures that may make it more difficult for us to offer certain types of communications services. For example, in 1998 and 1999, Ameritech assessed extra special construction charges to install service for our customers when we leased a line from them. Ameritech did not assess comparable charges to retail customers that ordered service directly from SBC/Ameritech, which puts us at a disadvantage. We have challenged or are challenging these actions by SBC/Ameritech before the applicable state public utility commissions. Though we have succeeded in two such challenges, we cannot assure you we will succeed in our challenges to these or other actions by SBC/Ameritech that would prevent or deter us from competing with them. If SBC/Ameritech can successfully charge us extraordinary costs to install service when it does not assess the same charges to retail customers, we may not be able to offer communications services in that location, which could harm our business.

       COMPETITION IN THE COMMUNICATIONS SERVICES INDUSTRY COULD CAUSE US TO LOSE CUSTOMERS AND REVENUE AND MAKE IT MORE DIFFICULT FOR US TO ENTER NEW MARKETS.

       We face intense competition in all of our markets. This competition could result in loss of customers and lower revenue for us. It could also make it more difficult for us to enter new markets. Existing local telephone companies, including U S WEST, SBC/Ameritech and GTE, currently dominate their local telecommunications markets. Three major competitors, AT&T, MCI WorldCom and Sprint, dominate the long distance market. Hundreds of other companies also compete in the long distance marketplace. AT&T, MCI WorldCom and Sprint also offer local telecommunications services in many locations.

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

       These and other firms may enter the markets where we focus our sales efforts, which may create downward pressure on the prices for our services and negatively impact our returns. Many of our existing and potential competitors have financial and other resources far greater than our own. In addition, the trend toward mergers and strategic alliances in the communications industry may strengthen some of our competitors and could put us at a significant competitive disadvantage.

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

       Our ability to successfully offer wireless services will also depend on a number of factors beyond our control, including:

          o   changes in communications service rates charged by other companies
          o changes in the supply and demand for wireless services due to competition with other wireline and wireless operators in the same geographic area
          o changes in the federal, state or local regulatory requirements affecting the operation of wireless systems
          o changes in wireless technologies that could render obsolete the technology and equipment we choose for our wireless services

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

       COMPUTER SYSTEMS MAY MALFUNCTION AND INTERRUPT OUR SERVICES IF WE OR OUR SUPPLIERS EXPERIENCE RESIDUAL EFFECTS FROM YEAR 2000 ISSUES.

       We and our major suppliers of communications services and network elements rely greatly on computer systems and other technological devices. Although we are not aware of the existence of any material adverse effect on our computer systems at the occurrence of the millennial date change, there may be latent problems that have not yet become apparent. Any such problem could cause any or all of our systems or services to malfunction or fail. If we, our major vendors, our material service providers or our customers do not recognize or resolve any latent year 2000 problems in a timely manner, our business, results of operations and financial condition could be adversely affected.

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

       Our future success depends on the continued employment of our senior management team, particularly Clark E. McLeod, our Chairman and Chief Executive Officer, Stephen C. Gray, our President and Chief Operating Officer and President and Chief Executive Officer - Local Services, and Roy A. Wilkens, our Chief Technology Officer and President and Chief Executive Officer - Data Services.

       FAILURE TO OBTAIN AND MAINTAIN NECESSARY PERMITS AND RIGHTS-OF-WAY COULD DELAY INSTALLATION OF OUR NETWORKS AND INTERFERE WITH OUR OPERATIONS.

       To obtain access to rights-of-way needed to install our fiber optic cable, we must reach agreements with state highway authorities, local governments, transit authorities, local telephone companies, other utilities, railroads, long distance carriers and other parties. The failure to obtain or maintain any rights-of-way could delay our planned network expansion, interfere with our operations and harm our business. For example, if we lose access to a right-of- way, we may need to spend significant sums to remove and relocate our facilities. SEE "--REGULATION--LOCAL GOVERNMENT AUTHORIZATIONS."

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

       PRESSURES.


       Our facilities and services are subject to federal, state and local regulation. The time and expense of complying with these regulations could slow down our expansion into new markets, increase our costs of providing services and subject them to additional competitive pressures. One of the primary purposes of the Telecommunications Act of 1996 was to open the local telephone services market to competition. While this has presented us with opportunities to enter local telephone markets, it also provides important benefits to the existing local telephone companies, such as the ability, under specified conditions, to provide out-of-region long distance service to customers in their regions. In addition, we need to obtain and maintain licenses, permits and other regulatory approvals in connection with some of our services. Any of the following could harm our business:

         o   failure to maintain proper federal and state tariffs
         o   failure to maintain proper state certifications
         o   failure to comply with federal, state or local laws and regulations
         o   failure to obtain and maintain required licenses and permits
         o burdensome license or permit requirements to operate in public rights-of-way
         o   burdensome or adverse regulatory requirements
         o   delays in obtaining or maintaining required authorizations

       FOR ADDITIONAL INFORMATION, SEE "--REGULATION."

       OUR MANAGEMENT AND PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT OWNERSHIP AND MAY HAVE DIFFERENT INTERESTS THAN THOSE OF OTHER STOCKHOLDERS.

       As of December 31, 1999, Alliant Energy Corporation, M/C Investors L.L.C., Media/Communications Partners III Limited Partnership, Richard and Gail Lumpkin and various trusts for the benefit of their family, Clark and Mary McLeod, and our directors and executive officers beneficially owned approximately 36.4% of the outstanding our Class A common stock. These stockholders may be able to control management policy and many corporate actions requiring a stockholder vote, including election of the board of directors. Conflicts of interest may arise between the interests of these stockholders and other stockholders. For example, the fact that these stockholders hold so much of our Class A common stock could make it more difficult for a third party to acquire us. You should expect these stockholders to resolve any conflicts in their favor.

       PREFERRED STOCKHOLDERS MAY HAVE COMPETING INTERESTS.

       Holders of our preferred stock have the ability to convert their shares into over 37 million shares of our Class A common stock. Potential conflicts of interest may arise between holders of our Class A common stock and holders of our preferred stock with respect to, among other things, the payment of dividends, conversion rights, asset dispositions or liquidation matters, and operation and financial decisions of our board of directors. In addition, the holders of our preferred stock have class voting rights on specified actions requiring stockholder approval. You should expect these stockholders to resolve any conflicts in their favor.

       SECONDARY SALES OF OUR CLASS A COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT ITS STOCK PRICE.

       The market price of our Class A common stock may fluctuate or decline significantly in the future as a consequence of sales by either existing holders of our Class A common stock or existing holders of our preferred stock who convert their shares into shares of Class A common stock.

       As of December 31, 1999, there were outstanding:

           o    157,587,012 million shares of our Class A common stock
           o 1,150,000 shares of our Series A preferred stock convertible into 9.9 million shares of our Class A common stock
           o 400,000 shares of our Series B and Series C preferred stock convertible into 27.4 million shares of our Class A common stock, all of which are held by three partnerships affiliated with Forstmann Little & Co.
           o options to purchase 35,070,056 million shares of our Class A common stock o 52,672,934 million shares of our Class A common stock owned by Alliant Energy, M/C Investors, Media/Communications Partners III, Richard and Gail Lumpkin and various trusts for the benefit of their family, Clark and Mary McLeod, and the directors and executive officers of McLeodUSA, all of which are eligible for sale in the public market either in accordance with Rule 144 under the Securities Act of 1933 or otherwise.
           o options held by Alliant Energy to purchase 2,601,376 shares of our Class B common stock convertible into 2,601,376 shares of our Class A common stock

       After consummation of the merger with Splitrock, an additional 30.6 million shares of our Class A common stock issued to the former stockholders of Splitock will be outstanding, as well as options and warrants to purchase an additional 2.8 million shares of our Class A common stock. These options and warrants will be fully exercisable upon consummation of the acquisition.

       EMPLOYEES

       As of December 31, 1999, we employed a total of 7,650 full-time employees and 925 part-time employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

       EXECUTIVE OFFICERS OF THE COMPANY

       The following is a list of our executive officers as of March 17, 2000, together with biographical summaries of their experience. The ages of the persons set forth below are as of December 31, 1999.

                NAME                         AGE                   POSITION(S) WITH COMPANY
                ----                         ---                   ------------------------
       Clark E. McLeod                       53         Chairman, Chief Executive Officer and Director
       Richard A. Lumpkin                    64         Vice Chairman and Director
       Stephen C. Gray                       41         President and Chief Operating Officer; President
                                                        and Chief Executive Officer - Local Services;
                                                        Director
       Roy A. Wilkens                        56         Chief Technology Officer; Chief Executive
                                                        Officer and President - Data Services; Director
       Blake O. Fisher, Jr.                  55         Group Vice President - Chief Planning &
                                                        Development Officer;  Director
       J. Lyle Patrick                       47         Group Vice President - Finance & Accounting;
                                                          Chief Financial & Accounting Officer
       Arthur L. Christoffersen              53         Group Vice President - Publishing Services
       Randall Rings                         37         Vice President, General Counsel and Secretary

       CLARK E. MCLEOD. Mr. McLeod founded McLeodUSA and has served as Chairman, Chief Executive Officer and a director since its inception in June 1991. His previous business venture, Teleconnect, an Iowa-based long distance telecommunications company, was founded in January 1980. Mr. McLeod served as Chairman and Chief Executive Officer of Teleconnect from January 1980 to December 1988, and from December 1988 to August 1990, he served as President of Telecom*USA, the successor to Teleconnect following its merger with SouthernNet, Inc. in December 1988. By 1990, Telecom*USA had become America's fourth largest long distance telecommunications company with nearly 6,000 employees. MCI purchased Telecom*USA in August 1990 for $1.25 billion.

       RICHARD A. LUMPKIN. Mr. Lumpkin has served as Vice Chairman and a director since September 1997. Mr. Lumpkin was elected as an officer and a director pursuant to the requirements of the CCI Merger Agreement. Mr. Lumpkin served as Chairman and Chief Executive Officer of Consolidated Communications Inc. from 1990 to September 24, 1997, the date CCI was acquired by McLeodUSA. He continues to serve as Chairman, Chief Executive Officer and President of Illinois Consolidated Telephone Company ("ICTC"), a wholly-owned subsidiary. From its formation in 1984 to 1990, Mr. Lumpkin served as President of CCI. From 1968 to 1990, Mr. Lumpkin held various executive positions at ICTC, including Vice President of Operations and Treasurer. He is a director of Ameren Corporation, an electric utility holding company, First Mid-Illinois Bancshares, Inc., a bank holding company, and its wholly-owned subsidiary First Mid-Illinois Bank & Trust, a bank. Mr. Lumpkin is Chairman of the Board of Illuminet Holdings, Inc., formerly USTN Holdings, Inc., a telecommunications company.

       STEPHEN C. GRAY. Mr. Gray serves as President and Chief Operating Officer of McLeodUSA and as President and Chief Executive Officer - Local Services. He has been a director since April 1993. Prior to joining McLeodUSA in 1992, Mr. Gray served from August 1990 to September 1992 as Vice President of Business Services at MCI, where he was responsible for MCI's local access strategy and for marketing and sales support of the Business Markets division. From February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for Telecom*USA, where his responsibilities included sales, marketing, key contract negotiations and strategic acquisitions and combinations. Before joining Telecom*USA, Mr. Gray held a variety of management positions with Williams Telecommunications Company, a long distance telephone company.

       ROY A. WILKENS. Mr. Wilkens serves as Chief Technology Officer of McLeodUSA and as President and Chief Executive Officer - Data Services, having joined the Company in January 2000. Mr. Wilkens has served as a director of McLeodUSA since June 1999. Mr. Wilkens was President of the Williams Pipeline Company when he founded WilTel Network Services as an operating unit of the Williams Companies, Inc., in 1985. He was founder/Chief Executive Officer of WilTel Network Services from 1985 to 1997. In 1995, WilTel Network Services was acquired by LDDS Communications, which now operates under the name WorldCom. Mr. Wilkens served as Vice Chairman of WorldCom until his retirement in 1997. In 1992, Mr. Wilkens was appointed by President George Bush to the National Security Telecommunications Advisory Council. He also has served as chairman of both the Competitive Telecommunications Association (CompTel) and the National Telecommunications Network. Mr. Wilkens is a director of Splitrock Services, Inc., Williams Communications Group, Orillion Corportion, Inc., UniDial Inc., TMNG, Inc. and Tachion Networks, Inc.

       BLAKE O. FISHER, JR. Mr. Fisher serves as Group Vice President - Chief Planning & Development Officer and has served as a director since October 1996. Mr. Fisher previously served in various executive positions at the Company including Regional President - Western Region, Executive Vice President, Corporate Administration and Chief Financial Officer and as Treasurer, having joined the Company in February 1996. He served as Executive Vice President and Chief Financial Officer of IES, a diversified electric utility holding company, from 1991 to 1996. Mr. Fisher served as one of IES' nominees on our Board from April 1993 to February 1996. Mr. Fisher also served as President of IES Utilities Inc. from February 1995 to February 1996. Prior to joining IES, Mr. Fisher held a variety of management positions with Consumers Power Company, an electric utility, including Vice President of Finance and Treasurer.

       J. LYLE PATRICK. Mr. Patrick was named Group Vice President and Chief Financial Officer in September 1998. Mr. Patrick served as Executive Vice President of Public Policy and Accounting from September 1997 to September 1998 with responsibility for financial, billing and other administrative functions of McLeodUSA, as well as directing regulatory and legislative efforts with various state and national agencies. From 1988 until September 1997, Mr. Patrick was Vice President and Chief Financial Officer of Consolidated Communications Inc. Mr. Patrick is a Certified Public Accountant and was a partner with Arthur Andersen LLP for the 14 years prior to his tenure with CCI. Mr. Patrick is a past Chairman of the CompTel Board of Directors, the national competitive telecommunications association. He is a past Chairman of the Illinois Telecommunications Association Board of Directors, and has served on various committees as well as the Board of Directors of the United States Telephone Association.

       ARTHUR L. CHRISTOFFERSEN. Mr. Christoffersen serves as Group Vice President - Publishing Services. He joined the Company in September 1996 when McLeodUSA acquired McLeodUSA Publishing. Mr. Christoffersen served as Chairman, President and Chief Executive Officer of McLeodUSA Publishing from November 1990, the date Mr. Christoffersen and other investors acquired McLeodUSA Publishing from MCI, and has continued to serve in that capacity following the acquisition of McLeodUSA Publishing by McLeodUSA. From December 1987 to August 1990, Mr. Christoffersen served as Executive Vice President and Chief Financial Officer of Teleconnect and its successor, Telecom*USA. From 1975 to 1987, Mr. Christoffersen held a variety of management positions, including Executive Vice President of Life Investors, Inc., a diversified financial services company.

       RANDALL RINGS. Mr. Rings has served as Vice President, Secretary and General Counsel of McLeodUSA since March 1998. From May 1996 to March 1998, he served as General Counsel of McLeodUSA Publishing, where he was responsible for its legal, legislative and regulatory affairs. Prior to 1996, Mr. Rings served as an Associate Attorney at March & McMillan, P.C., with a diverse legal practice which included business planning, commercial litigation, employment and environmental law, and representation of electric and telephone cooperatives. From November 1988 to June 1992, he served as Corporate Counsel to the Association of Illinois Electric Cooperatives, where he acted as its chief legal officer and advised electric and telephone cooperatives throughout Illinois on corporate, tax, employment and other legal matters.

       ITEM 2.  PROPERTIES.

       We own approximately 314 acres of land in southern Cedar Rapids, Iowa on which we have developed an office complex known as McLeodUSA Technology Park. Our headquarters buildings consist of a one-story, 160,000 square foot office building, a two-story, 320,000 square foot office building which also houses some of our telephone switching and computer equipment, and a 36,000 square foot maintenance building and warehouse. The total cost of the construction of our new headquarters buildings was approximately $35.6 million. We also own a 60,000 square foot office building in Mattoon, Illinois. In addition, we own 88 acres of undeveloped farm and forest land in southern Cedar Rapids, Iowa.

       We occupy 115,000 square feet of office space at our former headquarters in Cedar Rapids, Iowa, under leases expiring in March 2001 and 2005, and approximately 33,000 square feet of other office space in downtown Cedar Rapids under a lease expiring in 2010; 80,000 square feet of office space in St. Louis, Missouri under a lease expiring in 2009; and 100,000 square feet of office and warehouse space under construction in Des Moines, Iowa under a lease expiring in 2015. We also own or lease other offices or space at a number of locations, primarily for sales offices or network equipment installation.

       ITEM 3.  LEGAL PROCEEDINGS.

       We are not aware of any material litigation against McLeodUSA. We do, however, have various legal proceedings pending against us or on our behalf.

       We are involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the MegaBells. For example, we have filed complaints in both Colorado and Iowa challenging U S WEST's apparent practice of installing service for its own retail customers quicker than it installs service for our customers when new facilities are required. The Iowa regulatory agency determined that U S WEST was discriminating unfairly against us. We have also complained to three state commissions that Ameritech's practice of charging us extra fees to install service for our customers when we lease a line was unfair because Ameritech did not attempt to assess the same extra charges to its retail customers. Two state agencies have ruled that Ameritech's charges were not proper. The third complaint is pending.

       We anticipate the MegaBells will also pursue legislation in states within our target market area to reduce state regulatory oversight over its rates and operations. If adopted, these initiatives could make it more difficult for us to challenge the MegaBells' actions in the future.

       We cannot assure you we will succeed in our challenges to these or other actions by the MegaBells that would prevent or deter us from successfully competing with the MegaBells. SEE "BUSINESS--RISK FACTORS--OUR DEPENDENCE ON REGIONAL BELL OPERATING COMPANIES TO PROVIDE MOST OF OUR COMMUNICATIONS SERVICES COULD MAKE IT HARDER FOR US TO OFFER OUR SERVICES AT A PROFIT" AND "BUSINESS--RISK FACTORS-- ACTIONS BY U S WEST MAY MAKE IT MORE DIFFICULT FOR US TO OFFER OUR COMMUNICATIONS SERVICES."

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         PRICE RANGE OF CLASS A COMMON STOCK

         Our Class A common stock is quoted on The Nasdaq Stock Market's National Market System under the symbol "MCLD". The following table sets forth for the periods indicated the high and low sales price per share of our Class A common stock as reported by The Nasdaq Stock Market. Prices per share of McLeodUSA Class A common stock take into account the two-for-one stock split in the form of a stock dividend effective July 26, 1999 but do not reflect the three-for-one stock split to be effected in the form of a stock dividend announced February 29, 2000.

                     1997                                  HIGH         LOW
                     ----                                --------     -----
            First Quarter...........................    $   14.375  $   8.688
            Second Quarter .........................    $   17.125  $   8.188
            Third Quarter...........................    $   20.000  $  14.313
            Fourth Quarter..........................    $   20.875  $  16.000

                     1998
            First Quarter...........................    $   23.188  $  15.250
            Second Quarter..........................    $   24.156  $  19.000
            Third Quarter...........................    $   20.063  $  10.688
            Fourth Quarter..........................    $   19.250  $   7.625

                     1999
            First Quarter...........................    $   22.125  $  15.188
            Second Quarter..........................    $   30.958  $  21.844
            Third Quarter...........................    $   42.750  $  22.625
            Fourth Quarter..........................    $   63.375  $  36.625

         On March 17, 2000, the last reported sale price of our Class A common stock on The Nasdaq Stock Market was $ 92.8125 per share. On March 17, 2000, there were 4,415 holders of record of our Class A common stock and no holders of record of our Class B common stock, $.01 par value per share.

         DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock and do not anticipate paying these dividends in the foreseeable future. Restrictions contained in the indentures that govern the terms of our debt prohibit us from paying cash dividends on our common stock. Future dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions in financing agreements (including the indentures that govern the terms of our debt) and such other factors as our board of directors may deem relevant. In addition, shares of our Series A preferred stock and Series B preferred stock carry rights to receive a cumulative dividend before any cash dividend may be paid on shares of our Class A common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         RECENT SALES OF UNREGISTERED SECURITIES

         During the fourth quarter of 1999, we offered and sold the following equity securities that were not registered under the Securities Act of 1933, as amended:

         On December 22, 1999, we acquired One Stop Telecommunications Inc. in exchange for 623,359 shares of our Class A common stock.

         The issuance of securities described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transaction. All recipients had adequate access to information about us through their relationship with us or through information about us made available to them.

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

         The information in the following table reflects financial information for the following companies we have acquired:

                     ACQUIRED COMPANY                        DATE ACQUIRED

             MWR Telecom, Inc.                                 April 28, 1995
             Ruffalo, Cody & Associates, Inc.                   July 15, 1996
             Telecom*USA Publishing Group, Inc.              September 20, 1996
             Consolidated Communications Inc.                September 24, 1997
             Ovation Communications, Inc.                      March 31, 1999

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

         The information in the table also reflects the following debt and equity securities that we have issued:

                 DESCRIPTION OF SECURITIES                 PRINCIPAL AMOUNT        DATE ISSUED

     10 1/2% senior discount notes due March 1, 2007         $500 million         March 4, 1997
     9 1/4% senior notes due July 15, 2007                   $225 million         July 21, 1997
     83/8% senior notes due March 15, 2008                   $300 million         March 10, 1998
     9 1/2% senior notes due November 1, 2008                $300 million         October 30, 1998
     81/8 % senior notes due February 15, 2009               $500 million         February 22,1999
     Series A preferred stock                                $287 million         August 23, 1999
     Series B preferred stock                                $687 million         September 15, 1999
     Series C preferred stock                                $313 million         September 15, 1999

         The operations statement data and other financial data in the table include the effects of the issuances beginning on the dates the securities were issued. The balance sheet data in the table include the effects of these issuances at the end of the periods presented, beginning with the period in which they occurred.

                                                 (TABLE BEGINS ON THE NEXT PAGE)


                                 Selected Consolidated Financial Data of McLeodUSA

                                       (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                              1995         1996          1997           1998          1999
                                          ----------    ---------     ----------     -----------    -----------

OPERATIONS STATEMENT DATA:
   Revenue ........................   $    28,998    $    81,323    $   267,886    $   604,146    $   908,792
                                          ----------    ---------     ----------     -----------    -----------
   Operating expenses:
     Cost of service ..............        19,667         52,624        151,190        323,208        457,085
     Selling, general and
        Administrative ............        18,054         46,044        148,158        260,931        392,687
     Depreciation and
        Amortization ..............         1,835          8,485         33,275         89,107        190,695

     Other ........................          --            2,380          4,632          5,575           --
                                          ----------    ---------     ----------     -----------    -----------
     Total operating
        Expenses ..................        39,556        109,533        337,255        678,821      1,040,467
                                          ----------    ---------     ----------     -----------    -----------
   Operating loss .................       (10,558)       (28,210)       (69,369)       (74,675)      (131,675)

   Interest income (expense),
     Net ..........................          (771)         5,369        (11,967)       (52,234)       (94,244)

     Other income .................          --              495          1,426          1,997          5,637
   Income taxes ...................          --             --             --             --             --
                                          ----------    ---------     ----------     -----------    -----------
   Net loss .......................       (11,329)       (22,346)       (79,910)      (124,912)      (220,282)
   Preferred stock dividends ......          --             --             --             --          (17,727)
                                          ----------    ---------     ----------     -----------    -----------
   Loss applicable to common stock    $   (11,329)   $   (22,346)   $   (79,910)   $  (124,912)   $  (238,009)
                                          ==========    =========     ==========     ===========    ===========
   Loss per common share ..........   $     (0.20)   $     (0.28)   $     (0.73)   $     (0.99)   $     (1.61)
                                          ==========    =========     ==========     ===========    ===========
   Weighted average common
     shares outstanding ...........        56,008         81,012        109,948        125,614        147,710
                                          ==========    =========     ==========     ===========    ===========




                                                                     DECEMBER 31,
                                          ---------------------------------------------------------------------
                                              1995         1996          1997           1998          1999
                                          ----------    ---------     ----------     -----------    -----------
BALANCE SHEET DATA:
   Current assets .................   $     8,507    $   224,401    $   517,869    $   793,192    $ 1,569,473
   Working capital (deficit) ......   $    (1,208)   $   185,968    $   378,617    $   613,236    $ 1,272,794
   Property and equipment, net ....   $    16,119    $    92,123    $   373,804    $   629,746    $ 1,270,032
   Total assets ...................   $    28,986    $   452,994    $ 1,345,652    $ 1,925,197    $ 4,203,147
   Long-term debt .................   $     3,600    $     2,573    $   613,384    $ 1,245,170    $ 1,763,775
   Redeemable convertible preferred
      stock .......................   $      --      $      --             --             --      $ 1,000,000
   Stockholders' equity ...........   $    14,958    $   403,429    $   559,379    $   462,806    $ 1,108,542



                                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                              1995         1996          1997           1998          1999
                                          ----------    ---------     ----------     -----------    -----------
                                         (unaudited)   (unaudited)    (unaudited)    (unaudited)    (unaudited)
OTHER FINANCIAL DATA:
   Capital expenditures, includ-
     ing business acquisitions......      $   14,697     $173,782         $ 601,137    $  339,660    $1,316,629
   EBITDA(1)........................      $   (8,723)    $(17,345)        $ (31,462)   $   20,007    $   59,020


----------------------------
  (1) EBITDA consists of operating loss before depreciation, amortization and other nonrecurring operating expenses. We have included EBITDA data because it is a measure commonly used in the industry. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE OTHER FINANCIAL DATA APPEARING ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

We derive most of our revenue from:

o our core business of providing local, long distance and related communications services to end users, typically in a bundled package

o    the sale of advertising space in telephone directories

o traditional local telephone company services through the operation of Illinois Consolidated Telephone Company ("ICTC") in east central Illinois and Dakota Telecommunications Group, Inc. in southeast South Dakota

o communications facilities and services dedicated for a particular customer's use

We also derive revenue from:

o    communications network maintenance services

o    telephone equipment sales, leasing, service and installation

o    video services

o    telemarketing services

o    computer networking services

o other communications services, including cellular, operator, payphone and paging services.

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

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                       1999     1998    1997
                                                      ------   ------  ------
Local and long distance
communications service..............................    50%      45%      41%
Telephone directory advertising ....................    23       24       30
Traditional local telephone company services .......     9       11        6
Dedicated facilities and services ..................     9        7        6
Network maintenance and equipment services .........     4        5        8
Telemarketing services .............................     2        3        5
Other communications services ......................     3        5        4
                                                        ----    ----      ----
                                                        100%    100%      100%
                                                        ====    ====      ====


We began offering local and long distance services to business customers in January 1994. At the end of 1995, we began offering, on a test basis, long distance services to residential customers. In June 1996, we began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of communications services that includes local and long distance service, voice mail, Internet access and travel card services. Since June 1996, we have expanded the states in which we offer service to business customers to include Iowa, Illinois, Indiana, Michigan, Minnesota, Nebraska, Wisconsin, North Dakota, South Dakota, Colorado, Missouri, Utah, Nebraska, Washington, Ohio and Wyoming. We also expanded our residential service to additional cities in Iowa and Illinois and began offering the service to customers in North Dakota, South Dakota, Wisconsin, Wyoming, Colorado and Michigan. We plan to continue our efforts to market and provide local, long distance and other communications services to business customers and market our service to residential customers.

Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from the MegaBells, costs to terminate the long distance calls of our customers through long distance carriers, costs of printing and distributing telephone directories and costs associated with maintaining the Iowa Communications Network. The Iowa Communications Network is a fiber optic communications network that links many schools, libraries and other public buildings in the State of Iowa. SG&A consists of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization include depreciation of our telecommunications network and equipment; amortization of goodwill and other intangibles related to our acquisitions, amortization expense related to the excess of estimated fair market value in aggregate of options over the aggregate exercise price of such options granted to some of our officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the regional Bell operating companies to our local telecommunications service.

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

For a description of other important factors relating to our business, SEE "BUSINESS - RISK FACTORS."

YEAR ENDED 1999 COMPARED WITH YEAR ENDED 1998

Total revenue increased from $604.1 million for the year ended December 31, 1998 to $908.8 million for the year ended December 31, 1999, representing an increase of $304.7 million or 50%. The increase was due to the many acquisitions completed in 1999 and 1998 as well as the increase in local and long distance customers. Revenue from the sale of local and long distance communications services accounted for $184.8 million of this increase, including $96.2 million contributed by Dakota Telecommunications Group, Inc., Ovation Communications, Inc., and Access Communications Holdings, Inc. which were acquired on March 5, 1999, March 31, 1999 and August 13, 1999, respectively. Local exchange services increased by $10.6 million over 1998, including $7.5 million contributed by DTG. Private line and data revenues accounted for $40.0 million of increased revenues over 1998, including $21.7 million contributed by DTG, Ovation and Access. Network maintenance and equipment revenue increased $3.4 million over 1998, including $1.5 million contributed by DTG. Other communications revenue represented $2.3 million of the increase in revenues. Directory revenues increased $64.3 million from 1998 to 1999 due mainly to revenues from new directories acquired in 1999. Telemarketing revenues in 1999 decreased $0.7 million when compared to 1998.

Cost of service increased from $323.2 million for 1998 to $457.1 million for 1999, representing an increase of $133.9 million or 41%. This increase in cost of service was due primarily to the growth in our local and long distance communications services and to the acquisitions of DTG, Ovation and Access, which contributed an aggregate of $56.4 million to the increase. Cost of service as a percentage of revenue decreased from 54% for 1998 to 50% for 1999, as a result of these acquisitions and as a result of reductions in the cost of providing local and long distance services as a percentage of local and long distance communications revenue, which decreased from 75% in 1998 to 65% in 1999. This decrease was primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the regional Bell operating companies and reduced long distance costs resulting from migration of over 84% of customer long distance traffic to our fiber optic communications network.

SG&A increased from $260.9 million for the year ended December 31, 1998 to $392.7 million for the year ended December 31, 1999, an increase of $131.8 million or 51%. The acquisitions of Talking Directories Inc. and Info America Phone Books, Inc. (collectively, "Talking Directories"), DTG, Ovation and Access contributed an aggregate of $82.6 million to the increase. Also contributing to this increase were increased costs of $49.2 million primarily related to expansion of selling, customer support and administration activities to support our growth.

Depreciation and amortization expenses increased from $89.1 million for the year ended December 31, 1998 to $190.7 million for the year ended December 31, 1999, representing an increase of $101.6 million or 114%. This increase consisted of $55.9 million related to the acquisitions of Talking Directories, DTG, Ovation and Access and $45.7 million due primarily to the growth of our communications network.

Other operating expenses in 1998 represented the amortization of capitalized costs associated with Consolidated Communications Directories in progress at the time we acquired CCI in 1997. This amortization did not exist in 1999.

Interest income increased from $26.0 million for the year ended December 31, 1998, to $42.6 million in 1999. This increase resulted from a higher average investment balance during 1999 as a result of our 81/8% senior notes offering in February 1999 and from our preferred stock issuances in August and September 1999.

Gross interest incurred increased from $88.9 million for the year ended December 31, 1998 to $159.9 million in 1999. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $3.8 million and an increase of interest of $63.7 million as the result of the issuance of our 9 1/4% senior notes, 83/8% senior notes, 9 1/2% senior notes and 81/8% senior notes. Interest expense of approximately $23.0 million and $8.1 million was capitalized as part of our construction of fiber optic communications network during 1999 and 1998, respectively. In addition, interest expense of approximately $2.6 million was capitalized as part of our operating facilities building construction and our software development in 1998, with no corresponding amount in 1999.

Net loss applicable to common shares increased from $124.9 million for the year ended December 31, 1998 to $238.0 million for the year ended December 31, 1999, an increase of $113.1 million. This increase resulted primarily from the following three factors: the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions; and net interest expense on indebtedness to fund market expansion, network development and acquisitions.

YEAR ENDED 1998 COMPARED WITH YEAR ENDED 1997

Total revenue increased from $267.9 million for the year ended December 31, 1997 to $604.1 million for the year ended December 31, 1998, representing an increase of $336.2 million or 125%. Revenue from the sale of local and long distance communications services accounted for $161.2 million of this increase, including $58.1 million contributed by CCI. Local exchange services generated by ICTC increased by $51.7 million over 1997. Private line and data revenues accounted for $22.9 million of increased revenues over 1997, which was primarily attributable to the acquisition of CCI. Network maintenance and equipment revenue increased $11.9 million over 1997 due primarily to the acquisitions of various directories and other telecommunication businesses. Other communications revenue, which was due almost entirely to the acquisition of CCI, represented $17.9 million of the increase in revenues. Directory revenues increased $63.8 million from 1997 to 1998 due to revenues from new directories acquired in 1998 and the acquisition of CCI. The $6.8 million increase in telemarketing revenues from 1997 to 1998 was due almost entirely to the acquisition of CCI.

Cost of service increased from $151.2 million for 1997 to $323.2 million for 1998, representing an increase of $172.0 million or 114%. This increase in cost of service was due primarily to the growth in our local and long distance communications services and to the acquisitions of various directories and other telecommunications businesses, which contributed an aggregate of $109.7 million to the increase. Cost of service as a percentage of revenue decreased from 56% for 1997 to 54% for 1998, as a result of these acquisitions and as a result of reductions in the cost of providing local and long distance services as a percentage of local and long distance communications revenue, which decreased from 84% in 1997 to 75% in 1998. This decrease was primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the MegaBells and reduced long distance costs resulting from migration of over 60% of customer long distance traffic to our fiber optic communications network.

SG&A increased from $148.2 million for the year ended December 31, 1997 to $260.9 million for the year ended December 31, 1998, an increase of $112.7 million or 76%. The acquisitions of various directories and other telecommunications businesses contributed an aggregate of $61.9 million to the increase. Also contributing to this increase were increased costs of $50.8 million primarily related to expansion of selling, customer support and administration activities to support our growth.

Depreciation and amortization expenses increased from $33.3 million for the year ended December 31, 1997 to $89.1 million for the year ended December 31, 1998, representing an increase of $55.8 million or 168%. This increase consisted of $38.1 million related to the acquisitions of various directories and other telecommunication businesses, and $17.7 million due primarily to the growth of our communications network.

Other operating expenses represented the amortization of capitalized costs associated with CCD directories in progress at the time we acquired CCI.

Interest income increased from $22.7 million for the year ended December 31, 1997, to $26.0 million in 1998. This increase resulted from increased earnings on investments made with the remaining proceeds from our debt offerings in March and July 1997 and the proceeds from our offerings of 83/8% senior notes and 9 1/2% senior notes in March and October 1998, respectively.

Gross interest incurred increased from $39.0 million for the year ended December 31, 1997 to $88.9 million in 1998. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $8.4 million and an increase of interest of $36.0 million as the result of the issuance of our 9 1/4% senior notes, 83/8% senior notes and 9 1/2% senior notes. Interest expense of approximately $8.1 million and $4.4 million was capitalized as part of our construction of fiber optic communications network during 1998 and 1997, respectively. In addition, interest expense of approximately $2.6 million was capitalized as part of our operating facilities building construction and our software development in 1998, with no corresponding amount in 1997.

Net loss applicable to common shares increased from $79.9 million for the year ended December 31, 1997 to $124.9 million for the year ended December 31, 1998, an increase of $45.0 million. This increase resulted primarily from the following three factors:

o the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues

o the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions

o net interest expense on indebtedness to fund market expansion, network development and acquisitions

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from $1.9 billion at December 31, 1998 to $4.2 billion at December 31, 1999, primarily due to the net proceeds from our offering of 8 1/8% senior notes of $485.8 million, our offering of Series B and C redeemable, convertible preferred stock of $998.7 million and our offering of Series A preferred stock of $278.1 million. At December 31, 1999, our current assets of $1,569.5 million exceeded our current liabilities of $296.7 million, providing working capital of $1,272.8 million, which represents an increase of $659.5 million compared to December 31, 1998, primarily attributable to the net proceeds from our offerings of 81/8% senior notes and the Series A, B and C preferred stock issuances. At December 31, 1998, our current assets of $793.2 million exceeded current liabilities of $179.9 million, providing working capital of $613.3 million.

Net cash used in operating activities totaled $42.2 million for the year ended December 31, 1999 and $22.5 million for the year ended December 31, 1998. During the year ended December 31, 1999, cash for operating activities was used primarily to fund our net loss of $220.3 million for such period. As a result of the expansion of our local and long distance communications services, we also required cash to fund:

o    growth in trade receivables of $20.7 million

o    growth in inventory of $12.7 million

o    increases in deferred expenses of $4.0 million

o    deferred line installation costs of $27.2 million

o    decreases in accounts payable and accrued expenses of $16.9 million

These amounts were partially offset by:

o    decreases in prepaid and other expenses of $10.2 million

o    increases in deferred revenue of $10.5 million

o    increases in customer deposits of $9.3 million

o    cumulative non-cash expenses of $229.6 million

During the year ended December 31, 1998, cash for operating activities was used primarily to fund our net loss of $124.9 million for such period. We also required in 1998 cash to fund the growth in accounts receivable, inventory, prepaid expenses and other and deferred line installation costs of $6.4 million, $8.2 million, $34.3 million and $13.6 million, respectively, offset by a decrease in deferred expenses of $.9 million and increases in accounts payable and accrued expenses of $32.2 million, deferred revenues of $4.6 million, customer deposits of $4.1 million and cumulative non-cash expenses of $123.1 million.

Net cash used in investing activities totaled $1,550.9 million during the year ended December 31, 1999 and $423.9 million during the year ended December 31, 1998. The expansion of our local and long distance communications services, development and construction of our fiber optic communications networks and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $599.7 million and $289.9 million during the years ended December 31, 1999 and 1998, respectively. We also used cash of $1,247.3 million to acquire available-for-sale securities during the year ended December 31, 1999, offset by proceeds from sales and maturities of available-for-sale securities of $535.8 million during the period. During the year ended December 31, 1998, we used $607.4 million to acquire available-for-sale securities partially offset by net the sales and maturities of available-for-sale securities of $506.4 million during the period.

During the year ended December 31, 1999, we used an aggregate of $230.8 million cash in addition to shares of our Class A common stock to acquire:

     o    the capital stock of Talking Directories in February 1999

     o    the capital stock of Dakota Telecommunications, Inc. in March 1999

     o    the capital stock of Ovation Communications, Inc. in March 1999

     o    the capital stock of Access Communications in August 1999

During the year ended December 31, 1998, we used an aggregate of $27.8 million cash to acquire various directories and other telecommunication businesses.

Net cash received from financing activities was $1,464.9 million during the year ended December 31, 1999, primarily as a result of our offering of 81/8% senior notes, our offering of Series B and C redeemable, convertible preferred stock, and our offering of Series A preferred stock. Net cash received from financing activities during the year ended December 31, 1998 was $569.6 million and was primarily obtained from our offerings of 83/8% senior discount notes in March 1998 and 9 1/2% senior notes in October 1998.

1999 FINANCINGS. On February 22, 1999, we completed an offering of $500 million aggregate principal amount of our 81/8% senior notes in which we received net proceeds of approximately $485.8 million. Interest on the 81/8% senior notes accrues at the rate of 81/8% per annum and is payable in cash semi-annually in arrears on February 15 and August 15.

Our 10 1/2% senior discount notes, 9 1/4% senior notes, 83/8% senior notes, 9 1/2% senior notes and 81/8% senior notes are senior unsecured obligations of McLeodUSA ranking PARI PASSU in right of payment with all other existing and future senior unsecured obligations of McLeodUSA and senior to all existing and future subordinated debt of McLeodUSA. The 10 1/2% senior discount notes, 9 1/4% senior notes, 83/8% senior notes, 9 1/2% senior notes and 81/8% senior notes are effectively subordinated to all existing and future secured indebtedness of McLeodUSA and our subsidiaries to the extent of the value of the assets securing such indebtedness. The 10 1/2% senior discount notes, 9 1/4% senior notes, 83/8% senior notes, 9 1/2% senior notes and 81/8% senior notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of our subsidiaries.

The indentures governing our 10 1/2% senior discount notes, 9 1/4% senior notes, 83/8% senior notes, 9 1/2% senior notes and 81/8% senior notes impose operating and financial restrictions on our subsidiaries and us. These restrictions affect, and in many cases significantly limit or prohibit, among other things, our and our subsidiaries' ability to:

     o    incur additional indebtedness

     o pay dividends or make distributions in respect of our or our subsidiaries' capital stock

     o    redeem capital stock

     o    make other restricted payments

     o    enter into sale and leaseback transactions

     o    create liens upon assets

     o    enter into transactions with affiliates or related persons

     o    sell assets

     o    consolidate, merge or sell all or substantially all of our assets

We cannot assure you that such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our interests.

We issued one million shares of our Series A preferred stock, par value $.01 per shares ("Series A preferred stock"), on August 11, 1999 and an additional 150,000 shares on August 23, 1999. Net proceeds from the financing amounted to approximately $277.3 million. Holders of Series A preferred stock are entitled to receive cumulative dividends at an annual rate of 6.75% of the liquidation preference payable quarterly on each February 15, May 15,

August 15 and November 15. The quarterly dividend is $4.21875 per share, payable at our option in cash or shares of our Class A common stock. Series A preferred stock is convertible at the option of its holder, unless previously redeemed, at any time, into shares of our Class A common stock at a conversion rate of
8.60289 shares of Class A common stock for each share of Series A preferred stock (representing a conversion price of $29.06 per share of Class A common stock), subject to adjustment in certain events including our recently announced three-for-one stock split. In addition, if on or after August 15, 2002, the closing price of our Class A common stock has equaled or exceeded 135% of the conversion price for at least 20 out of 30 consecutive business days, we will have the option to convert all of the Series A preferred stock into Class A common stock at the then current conversion rate. The holders of the Series A preferred stock will not be entitled to any voting rights unless payments of dividends on the Series A preferred stock are in arrears and unpaid for an aggregate of six or more quarterly dividend payments.

We issued on September 15, 1999 (the "Issue Date") 275,000 shares of Series B preferred stock, par value $.01 per share, ("Series B preferred stock") and 125,000 shares of Series C preferred stock, par value $.01 per share, ("Series C preferred stock" and together with the Series B preferred stock, the "Preferred Shares") through a private offering. Net proceeds from the financing amounted to approximately $1 billion. The Preferred Shares are redeemable on a proportionally equal basis, in whole or in part, by us at any time following the seventh anniversary of the Issue Date; or by the holders within 180 days following the tenth anniversary of the Issue Date. The Preferred Shares are convertible on a proportionally equal basis, at the Series B holders option, in whole or in part at any time into Class A common stock. Each share of Series B preferred stock is entitled to receive a quarterly dividend based on its liquidation preference. Dividends are cumulative and payable quarterly on March 31, June 30, September 30, and December 31. If prior to the fifth anniversary of the Issue Date we pay a dividend on our Class A common stock, holders of the Preferred Shares shall be entitled to receive an equivalent dividend calculated on a common stock equivalent basis as if the Preferred Shares had been converted into Class A common stock. Holders of Series B preferred stock are not entitled to voting rights other than the right to vote as a series for the election of two additional members to the Board of Directors. Board representation decreases as the outstanding shares of the Series B preferred stock decreases. Holders of Series C preferred stock are not entitled to voting rights other than the right to vote as a series for the election of one observer to the Board of Directors. Board representation decreases as the outstanding shares of the Series C preferred stock decreases. The Series B and Series C preferred stock rank on a parity with the Series A preferred stock with respect to dividend rights and rights on liquidation.


1998 FINANCINGS. On March 16, 1998, we completed an offering of $300 million aggregate principal amount of our 83/8% senior notes in which we received net proceeds of approximately $291.9 million. Interest on the 83/8% senior notes accrues at the rate of 83/8% per annum and is payable in cash semi-annually in arrears on March 15 and September 15. The 83/8% senior notes are redeemable at our option, in whole or in part, at any time on or after March 15, 2003 at 104.188% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 15, 2006. In the event of specified equity investments in McLeodUSA by specified strategic investors on or before March 15, 2001, we may, at our option, use all or a portion of the net proceeds from such sale to redeem up to 331/3% of the original principal amount of the 83/8% senior notes at a redemption price equal to 108.375% of their principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, provided that at least 662/3% of the original principal amount of the 83/8% senior notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a "Change of Control" (as defined in the indenture governing the

8 3/8% senior notes) of McLeodUSA, each holder of 83/8% senior notes will have the right to require us to repurchase all or any part of such holder's 83/8% senior notes at a purchase price equal to 101% of the principal amount of the 83/8% senior notes tendered by such holder plus accrued and unpaid interest, if any, to any "Change of Control Payment Date" (as defined in the indenture governing the 83/8% senior notes). The 83/8% senior notes will mature on March 15, 2008.

On October 30, 1998, we completed an offering of $300 million aggregate principal amount of our 9 1/2% senior notes in which we received net proceeds of approximately $291.9 million. Interest on the 9 1/2% senior notes accrues at the rate of 9 1/2% per annum and is payable in cash semi-annually in arrears on November 1 and May 1. The 9 1/2% senior notes are redeemable at our option, in whole or in part, at any time on or after November 1, 2003 at 106.75% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after November 1, 2008. In the event of specified equity investments in McLeodUSA by specified strategic investors on or before November 1, 2001, we may, at our option, use all or a portion of the net proceeds from such sale to redeem up to 331/3% of the original principal amount of the 9 1/2% senior notes at a redemption price equal to 111.5% of their principal amount plus accrued and unpaid interest, if any, to but excluding the redemption date, provided that at least 662/3% of the original principal amount of the 9 1/2% senior notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a "Change of Control" (as defined in the indenture governing the 9 1/2% senior notes) of McLeodUSA, each holder of 9 1/2% senior notes will have the right to require us to repurchase all or any part of such holder's 9 1/2% senior notes at a purchase price equal to 101% of the principal amount of the 9 1/2% senior notes tendered by such holder plus accrued and unpaid interest, if any, to any "Change of Control Payment Date" (as defined in the indenture governing the 9 1/2% senior notes). The 9 1/2% senior notes will mature on November 1, 2008.

RECENT EVENTS.

THE SPLITROCK MERGER AGREEMENT. On January 6, 2000, we entered into an Agreement and Plan of Merger (as amended, the "Splitrock Merger Agreement") with Splitrock Services, Inc., a Delaware corporation and Splitrock Holdings, Inc., a Delaware corporation (together "Splitrock"), and certain stockholders of Splitrock pursuant to which a newly formed wholly owned subsidiary of McLeodUSA will be merged with and into Splitrock (the "Splitrock Merger"). As a result of the Splitrock Merger, each share of Splitrock's common stock will be converted into
 .5347 shares of McLeodUSA Class A common stock. A Splitrock stockholder will also receive a cash payment for any fractional share of Class A common stock as specified in the Splitrock Merger Agreement. We estimate that we will issue approximately 30.6 million shares of Class A common stock to effect the Splitrock Merger. We will also assume $261.0 million in Splitrock debt. In addition, under the terms of the Splitrock Merger Agreement, each option or warrant to purchase Splitrock common stock issued under Splitrock's stock option plan or granted under the Warrant Agreement will become or be replaced by an option or warrant to purchase a number of shares of Class A common stock equal to the number of shares of Splitrock common stock that could have been purchased under the Splitrock stock option plan or warrant agreement multiplied by the
 .5347 exchange ratio used to convert Splitrock common stock into Class A common stock. The share data has not been adjusted for the three-for-one stock split scheduled to be distributed on April 24, 2000.

Consummation of the Splitrock Merger is subject to the satisfaction of certain conditions, including (i) approval of the Splitrock Merger Agreement by the Splitrock stockholders, (ii) approval of the amendment to the certificate of incorporation of McLeodUSA that will increase the number of authorized shares of the Company's Class A common stock, (iii) the approval of the issuance of shares of the Company's Class A common stock for the Splitrock merger, and (iv) certain other customary conditions. Both the Company and Splitrock may terminate the Splitrock Merger Agreement if the Splitrock Merger has not been consummated by July 30, 2000. Certain stockholders of Splitrock holding in the aggregate approximately 52.3% of the voting power attributable to Splitrock's common stock have agreed to vote all of their shares in favor of the Splitrock Merger at a meeting of the stockholders of Splitrock.

THREE-FOR-ONE STOCK SPLIT. We announced on February 29, 2000 a three-for-one stock split in the form of a stock dividend. The record date for the stock split will be April 4, 2000. Stockholders of record at market close on that date will receive two additional shares of McLeodUSA Class A common stock for each share of Class A common stock held. Distribution of the additional shares will take place on April 24, 2000. The three-for-one split is subject to stockholder approval of an amendment to the McLeodUSA certificate of incorporation to increase the number of authorized shares. An amendment to accomplish this increase is scheduled to be considered at the March 30, 2000 Special Meeting of the McLeodUSA stockholders.

OTHER. We need significant capital to continue to expand our operations, facilities, network and services. We cannot assure you that our capital resources will permit us to fund our planned network deployment and operations or achieve operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some of our expansion plans or expenditures, which could have a material adverse effect on our business, results of operations or financial condition.

As of January 7, 2000, based on our business plan, capital requirements and growth projections as of that date, we estimated that we would require approximately $2.5 billion through 2002. Our estimated aggregate capital requirements include the projected costs of:

     o building our fiber optic communications network, including intra-city fiber optic communications networks
     o    adding voice and ATM switches
     o    expanding operations in existing and new markets
     o    developing wireless services
     o    funding general corporate expenses
     o    completing recent and pending acquisitions
     o constructing, acquiring, developing or improving telecommunications assets

The estimated costs and incremental capital needs associated with the acquisitions of Splitrock is included in our estimated aggregate capital requirements.

We expect to use the following to address our capital needs:

     o approximately $1,261.0 million of cash and investments on hand at December 31, 1999
     o    additional issuances of debt or equity securities
     o    projected operating cash flow

Our estimate of future capital requirements is a forward-looking statement within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as:

     o strategic acquisition costs and effects of acquisitions on our business plan, capital requirements and growth projections
     o    unforeseen delays
     o    cost overruns
     o    engineering design changes
     o    changes in demand for our services
     o    regulatory, technological or competitive developments
     o    new opportunities

We also expect to evaluate potential acquisitions, joint ventures and strategic alliances on an ongoing basis. We may require additional financing if we pursue any of these opportunities. Accordingly, we may need additional capital to continue to expand our markets, operations, facilities, network and services.

Our projected additional funding need is approximately $900 million through 2002 based on the difference between existing cash balances and the combined McLeodUSA and Splitrock business plan, capital requirements and growth projections. This projected additional funding need assumes that the Splitrock 11 3/4% senior notes due 2008, which are redeemable by the holders upon a change of control, will remain outstanding at the completion of the Splitrock Merger.

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


MARKET RISK

SEE ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

RESULTS OF THE YEAR 2000 DATE CONVERSION ISSUE

The Year 2000 conversion issue, which involved the millennial date change from 1999 to 2000, threatened to impact computer programs and hardware timers using two digits (rather than four) to define the applicable year. Prior to the end of 1999, we completed our review of our system readiness for the processing of date-sensitive information by our computerized information systems. Upon the occurrence of the millennial date change, none of our computer systems appeared to suffer material adverse effects from the Year 2000 conversion.

We incurred costs arising from our Year 2000 readiness process in the amount of $6.3 million. Our review and related Year 2000 readiness activities did not cause us to defer or forego, to any material degree, any other critical Information Technology project.

You should be aware that there is the possibility of latent defects or issues related to the Year 2000 conversion issue that could result in future miscalculations or system failures. If we, our major vendors, our material service providers or our customers fail to identify and address any latent Year 2000 issues in a timely manner, such failure could have a material adverse effect on our business, results of operations and financial condition. We depend on local exchange carriers, primarily the MegaBells, to provide most of our local and some of our long distance services. To the extent U S WEST and SBC/Ameritech fail to address latent Year 2000 issues which might interfere with their ability to fulfill their obligations to us, such interference could have a material adverse effect on our future operations. If other telecommunications carriers are unable to resolve such issues, it is likely that we will be affected to a similar degree as others in the telecommunications industry.

EFFECTS OF NEW ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company does not expect the impact of the adoption of SFAS 133 to be material to its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 1999, we recorded our marketable equity securities at a fair value of $89.7 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $9 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of our long-term debt obligations are fixed rate obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, including our consolidated balance sheets as of December 31, 1999 and 1998, consolidated statements of operations and comprehensive income for the years ended December 31, 1999, 1998 and 1997, consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997, consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997, and notes to our consolidated financial statements, together with a report thereon of Arthur Andersen LLP, dated January 26, 2000, are attached hereto as pages F-1 through F-34.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the information set forth under the captions "Election of Directors - Information as to Nominees and Other Directors" and "Executive Compensation and Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2000 (the "Proxy Statement"), to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. SEE "BUSINESS-EXECUTIVE OFFICERS."

ITEM 11. EXECUTIVE COMPENSATION.

Reference is made to the information set forth under the captions "Election of Directors-Directors' Compensation" and "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the information set forth under the caption "Stock Owned by Management" and "Principal Holders of Voting Securities" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information set forth under the caption "Executive Compensation and Other Information-Certain Transactions" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of McLeodUSA and report of independent public accountants are included in Item 8 of this Form 10-K.

       Report of independent public accountants.

       Consolidated balance sheets as of December 31, 1999 and 1998.

       Consolidated statements of operations and comprehensive income for the years ended December 31, 1999, 1998 and 1997.

       Consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997.

       Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997.

       Notes to consolidated financial statements.

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2.

       Report of Independent Public Accountants on the Financial Statement Schedule

       Schedule II-- Valuation and Qualifying Accounts.

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

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION


2.1 Agreement and Plan of Reorganization dated as of January 27, 1997 among McLeod, Inc., Digital Communications of Iowa, Inc., Clark E. McLeod and Mary E. McLeod. (Filed as Exhibit 2 to Current Report on Form 8-K, File No. 0-20763, filed with the Commission on February 24, 1997 and incorporated herein by reference).

2.2 Asset Purchase Agreement dated as of May 30, 1997 by and among McLeodUSA Incorporated, ESI/McLeodUSA, Inc., and ESI Communications, Inc., ESI Communications/ SW, Inc., ESI Communications/West, Inc., ESI Communications Downtown, Inc., ESI Communications North, Inc., and Michael Reichert, Peter Jones, John Pupkes and Jeff Meehan. (Filed as
          Exhibit 2.1 to Current Report on Form 8-K, File No. 0-20763 (the "June 1997 Form 8-K"), filed with the Commission on June 26, 1997 and incorporated herein by reference).

2.3 Agreement and Plan of Reorganization dated as of June 14, 1997 among McLeodUSA Incorporated, Eastside Acquisition Co. and Consolidated Communications Inc. (Filed as Exhibit 2.2 to the June 1997 Form 8-K and incorporated herein by reference).

2.4 Agreement and Plan of Merger dated as of October 27, 1998 among McLeodUSA Incorporated, West Group Acquisition Co. and Dakota Telecommunications Group, Inc. (Filed as Exhibit 2.7 to the Registration Statement on Form S-4, File No. 333-68891 (the "December 1998 Form S-4"), and incorporated herein by reference).

2.5 Agreement and Plan of Merger, dated as of January 7, 1999 among McLeodUSA Incorporated, Bravo Acquisition Corporation, Ovation Communications, Inc. and certain stockholders of Ovation Communications, Inc. (Filed as Exhibit 2.1 to current Report on Form 8-K, File No. 0-20763 (the "January 1999 Form 8-K"), filed with the Commission on January 14, 1999 and incorporated herein by reference).

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION


2.6 Amended and Restated Agreement and Plan of Merger, dated as of January 7, 1999, among McLeodUSA Incorporated, McLeodUSA Publishing Company, Pubco Merging Co., Talking Directories, Inc. and the stockholders of Talking Directories, Inc. (Filed as Exhibit 4.8 to the Registration Statement on Form S-3, file number 333-78561, and incorporated herein by reference).

2.7 Amended and Restated Agreement and Plan of Merger, dated as of January 7, 1999 among McLeodUSA Incorporated, McLeodUSA Publishing Company, Publication Merge Co., Info America Phone Books, Inc. and certain stockholders of Info America Phone Books, Inc. (Filed as Exhibit 4.9 to the Registration Statement on Form S-3, file number 333-78561, and incorporated herein by reference).

2.8 Amended and Restated Agreement and Plan of Merger by and among McLeodUSA, Southside Acquisition Corporation, Splitrock Services, Inc., Splitrock Holdings, Inc., and Splitrock Merger Sub dated as of February 11, 2000. (Filed as Exhibit 2.1 to Registration Statement on Form S-4, file number 333-95941 (the "February 2000 Form S-4"), and incorporated herein by reference).

3.1 Amended and Restated Certificate of Incorporation of McLeod, Inc. (Filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-3112 ("Initial FormS-1") and incorporated herein by reference).

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

3.5 Certificate of Designations of the 6.75% Series A preferred stock. (Filed as Exhibit 3.1 to 3.5 Current Report on Form 8-K, file number 0-20763, filed with the Commission on August 9, 1999 and incorporated herein by reference).

3.6 Certificate of Designations of the Series B preferred stock. (Filed as Exhibit 3.6 to February 2000 Form S-4 and incorporated herein by reference).

3.7 Certificate of Designations of the Series C preferred stock. (Filed as Exhibit 3.7 to February 2000 Form S-4 and incorporated herein by reference).

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION


4.1       Form of Class A Common Stock Certificate of McLeod, Inc. (Filed as
          Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).

4.2 Indenture dated March 4, 1997 between McLeod, Inc. and United States Trust Company of New York, as Trustee, relating to the 101/2% Senior Discount Notes Due 2007 of McLeod, Inc. (Filed as Exhibit 4.2 to Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 31, 1997 (the "1996 Form 10-K") and incorporated herein by reference).

4.3 Initial Global 101/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc., dated March 4, 1997. (Filed as Exhibit 4.3 to the 1996 Form 10-K and incorporated herein by reference).

4.4 Form of Certificated 101/2% Senior Discount Note Due March 1, 2007 of McLeod, Inc. (Filed as Exhibit 4.4 to the 1996 Form 10-K and incorporated herein by reference).

4.5 Investor Agreement dated as of April 1, 1996 among McLeod, Inc., IES Investments Inc., Midwest Capital Group Inc., MWR Investments Inc., Clark and Mary McLeod, and certain other stockholders. (Filed as Exhibit 4.8 to Initial Form S-1 and incorporated herein by reference).

4.6 Amendment No. 1 to Investor Agreement dated as of October 23, 1996 by and among McLeod, Inc., IES Investments Inc., Midwest Capital Group Inc., MWR Investments Inc., Clark E. McLeod and Mary E. McLeod. (Filed as Exhibit 4.3 to the November 1996 Form S-1 and incorporated herein by reference).

4.7 Form of 101/2 % Senior Discount Exchange Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.8 to the July 1997 Form S-4 and incorporated herein by reference).

4.8 Indenture dated as of July 21, 1997 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 91/4% Senior Notes Due 2007 of McLeodUSA Incorporated. (Filed as
          Exhibit 4.9 to the July 1997 Form S-4 and incorporated herein by reference).

4.9 Form of Initial Global 91/4 % Senior Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.10 to the July 1997 Form S-4 and incorporated herein by reference).

4.10 Stockholders' Agreement dated June 14, 1997 among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clark E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc. listed on Schedule 1 of the Stockholders' Agreement. (Filed as Exhibit 4.12 to the July 1997 Form S-4 and incorporated herein by reference).

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION

4.11 Amendment No. 1 to Stockholders' Agreement dated as of September 19, 1997 by and among McLeodUSA Incorporated, IES Investments Inc., Midwest Capital Group, Inc., MWR Investments Inc., Clark E. McLeod, Mary E. McLeod and Richard A. Lumpkin on behalf of each of the shareholders of Consolidated Communications Inc. listed in Schedule I thereto. (Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on November 14, 1997 and incorporated herein by reference).

4.12 Form of 91/4% Senior Exchange Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit 4.14 to the 1997 Form 10-K and incorporated herein by reference).

4.13 Indenture dated as of March 16, 1998 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 83/8% Senior Notes Due 2008 of McLeodUSA Incorporated (Filed as
          Exhibit 4.15 to Registration Statement on Form S-4, File No. 333-52793 (the "May 1998 Form S-4") and incorporated herein by reference).

4.14 Form of Global 8-3/8% Senior Note Due 2008 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.13).

4.15 Stockholders' Agreement dated November 18, 1998 by and among McLeodUSA Incorporated; IES Investments Inc.; Clark E. McLeod; Mary E. McLeod; and Richard A. Lumpkin and each of the former shareholders of Consolidated Communications Inc. ("CCI") and certain permitted transferees of the former CCI shareholders. (Filed as Exhibit 99.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on November 19, 1998 and incorporated herein by reference).

4.16 Indenture dated as of October 30, 1998 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes Due 2008 of McLeodUSA Incorporated (Filed as
          Exhibit 4.19 to Registration Statement on Form S-4, File No. 333-69621 (the "December 23, 1998 Form S-4") and incorporated herein by reference).

4.17 Form of Global 9 1/2% Senior Note Due 2008 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.16).

4.18 Stockholders' Agreement dated January 7, 1999 by and among McLeodUSA Incorporated, IES Investments Inc., Clark E. McLeod, Mary E. McLeod, Richard A. Lumpkin, Gail Lumpkin, M/C Investors L.L.C. and Media/Communications Partners III Limited Partnership. (Filed as
          Exhibit 4.1 to the January 1999 Form 8-K and incorporated herein by reference).

4.19 Indenture dated as of February 22, 1999 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 81/8 % Senior Notes Due 2009 of McLeodUSA Incorporated. (Filed as
          Exhibit 4.22 to the 1998 Form 10-K and incorporated herein by reference).

4.20 Form of Global 81/8% Senior Note Due 2009 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.19). (Filed as Exhibit
          4.22 to the 1998 Form 10-K and incorporated herein by reference).

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION

4.21      Form of 6.75% Series A preferred stock certificate. (Filed as Exhibit
          4.1 to Current Report on Form 8-K, filed number 0-20763, filed with the Commission on August 9, 1999 and incorporated herein by reference).

4.22 Form of Series B preferred stock certificate. (Filed as Exhibit 22 to the February 2000 Form S-4 and incorporated herein by reference).

4.23 Form of Series C preferred stock certificate. (Filed as Exhibit 23 to the February 2000 Form S-4 and incorporated herein by reference).

4.24 Second Amended and Restated November 1998 Stockholders' Agreement dated December 17, 1999 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin and certain CCI Shareholders.

4.25 Second Amended and Restated January 1999 Stockholders' Agreement dated December 17, 1999 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin, certain CCI Shareholders and the M/C Stockholders.

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

+10.21 Telecommunications Services Agreement dated March 14, 1994 between WiITeI, Inc. and McLeod Telemanagement, Inc., as amended. (Filed as
          Exhibit 10.47 to Initial Form S-1 and incorporated herein by reference).

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

10.30 McLeod, Inc. Incentive Plan. (Filed as Exhibit 10.63 to the November 1996 Form S-1 and incorporated herein by reference).

10.31 Amended and Restated Credit Agreement dated as of May 5, 1996 among TelecomUSA Publishing Group, Inc., TelecomUSA Publishing Company and TelecomUSA Neighborhood Directories, Inc. and Norwest Bank Iowa, National Association. (Filed as Exhibit 10.64 to the November 1996 Form S- 1 and incorporated herein by reference).

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

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION


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

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION

10.51 Supply Agreement dated February 26, 1990 and Amendment Number 4 to Supply Agreement dated January 4, 1999 between Alcatel USA Marketing, Inc. and McLeodUSA Incorporated. (Filed as Exhibit 10.51 to the 1998 Form 10-K and incorporated herein by reference).

10.52 Stock Purchase Agreement dated as of August 30, 1999 by and between McLeodUSA Incorporated and 10.52 three Forstmann Little Partnerships. (Filed as Exhibit 10.1 to Current Report on Form 8-K, file number 0-20763, filed with the Commission on September 23, 1999 and incorporated herein by reference).

10.53 Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Clark E. McLeod. 10.53 (Filed as Exhibit 99.2 to Current Report on Form 8-K, file number 0-20763, filed with the Commission on February 3, 2000 and incorporated herein by nce).

10.54 Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Stephen C. Gray. (Filed as Exhibit 99.3 to Current Report on Form 8-K, file number 0-20763, filed with the Commission on February 3, 2000 and incorporated herein by reference).

10.55 Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Roy A. Wilkens. (Filed as Exhibit 99.4 to Current Report on Form 8-K, file number 0-20763, filed with the Commission on February 3, 2000 and incorporated herein by reference).

10.56 McLeodUSA Incorporated Second Amended and Restated Directors Stock Option Plan. (Filed as Exhibit 4.1 to Registration Statement on Form S-8, file number 333-89361 and incorporated herein by reference).

+10.57     Network Agreement dated November 24, 1999 between Alliant Energy
          Companies and McLeodUSA Telecommunications Services, Inc.

11.1      Computation of Loss per common and common equivalent share.

21.1      Subsidiaries of McLeodUSA Incorporated.

23.1      Consent of Arthur Andersen LLP.

27.1      Financial Data Schedule.


--------------------------
+ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.


          (b)       Reports on Form 8-K.

          On October 29, 1999 we filed a Current Report on Form 8-K to report various management organizational changes.

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

         COLLOCATION--The ability of a CAP such as McLeodUSA to connect its network to the LEC's central offices. Physical collocation occurs when a CAP places its network connection equipment inside the local exchange company's central offices. Virtual collocation is an alternative to physical collocation by which the local exchange company permits a CAP to connect its network to the local exchange company's central offices on comparable terms, even though the CAP's network connection equipment is not physically located inside the central offices.

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

         ESMR--Enhanced Specialized Mobile Radio. A technology that allows two-way radio service with the capability to provide wireless voice telephone service to compete against cellular service.

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

         LMDS--Local Multipoint Distribution System. A method of distributing TV signals to locations in a particular community.

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

         MEGABELLS--The four large incumbent telephone companies which remain after a number of mergers involving the seven regional Bell operating companies into which AT&Ts local telephone systems were divided in 1984. The MegaBells are Bell Atlantic, Bell South, SBC Communications and US West.

         NUMBER PORTABILITY--The ability of an end user to change local exchange carriers while retaining the same telephone number.

         PCS (PERSONAL COMMUNICATIONS SERVICES) - A high frequency digital technology competitive with cellular.

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

         RECIPROCAL COMPENSATION--The same compensation to a new competitive local exchange carrier for termination of a local call by the local exchange carrier on the new competitor's network as the new competitor pays the local exchange carrier for termination of local calls on the local exchange carrier's network.

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

         WCS (WIRELESS COMMUNICATIONS SERVICES) - A wireless technology for cellular, PCS and similar communications.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                McLEODUSA INCORPORATED

                                          By   /S/ CLARK E. MCLEOD
                                             ---------------------------
                                            Clark E. McLeod
                                            Chairman and Chief Executive Officer

                                           March 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2000.

              SIGNATURE                          TITLE

/S/ CLARK E. MCLEOD               Chairman, Chief Executive Officer and
------------------------          Director (Principal Executive Officer)
Clark E. Mcleod



/S/ RICHARD A. LUMPKIN            Vice Chairman and Director
------------------------
Richard A. Lumpkin



/S/ STEPHEN C. GRAY               President and Chief Operating Officer;
-------------------               President and CEO-Local Services; Director
Stephen C. Gray



/S/ BLAKE O. FISHER, JR.          Group Vice President and Chief Planning and
------------------------          Development Officer; Director
Blake O. Fisher, Jr.



/S/ J. LYLE PATRICK               Group Vice President-Finance and Accounting
------------------------          and Chief Financial and Accounting Officer
J. Lyle Patrick                   (Principal Financial Officer and Principal
                                  Accounting Officer)



/S/ROY A. WILKENS                 Chief Technology Officer; President
------------------------          and CEO-Data Services; Director
Roy A. Wilkens



/S/ THOMAS M. COLLINS             Director
------------------------
Thomas M. Collins



/S/ ROBERT J. CURREY              Director
------------------------
Robert J. Currey



/S/ LEE LIU                       Director
------------------------
Lee Liu



/S/ PAUL D. RHINES                Director
------------------------
Paul D. Rhines



/S/PETER H.O. CLAUDY              Director
------------------------
Peter H.O. Claudy

/S/ANNE K. BINGAMAN                     Director
------------------------
Anne K. Bingaman



/S/THEODORE R. FORSTMANN                Director
------------------------
Theodore R. Forstmann



/S/ERSKINE B. BOWLES                    Director
------------------------
Erskine B. Bowles

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MCLEODUSA INCORPORATED AND SUBSIDIARIES


Report of Independent Public Accountants...................................................................F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998...............................................F-3
Consolidated Statements of Operations and Comprehensive Income for the years ended
     December 31, 1999, 1998 and 1997......................................................................F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
     1998 and 1997.........................................................................................F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..............................................................................................F-6
Notes to Consolidated Financial Statements.................................................................F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of McLeodUSA Incorporated:

     We have audited the accompanying consolidated balance sheets of McLeodUSA Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of McLeodUSA Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McLeodUSA Incorporated and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                           ARTHUR ANDERSEN LLP



Chicago, Illinois
January 26, 2000
(except with respect to the matters discussed in Note 16, as to which the date is February 29, 2000)

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT SHARES)

                                                                                          DECEMBER 31,
                                                                                       ------------------
                                                                                        1999        1998
                                                                                      --------   --------
                                        ASSETS
Current Assets
    Cash and cash equivalents....................................................      $ 326.9    $ 455.1
    Investment in available-for-sale securities..................................        934.1      136.6
    Trade receivables, net.......................................................        183.8      116.4
    Inventory....................................................................         27.5       12.8
    Deferred expenses............................................................         39.2       26.7
    Prepaid expenses and other...................................................         58.0       45.6
                                                                                      --------   --------
        Total current assets.....................................................      1,569.5      793.2
                                                                                      --------   --------

Property and Equipment
    Land and building............................................................         85.1       60.3
    Telecommunications networks..................................................        635.9      307.3
    Furniture, fixtures and equipment............................................        267.2      138.3
    Networks in progress.........................................................        453.2      185.5
    Building in progress.........................................................          1.2       12.6
                                                                                      --------   --------
                                                                                       1,442.6      704.0
    Less accumulated depreciation................................................        172.6       74.3
                                                                                      --------   --------
                                                                                       1,270.0      629.7
Investments, Intangibles and Other Assets
    Other investments............................................................         35.9       35.9
    Goodwill, net................................................................        957.1      289.6
    Other intangibles, net.......................................................        290.2      112.4
    Other........................................................................         80.4       64.4
                                                                                      --------   --------
                                                                                       1,363.6      502.3
                                                                                      --------   --------
                                                                                      $4,203.1   $1,925.2
                                                                                      ========   ========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt.........................................      $  14.4     $  8.2
    Contracts and notes payable..................................................           .1        4.5
    Accounts payable.............................................................        109.6       62.0
    Accrued payroll and payroll related expenses.................................         26.2       13.6
    Other accrued liabilities....................................................         92.2       63.8
    Deferred revenue, current portion............................................         24.1       11.0
    Customer deposits............................................................         30.1       16.8
                                                                                      --------   --------
        Total current liabilities................................................        296.7      179.9
Long-Term Debt, less current maturities..........................................      1,763.8    1,245.2
Deferred Revenue, less current portion...........................................         15.8       16.8
Other Long-term liabilities......................................................         18.3       20.5
                                                                                      --------   --------
                                                                                       2,094.6    1,462.4
Redeemable convertible preferred stock
        Preferred, Series B, redeemable, convertible, $.01 par value, authorized,
          issued and Outstanding 1999 275,000: 1998 none.........................        687.5        --

        Preferred, Series C, redeemable, convertible, $.01 par value, authorized,
          issued and Outstanding 1999 125,000: 1998 none.........................        312.5        --
                                                                                      --------   --------
                                                                                       1,000.0        --
                                                                                      --------   --------
Stockholders' Equity
    Capital stock:
        Preferred, Series A, $.01 par value: authorized, issued and outstanding
          1999 1,150,000 shares; 1998 none ......................................         --          --
        Common, Class A, $.01 par value; authorized 250,000,000 shares; issued
          and outstanding 1999 157,587,012 shares and 1998 127,358,350 shares....          1.6        1.3
        Common, Class B, convertible, $.01 par value; authorized 22,000,000
          shares; issued and outstanding 1999 none; 1998 none....................         --          --
    Additional paid-in capital...................................................      1,523.5      716.5
    Accumulated deficit..........................................................       (491.3)    (253.3)
    Accumulated other comprehensive income (loss) ...............................         74.7       (1.7)
                                                                                      --------   --------
                                                                                       1,108.5      462.8
                                                                                      --------   --------
                                                                                      $4,203.1   $1,925.2
                                                                                      ========   ========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                                 1999        1998         1997
                                                                               --------    --------     -------
Revenue:
   Telecommunications:
     Local and long distance ............................................      $  456.0    $  271.2     $ 110.0
     Local exchange services.............................................          78.4        67.8        16.1
     Private line and data...............................................          80.1        40.1        17.2
     Network maintenance and equipment...................................          36.3        32.9        21.0
     Other telecommunications............................................          30.1        27.8         9.9
                                                                               --------    --------     -------
          TOTAL TELECOMMUNICATIONS REVENUE...............................         680.9       439.8       174.2
   Directory.............................................................         209.2       144.9        81.1
   Telemarketing.........................................................          18.7        19.4        12.6
                                                                               --------    --------     -------
          TOTAL REVENUE..................................................         908.8       604.1       267.9

Operating expenses:
   Cost of service.......................................................         457.1       323.2       151.2
   Selling, general and administrative...................................         392.7       260.9       148.2
   Depreciation and amortization.........................................         190.7        89.1        33.3
   Other.................................................................           --          5.6         4.6
                                                                            ----------- -----------  -----------
          TOTAL OPERATING EXPENSES.......................................       1,040.5       678.8       337.3
                                                                            ----------- -----------  -----------
          OPERATING LOSS.................................................        (131.7)      (74.7)      (69.4)

Nonoperating income (expense):
   Interest income.......................................................          42.6        26.0        22.7
   Interest (expense)....................................................        (136.8)      (78.2)      (34.6)
   Other income..........................................................           5.6         2.0         1.4
                                                                            ----------- -----------  -----------
          TOTAL NONOPERATING INCOME (EXPENSE)............................         (88.6)      (50.2)      (10.5)
                                                                            ----------- -----------  -----------

          LOSS BEFORE INCOME TAXES.......................................        (220.3)     (124.9)      (79.9)

Income taxes.............................................................          --           --           --
                                                                            ----------- -----------  -----------
          NET LOSS.......................................................        (220.3)     (124.9)      (79.9)
Preferred stock dividend.................................................         (17.7)        --           --
                                                                            ----------- ------------  -----------
              NET LOSS APPLICABLE TO COMMON SHARES.......................    $   (238.0)   $ (124.9)   $  (79.9)
                                                                             ========== ============  ===========
Basic and diluted loss per common share..................................    $    (1.61)   $   (.99)   $   (.73)
                                                                             ========== ============  ===========
Weighted average common shares outstanding...............................         147.7       125.6       109.9
                                                                             ========== ============  ===========
Other comprehensive income (loss):
    Unrealized gains on securities:
       Unrealized holding gains (losses) arising during the
        Period ..........................................................          83.4         3.0        (2.5)
       Less:  Reclassification adjustment for gains included in
         Net income......................................................          (7.0)       (2.2)         --
                                                                            ----------- -----------  -----------
                TOTAL OTHER COMPREHENSIVE INCOME (LOSS) .................          76.4          .8        (2.5)
                                                                            ----------- -----------  -----------
                 COMPREHENSIVE LOSS .....................................   $    (161.6)   $ (124.1)  $   (82.4)
                                                                            ===========  =========== ===========


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                         (IN MILLIONS, EXCEPT SHARES)


                                                                                      ACCUMULATED
                                                 COMMON STOCK  ADDITIONAL                OTHER
                                               ---------------  PAID-IN  ACCUMULATED COMPREHENSIVE
                                               CLASS A CLASS B  CAPITAL    DEFICIT     INCOME      TOTAL
                                               ------- ------- --------- ----------- ------------- ------
Balance, December 31, 1996...................  $  0.4  $ 0 .2   $  450.7  $   (47.8)     $   --    $ 403.5
  Net loss                                        --      --         --       (79.9)         --      (79.9)
  Issuance of 1,137,883 shares of Class A
    Common stock                                  --      --         0.9        --           --        0.9
  Release of 56,177 shares of Class A common
    stock from escrow........................     --      --         1.3        --           --        1.3
  Issuance of 84,430 shares of Class A common
    stock in connection with the acquisition of
    Digital Communications of Iowa, Inc......     --      --         2.3        --           --        2.3
  Issuance of 8,488,596 shares of Class A
    Common stock in connection with the
    Acquisition of CCI.......................     --      --       223.6        --           --      223.6
  Issuance of 55,500 shares of Class A common
    stock in connection with the acquisition of
    certain assets of OneTEL Corp............     --      --         2.0        --           --        2.0
  Issuance of 140,000 shares of Class A
    common stock in connection with the
    acquisition of ownership interests of
    Colorado Directory Company LLC                --      --         4.5        --           --        4.5
  Issuance of 38,080 shares of Class A common
    stock to participants in the Employee
    Stock Purchase Plan                           --      --         0.7        --           --        0.7
  Conversion of 15,625,929 shares of Class B
    Common stock to 15,625,929 shares of Class
    A common stock...........................     0.2    (0.2)       --         --           --        --
  Amortization of compensation expense
related to stock options                          --      --         3.0        --           --        3.0

  Other comprehensive income.................     --      --         --         --          (2.5)     (2.5)
                                                -----   -----   --------   -------       -------  --------
Balance, December 31, 1997...................     0.6     --       689.0     (127.7)        (2.5)    559.4
  Net loss                                        --      --         --      (124.9)         --     (124.9)
  Issuance of 1,353,785 shares of Class A
    common stock                                  --      --         3.7        --           --        3.7
  Issuance of 70,508 shares of Class A common
    stock in connection with the acquisition
    of NewCom Technologies, Inc. and NewCom
    OSP Services, Inc. ......................     --      --         3.2        --           --        3.2
  Issuance of 151,019 shares of Class A
   Common stock in connection with the
   acquisition of certain assets of
   Communications Cable-Laying Company,
   Inc. .....................................     --      --         6.0        --           --        6.0
  Issuance of 70,672 shares of Class A common
    stock in connection with the acquisition
    of Inlet, Inc. ..........................     --      --         2.4        --           --        2.4
  Issuance of 82,602 shares of Class A common
    stock to participants in the 401(k)
    profit-sharing plans.....................     --      --         2.6        --           --        2.6
  Issuance of 132,893 shares of Class A
    common stock to participants in the
    Employee Stock Purchase Plan                  --      --         3.7        --           --        3.7

  Amortization of compensation expense
    related to stock options                      --      --         5.9        --           --        5.9
  Other comprehensive income.................     --      --         --         --           0.8       0.8
                                                -----   -----   --------   -------       -------  --------
Balance, December 31, 1998...................     0.6     --       716.5     (252.6)        (1.7)    462.8
    Two-for-one stock split (Note 8).........     0.7     --         --        (0.7)         --        --
  Net loss                                        --      --         --      (238.0)         --     (238.0)
  Issuance of 4,174,274 shares of Class A
    common stock                                  --      --        20.7        --           --       20.7
  Issuance of 25,397,456 shares of Class A
    common stock in connection with
    the acquisitions (Note 8).                    0.3     --       487.7                             488.0
  Issuance of 222,762 shares of Class A
    common stock to participants in the
    401(k) profit-sharing plans..............     --      --         4.9        --           --        4.9
  Issuance of 313,909 shares of Class A
    common stock to participants in the
    Employee Stock Purchase Plan                  --      --         4.4        --           --        4.4
  Issuance of 1,150,000 shares of Series A
    preferred stock                               --      --       277.3        --           --      277.3
  Amortization of compensation expense
    related to stock options                      --      --         6.9        --           --        6.9
  Issuance of 120,261 shares of Class A
    common stock to Series A preferred stock
    shareholders.............................     --      --         5.1        --           --        5.1
     Other comprehensive income..............     --      --        --          --          76.4      76.4
                                                -----   -----   --------   -------       -------  --------
Balance, December 31, 1999...................   $ 1.6   $ --    $1,523.5   $(491.3)       $ 74.7  $1,108.5
                                                =====   =====   ========   =======       =======  ========



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                      1999       1998      1997
                                                                                    --------   --------  --------
Cash Flows from Operating Activities
  Net loss........................................................................  $(220.3)   $(124.9)   $(79.9)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation..................................................................    105.6       53.3      17.6
    Amortization..................................................................     85.1       34.7      15.7
    Accretion of interest on senior discount notes................................     38.9       35.1      26.7
    Changes in assets and liabilities, net of effects of acquisitions:
      (Increase) in trade receivables.............................................    (20.7)      (6.4)    (15.9)
      (Increase) in inventory.....................................................    (12.7)      (8.2)     (0.8)
      (Increase) decrease in deferred expenses....................................      (4.0)      0.9       1.2
      (Increase) decrease in prepaid expenses and other...........................      10.2     (34.3)
                                                                                                            (1.0)
      (Increase) in deferred line installation costs..............................    (27.2)     (13.6)     (9.7)
      Increase (decrease) in accounts payable and accrued expenses................     (16.9)     32.2      27.1
      Increase in deferred revenue................................................     10.5        4.6       7.2
      Increase in customer deposits...............................................      9.3        4.1       3.0
                                                                                    --------   --------  --------
        NET CASH (USED IN) OPERATING ACTIVITIES...................................    (42.2)     (22.5)     (8.8)
                                                                                    --------   --------  --------
Cash Flows from Investing Activities
  Purchase of property and equipment..............................................   (599.7)    (289.9)   (151.3)
  Available-for-sale securities:
    Purchases..................................................................... (1,247.3)    (607.4)   (116.0)
    Sales.........................................................................    144.3      264.4     102.4
    Maturities....................................................................    391.5      242.0     133.8
  Business acquisitions...........................................................   (230.8)     (27.8)   (181.9)
  Deposits on PCS licenses........................................................      --         --      (28.0)
  Other...........................................................................
                                                                                       (8.9)      (5.2)     (1.8)
                                                                                    --------   --------  --------
        NET CASH (USED IN) INVESTING ACTIVITIES................................... (1,550.9)    (423.9)   (242.8)
                                                                                    --------   --------  --------
Cash Flows from Financing Activities
  Payments on contracts and notes payable.........................................    (26.2)     (11.1)    (19.0)
  Proceeds from long-term debt....................................................    485.8      583.9     506.6
  Payments on long-term debt......................................................   (279.2)     (10.9)     (2.2)
  Net proceeds from issuance of common stock......................................     18.0        7.7       1.6
  Net proceeds from preferred stock - Series A....................................    278.1         --       --
  Net proceeds from preferred stock - Series B and C..............................    998.7         --       --
  Payments of preferred stock dividends...........................................    (10.3)        --       --
                                                                                    --------   --------  --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES.................................  1,464.9      569.6     487.0
                                                                                    --------   --------  --------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................  (128.2)      123.2     235.4
Cash and cash equivalents:
  Beginning.......................................................................   455.1       331.9      96.5
                                                                                    --------   --------  --------
  Ending..........................................................................   $326.9     $455.1    $331.9
                                                                                    ========   ========  ========

Supplemental Disclosure of Cash Flow Information
  Cash payment for interest, net of interest capitalized 1999 $23.0; 1998 $10.7;
    1997 $4.4.....................................................................   $ 85.8     $ 27.0    $  1.8
                                                                                    ========   ========  ========
Supplemental Schedule of Noncash Investing and Financing Activities
  Release of 112,354 shares of Class A common stock from escrow ..................    $ --       $ --     $  1.3
                                                                                    ========   ========  ========
  Capital leases incurred for the acquisition of property and equipment ..........   $ 10.3     $  5.9    $  3.4
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

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: McLeodUSA Incorporated and subsidiaries (the "Company") is a diversified telecommunications company, incorporated in Delaware, that provides communications services to business and residential customers in the Midwestern and Rocky Mountain regions of the United States. The Company's services primarily include local, long-distance and related telecommunications services, telecommunications network maintenance services and telephone equipment sales, leasing, service and installation, private line and data services, the sale of advertising space in telephone directories, the operation of two independent local exchange companies, and telemarketing services. The Company's business is highly competitive and is subject to various federal, state and local regulations. In 1997, the Company's stockholders approved a change in its name to McLeodUSA Incorporated from McLeod, Inc.

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

REGULATORY ACCOUNTING: Illinois Consolidated Telephone Company ("ICTC"), an independent local exchange carrier and a wholly owned subsidiary of the Company, prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). Management periodically reviews the criteria for applying these provisions to determine whether continuing application of SFAS No. 71 is appropriate. Management believes that such criteria are still being met and therefore has no current plans to change its method of accounting.

In analyzing the effects of discontinuing the application of SFAS No. 71, management has determined that the useful lives of plant assets used for regulatory and financial reporting purposes are consistent with generally accepted accounting principles and therefore, any adjustments to telecommunications plant would be immaterial, as would be the write-off of regulatory assets and liabilities.

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

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

TRADE RECEIVABLES: In accordance with the industry practice for the publication of telephone directories, trade receivables include certain unbilled revenue from installment contracts. It is anticipated that a substantial portion of all such amounts at December 31, 1999 and 1998 will be collected within one year (see Note 2).

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

ICTC's property and equipment for its regulated operations is summarized as follows at December 31, 1999 (In millions):


        Telephone plant:
          In service..............................................      $107.8
          Under construction......................................         2.7
                                                                           ---
                                                                         110.5
          Less accumulated depreciation...........................       (16.3)
                                                                        ------
                                                                        $ 94.2
                                                                        ======

When regulated property and equipment are retired, the original cost, net of salvage, is charged against accumulated depreciation. The cost of maintenance and repairs of property and equipment including the cost of replacing minor items not constituting substantial betterments is charged to operating expense.

The provision for depreciation of regulated property and equipment is based upon remaining life rates for property placed in service through 1980 and equal life rates for property additions placed in service after 1980. The regulated provision is equivalent to an annual composite rate of 5.75% for 1999.

The provision for depreciation of nonregulated property and equipment is recorded using the straight-line method based on the following estimated useful lives:


                                                                YEARS
        Buildings...........................................    20-39
        Telecommunications networks.........................     5-15
        Furniture, fixtures and equipment...................     2-10


The Company's telecommunications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes in the estimated economic lives of these assets.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

OTHER INVESTMENTS: Other investments primarily includes approximately $23.4 million for a minority interest in a limited partnership which provides cellular services to customers in east central Illinois. The Company follows the equity method of accounting for this investment, which recognizes the Company's proportionate share of the income and losses accruing to it under the terms of its partnership agreement.

GOODWILL: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and the acquisitions are periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $52.1 million and $16.4 million at December 31, 1999 and 1998, respectively.

OTHER INTANGIBLES: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $60.7 million and $25.1 million at December 31, 1999 and 1998, respectively.

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

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

ICTC's prescribed rate of return on interstate access revenues for 1999 continues to be 11.25%, as it has been since the FCC's represcription order in December 1990. The FCC's rate of return rules also establishes a maximum for the overall interstate rate of return by allowing up to 0.25% over the prescribed rate, and also establishes a maximum rate of return for each individual access element by allowing up to 0.40% over the prescribed rate per element.

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

STOCK OPTIONS ISSUED TO EMPLOYEES: The Company has adopted the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. The Company measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options.

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

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

LOSS PER COMMON SHARE: Loss per common share has been computed using the weighted average number of shares of common stock outstanding. All stock options granted are anti-dilutive, and therefore excluded from the computation of earnings per share. In the future, these stock options may become dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. For other investments for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive cost. The $35.9 million carrying amount of unquoted investments at December 31, 1999, represents the original cost of the investments, which management believes is not impaired. The fair value of the Company's long-term debt is estimated to be $1.7 billion based on the quoted market rates for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

RECLASSIFICATIONS: Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to be consistent with the presentation in the 1999 consolidated financial statements.

NOTE 2.   TRADE RECEIVABLES

     The composition of trade receivables, net is as follows:


                                                                     DECEMBER 31, 1999
                                                                    -------------------
                                                                      1999       1998
                                                                    -------    --------
                                                                      (IN MILLIONS)
        Billed..................................................     $165.7     $ 110.6
        Unbilled................................................       59.5        21.4
                                                                    -------     -------
                                                                      225.2       132.0
     Less allowance for doubtful accounts and discounts.........      (41.4)      (15.6)
                                                                    -------     -------
                                                                     $183.8      $116.4
                                                                    =======     =======

NOTE 3.   INVESTMENTS

At December 31, 1999, the Company held $1,123.8 million, $23.0 million and $89.7 million in corporate debt securities, United States Government and governmental agency securities and marketable equity securities, respectively. At December 31, 1998, the Company held $187.1 million, $30.3 million and $30.6 million in corporate debt securities, United States Government and governmental agency securities and marketable equity securities, respectively. The Company has classified these securities as available-for-sale, and at December 31, 1999 and 1998, the debt securities' amortized cost approximates fair value. The marketable equity securities have been recorded at their fair market value at December 31, 1999. The available-for-sale securities have been classified as cash and cash equivalents, and investment in available-for-sale securities-current, with $302.4 million and $934.1 million, respectively, being recorded in each classification at December 31, 1999. At December 31, 1998, $111.5 million and $136.6 million, respectively, were recorded in each classification.

The contractual maturities of the available-for-sale securities of $1,237 million and $248 million in 1999 and 1998, respectively, are due within one year.

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. The amount

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 3.   INVESTMENTS (CONTINUED)

classified as current assets on the accompanying balance sheets represent the expected maturities of the debt securities during the next year.

NOTE 4.   PLEDGED ASSETS AND DEBT

On March 16, 1998, the Company completed a private offering of its 83/8% Senior Notes due March 5, 2008 (the "March 1998 Privately Placed Senior Notes"), for which the Company received net proceeds of approximately $291.9 million. The Company filed a registration statement with the SEC for the registration of $300 million principal amount of 83/8% Senior Notes due March 15, 2008 (the "March Exchange Notes" together with the March 1998 Privately Placed Senior Notes, the "March 1998 Senior Notes") to be offered in exchange for the March 1998 Privately Placed Senior Notes (the "March Exchange Offer"). The registration statement was declared effective by the SEC on May 15, 1998 and the March Exchange Offer was commenced. The March Exchange Offer expired on June 25, 1998, at which time all of the March 1998 Privately Placed Senior Notes were exchanged for the March Exchange Notes. The form and terms of the March Exchange Notes are identical in all material respects to the form and terms of the March 1998 Privately Placed Senior Notes except that (i) the March Exchange Notes have been registered under the Securities Act of 1933 (the "Securities Act") and (ii) holders of the March Exchange Notes are not entitled to certain rights under a registration agreement related to the March 1998 Privately Placed Senior Notes. Interest on the March 1998 Senior Notes will be payable in cash semi-annually in arrears on March 15 and September 15 of each year at a rate of 83/8% per annum, starting September 15, 1998. The March 1998 Senior Notes rank PARI PASSU in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness. The March 1998 Senior Notes will mature on March 15, 2008. The March 1998 Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2003 at 104.188% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on or after March 15, 2006. In the event of certain equity investments in the Company by certain strategic investors on or before March 15, 2001, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 331/3% of the originally issued principal amount of the March 1998 Senior Notes at a redemption price equal to 108.375% of the principal amount of the March 1998 Senior Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 662/3% of the originally issued principal amount of the March 1998 Senior Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture dated as of March 16, 1998 between the Company and the United States Trust Company of New York as trustee, governing the March 1998 Senior Notes (the "March 1998 Senior Note Indenture")) of the Company, each holder of March 1998 Senior Notes will have the right to require the Company to repurchase all or any part of such holder's March 1998 Senior Notes at a purchase price equal to 101% of the principal amount of the March 1998 Senior Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the March 1998 Senior Note Indenture).

On October 30, 1998, the Company completed a private offering of its 9 1/2% Senior Notes due November 1, 2008 (the "October 1998 Privately Placed Senior Notes"), for which the Company received net proceeds of approximately $291.9 million. The Company filed a registration statement

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 4.   PLEDGED ASSETS AND DEBT --(CONTINUED)
with the SEC for the registration of $300 million principal amount of 9 1/2% Senior Notes due November 1, 2008 (the "October Exchange Notes" together with the October 1998 Privately Placed Senior Notes, the "October 1998 Senior Notes") to be offered in exchange for the October 1998 Privately Placed Senior Notes (the "October Exchange Offer"). The registration statement was declared effective by the SEC on January 29, 1999 and the October Exchange Offer was commenced. The October Exchange Offer expired on March 3, 1999, at which time all of the October 1998 Privately Placed Senior Notes were exchanged for the October Exchange Notes. The form and terms of the October Exchange Notes are identical in all material respects to the form and terms of the October 1998 Privately Placed Senior Notes except that (i) the October Exchange Notes have been registered under the Securities Act and (ii) holders of the October Exchange Notes are not entitled to certain rights under a registration agreement related to the October 1998 Privately Placed Senior Notes. Interest on the October 1998 Senior Notes will be payable in cash semi-annually in arrears on May 1 and November 1 of each year at a rate of 9 1/2% per annum, starting May 1, 1999. The October 1998 Senior Notes rank PARI PASSU in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness. The October 1998 Senior Notes will mature on November 1, 2008. The October 1998 Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2003 at 106.750% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on November 1, 2008. In the event of certain equity investments in the Company by certain strategic investors on or before November 1, 2001, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 331/3% of the originally issued principal amount of the October 1998 Senior Notes at a redemption price equal to 111.500% of the principal amount of the October 1998 Senior Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 662/3% of the originally issued principal amount of the October 1998 Senior Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture dated as of October 30, 1998 between the Company and the United States Trust Company of New York as trustee, governing the October 1998 Senior Notes (the "October 1998 Senior Note Indenture")) of the Company, each holder of October 1998 Senior Notes will have the right to require the Company to repurchase all or any part of such holder's October 1998 Senior Notes at a purchase price equal to 101% of the principal amount of the October 1998 Senior Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the October 1998 Senior Note Indenture).

On February 22, 1999, the Company completed a private offering of its 81/8% Senior Notes due February 15, 2009 (the "February 1999 Privately Placed Senior Notes"), for which the Company received net proceeds of approximately $485.8 million. The Company filed a registration statement with the SEC for the registration of $500 million principal amount of 81/8% Senior Notes due February 15, 2009 (the "February Exchange Notes" together with the February 1999 Privately Placed Senior Notes, the "February 1999 Senior Notes") to be offered in exchange for the February 1999 Privately Placed Senior Notes (the "February Exchange Offer"). The registration statement

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 4.   PLEDGED ASSETS AND DEBT (CONTINUED)

was declared effective by the SEC on June 4, 1999 and the February Exchange Offer was commenced. The February Exchange Offer expired on July 8, 1999, at which time all of the February 1999 Privately Placed Senior Notes were exchanged for the February Exchange Notes. The form and terms of the February Exchange Notes are identical in all material respects to the form and terms of the February 1999 Privately Placed Senior Notes except that (i) the February Exchange Notes have been registered under the Securities Act and (ii) holders of the February Exchange Notes are not entitled to certain rights under a registration agreement related to the February 1999 Privately Placed Senior Notes. Interest on the February 1999 Senior Notes will be payable in cash semi-annually in arrears on August 15 and February 15 of each year at a rate of 81/8% per annum, starting August 15, 1999. The February 1999 Senior Notes rank PARI PASSU in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness. The February 1999 Senior Notes will mature on February 15, 2009. The February 1999 Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2004 at 104.063% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100.000% of their principal amount at maturity, plus accrued and unpaid interest, on February 15, 2007. In the event of certain equity investments in the Company by certain strategic investors on or before February 15, 2002, the Company may, at its option, use all or a portion of the net proceeds from such sale to redeem up to 331/3% of the originally issued principal amount of the February 1999 Senior Notes at a redemption price equal to 108.125% of the principal amount of the February 1999 Senior Notes plus accrued and unpaid interest thereon, if any, to the redemption date, provided that at least 662/3% of the originally issued principal amount of the February 1999 Senior Notes would remain outstanding immediately after giving effect to such redemption. In addition, in the event of a Change of Control (as defined in the indenture dated as of February 22, 1999 between the Company and the United States Trust Company of New York as trustee, governing the February 1999 Senior Notes (the "February 1999 Senior Note Indenture")) of the Company, each holder of February 1999 Senior Notes will have the right to require the Company to repurchase all or any part of such holder's February 1999 Senior Notes at a purchase price equal to 101% of the principal amount of the February 1999 Senior Notes tendered by such holder plus accrued and unpaid interest, if any, to any Change of Control Payment Date (as defined in the February 1999 Senior Note Indenture).

The March 1998, October 1998 and February 1999 Senior Note Indentures impose operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 4.   PLEDGED ASSETS AND DEBT (CONTINUED)

     The Company's debt consisted of the following at December 31, 1999 and 1998:

                                                                                     1999      1998
                                                                                  ---------- ----------
                                                                                       (IN MILLIONS)
Contracts payable, unsecured, non-interest bearing, due in various installments
   with the final payment to be made in 1999 ..................................   $       -- $      4.4
Other long-term borrowings, due in various installments
   bearing interest at rates ranging from 0% to 8.625% ........................
                                                                                         0.1        0.1
                                                                                  ---------- ----------
                                                                                  $      0.1 $      4.5
                                                                                  ========== ==========

10 1/2% Senior Discount Notes .................................................   $    400.8 $    361.9
9 1/4% Senior Notes ...........................................................        225.0      225.0
83/8% Senior Notes ............................................................        300.0      300.0
9 1/2% Senior Notes ...........................................................        300.0      300.0
81/8% Senior Notes ............................................................        500.0         --
CCI unsecured senior notes payable, bearing interest at 7.75% .................           --        8.6
CCI Series A Senior Unsecured Notes, bearing interest at 6.83% ................           --       10.0
CCI Series B Senior Unsecured Notes, bearing interest at 6.71% ................           --        5.0
Greene County Partners, Inc. senior notes due in quarterly payments of
   $450,000 bearing interest at 6.35% and maturing in April 2001 ..............         11.7       13.5
ICTC Series K, 8.620% First Mortgage Bonds due September 2022 (A) .............         10.0       10.0
ICTC Series L, 7.050% First Mortgage Bonds due October 2013 (A) ...............         10.0       10.0
Capitalized Lease payable, due in various installments payments, bearing
         interest at 3.90% to 10.2%, with final payment due in August 2002 ....         11.5        5.2
Note payable due in various annual installments, including
   interest at 8.25%, through 2006. Collateralized by publishing
   rights to purchased directories ............................................          0.5        0.6
Other long-term borrowings, due in various installments
   bearing interest at rates ranging from 0% to 9.75%
   through March 2004 .........................................................          3.5        2.4
     Note Payable, bearing interest at 5%, due January, 2000 ..................          4.6         --
Incentive compensation agreements, due in various
   estimated amounts plus interest at 6.0% through
   January 2001
                                                                                         0.6        1.2
                                                                                  ---------- ----------
                                                                                     1,778.2    1,253.4
Less current maturities
                                                                                        14.4        8.2
                                                                                  ---------- ----------
                                                                                  $  1,763.8 $  1,245.2
                                                                                  ========== ==========

------------------------
(A) ICTC's first mortgage bonds are collateralized by substantially all real and personal property of the subsidiary. The bond indenture contains various provisions restricting, among other things, the payment of dividends and repurchase of its own stock. Early redemption of the Series K and Series L Bonds is permitted.

In 1996, the Company used a portion of the proceeds from the Company's initial public offering (see Note 8) to pay off all existing indebtedness under three line of credit facilities, which were then canceled. Options to purchase Class B common stock were granted to a stockholder which had guaranteed borrowings under two of the facilities. The Company used the Black-Scholes model to determine the value of the options, which was approximately $3.4 million, at the date of grant. This value was being amortized over the vesting period of the options. Upon cancellation of the credit facilities, the options' vesting schedule and amortization of the fair value of the options were terminated. A total of 2,601,376 Class B common stock options were outstanding at December 31, 1999 and December 31, 1998.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 4.   PLEDGED ASSETS AND DEBT (CONTINUED)

Principal payments required on the outstanding debt at December 31, 1999 are as follows (In millions):

                 2000 ......................................         $14.4
                 2001 ......................................          14.7
                 2002 ......................................           2.0
                 2003 ......................................           0.6
                 2004 ......................................           0.7
                 Later years................................       1,745.8
                                                                  --------
                                                                  $1,778.2

NOTE 5.   LEASES AND COMMITMENTS

LEASES: The Company leases certain of its office and network facilities under noncancelable agreements which expire at various times through September 2022. These agreements require various monthly rentals plus the payment of applicable property taxes, maintenance and insurance. The Company also leases vehicles and equipment under agreements which expire at various times through January 2009 and require various monthly rentals.

The total minimum rental commitment at December 31, 1999 under the leases mentioned above is as follows (In millions):

                 2000.......................................         $32.3
                 2001.......................................          22.6
                 2002.......................................          16.6
                 2003.......................................          12.7
                 2004.......................................          10.2
                 Thereafter.................................          35.3
                                                                    ------
                                                                    $129.7
                                                                    ======


The total rental expense included in the consolidated statements of operations for 1999, 1998 and 1997 is approximately $21.9 million, $19.8 million, and $8.1 million, respectively, which also includes short-term rentals for office facilities.

NETWORK CONSTRUCTION: During 1995, the Company was awarded contracts from the State of Iowa to build fiber optic telecommunications network segments throughout the State of Iowa. As of December 31, 1999, the contracts call for the construction of 235 network segments. Upon completion of each segment, the Company will receive approximately $115,000 for a seven-year lease for certain capacity on that segment. The Company will recognize this revenue of approximately $27 million on a straight-line basis over the term of the lease based on the relationship of individual segment costs to total projected costs. For the years ended December 31, 1999, 1998 and 1997, revenue of $3.4 million, $2.8 million and $1.8 million, respectively, had been recognized under these contracts.

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 5.   LEASES AND COMMITMENTS--(CONTINUED)

The Company estimates that minimum future construction costs required to fulfill its obligations under the 1995 contract with the State of Iowa would be approximately $2.6 million. The Company, however, expects that its actual construction costs will be higher with respect to such network segments, because the Company is adding more fiber and route miles than is contractually required with respect to such construction, in order to optimize the design of its network. The Company anticipates that the minimum costs to complete this project will be incurred in 2000.

BUILDINGS: In August 1996, the Company purchased approximately 194 acres of land on which the Company constructed its headquarters and associated buildings. Of the land purchased, approximately 75 acres was purchased from a subsidiary of a stockholder for approximately $0.7 million. At December 31, 1999, the total remaining contracted commitments on the building in progress is approximately $0.4 million.

ALCATEL: In January 1999 the Company entered into an agreement with Alcatel USA Marketing, Inc. to purchase equipment, software and services for a total commitment of $200 million over a six (6) year period. If McLeodUSA does not meet the committed purchases on a cumulative annual basis, Alcatel retains the right to renegotiate the applicable prices. If regulatory conditions substantially prevent the Company from continuing to implement its current network deployment plans, the Company has the option to request renegotiation of unit prices based on revised quantities of products or to renegotiate unit prices based on the quantities of products purchased to that time and cease any further purchases of products.

NOTE 6.   INCOME TAX MATTERS

Net deferred taxes consist of the following components as of December 31, 1999 and 1998:

                                                                        1999          1998
                                                                     ----------    ----------
                                                                            (IN MILLIONS)
     Deferred tax assets:
        Net operating loss carryforwards..........................     $ 214.0       $  106.5
        Accruals and reserves not currently deductible............         35.9          24.5
        Deferred revenues.........................................         11.3           8.2
        Intangibles and other assets..............................          8.5           7.6
        Other.....................................................          5.1           2.1
                                                                     ----------    ----------
                                                                          274.8         148.9
        Less valuation allowance..................................        169.6          78.6
                                                                     ----------    ----------
                                                                          105.2          70.3
                                                                     ----------    ----------
     Deferred tax liabilities:
        Property and equipment....................................         64.3          39.5
        Other investments.........................................         15.9          11.4
        Differences in revenue recognition........................          9.6          10.9
        Deferred line installation cost...........................         11.9           8.0
        Other.....................................................          3.5            .5
                                                                     ----------    ----------
                                                                          105.2          70.3
                                                                     ----------    ----------
                                                                     $       --    $       --
                                                                     ==========    ==========

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 6.   INCOME TAX MATTERS--(CONTINUED)

A valuation allowance has been recognized to offset the related net deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $533.9 million which expire in various amounts in the years 2008 to 2019.

The income tax rate differs from the U. S. Federal income tax rate for 1999, 1998 and 1997 due to the following:

                                                                                 1999       1998      1997
                                                                               --------  -------    ------
     "Expected" tax (benefit) rate...........................................      (35)%    (35)%      (35)%
     Percent increase (decrease) in income taxes resulting from:
          Change in valuation allowance......................................       36       34         15
          Tax deductions due to exercises of incentive stock options.........        (7)     (2)        (2)
          Goodwill amortization for stock purchases..........................         5       6         --
          Net deferred liability balance purchased in CCI
             transaction (see Note 11).......................................        --      --         21
          Other..............................................................         1      (3)         1
                                                                               --------  -------    ------
                                                                                     --%      --%       --%
                                                                               ========  =======    =======

NOTE 7.   STOCK-BASED COMPENSATION PLANS

At December 31, 1999, the Company has various stock-based compensation plans which are described below. Grants under the Company's stock option plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25 and related Interpretations. The Company granted a total of 3,307,376 stock options in January and February 1996 at an exercise price of $1.335 per share. The estimated aggregate fair market value of these options at the date of grant was later determined to exceed the aggregate exercise price by approximately $9,190,000. Additionally, in September 1997, the Company granted a total of 2,937,890 stock options at an exercise price of $12.25 per share. The aggregate fair market value of these options at the date of grant exceeded the aggregate exercise price by approximately $15,790,000. As a result, the Company is amortizing these amounts over the four-year vesting period of the options. Compensation cost of $6,629,000, $5,820,000 and $2,993,000 has been charged to income for the years ended December 31, 1999, 1998 and 1997, respectively, using the intrinsic value based method as prescribed by APB No. 25. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards granted during 1999, 1998 and 1997, as prescribed by SFAS No. 123, reported net loss and loss per common share would have been as follows (in millions, except per share data):

                                                               DECEMBER 31,
                                                -----------------------------------------
                                                    1999         1998          1997
                                                ------------ ------------- --------------
     Pro forma net loss.........................   $(307.6)      $(151.2)       $(93.9)
     Pro forma loss per common share............     (2.08)        (1.20)        (0.85)

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 7.   STOCK-BASED COMPENSATION PLANS(CONTINUED)

1992, 1993 AND 1995 INCENTIVE STOCK OPTION PLANS: The Company has reserved 4,109,458 shares of Class A common stock for issuance to employees under the 1992, 1993 and 1995 Incentive Stock Option Plans. Options outstanding under these plans were granted at prices equal to the estimated fair market value on the dates of grant as determined by the Company's Board of Directors. Under the 1992 and 1993 plans, all options granted become exercisable at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant. Under the 1995 plan, all options, except for options granted to the Company's chairman and chief executive officer, become exercisable at a rate of 25% per year, on a cumulative basis, beginning five years from the date of grant. The options granted to the Company's chairman and chief executive officer vest at a rate of 20% per year on a cumulative basis. All options granted under the 1995 plan expire ten years after the date of grant. These plans have been superseded by the 1996 Employee Stock Option Plan, and no future grants of options will be made under these plans.

1996 EMPLOYEE STOCK OPTION PLAN: In 1997, the Company's stockholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of Class A common shares available under the plan to 75,000,000 shares from 9,050,000 shares. At December 31, 1999, after adjusting for option exercises, the Company has reserved 72,385,693 shares of Class A common stock for issuance to employees under the plan, which supersedes the 1992, 1993 and 1995 Incentive Stock Option Plans. The exercise price for incentive stock options granted under this plan is no less than the fair market value, as defined in the Plan of the Company's Class A common stock on the date of the grant (or 110% of the fair market value if the grantee beneficially owns more than 10% of the outstanding Class A common stock). The options granted expire ten years after the grant date (or five years after the grant date if the grantee beneficially owns more than 10% of the outstanding Class A common stock) and vest over periods determined by the Compensation Committee. However, options will qualify as incentive stock options only to the extent that the aggregate exercise price for options that become first exercisable by an employee in any calendar year does not exceed $100,000. The 1996 Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

DIRECTORS' STOCK OPTION PLAN: The Company has reserved, after adjusting for option exercises, 1,600,624 shares of Class A common stock for issuance under the Directors' Plan to directors who are not officers or employees of the Company. The Director's Plan was adopted and approved by the stockholders in 1993. The Plan was amended and restated in 1996 to be a "formula" plan providing for an automatic grant of options to eligible directors. In 1999 a further amendment and restatement to the Plan was adopted and approved by stockholders. Under the Plan as currently amended and restated each eligible director who commences service after the 1999 amendment and restatement will be granted an initial option to purchase from 20,000 to 40,000 shares of Class A common stock, such amount to be determined by the Board of Directors in its discretion. Each such eligible director also will be granted an additional option to purchase up to 20,000 shares of Class A common stock after each subsequent annual meeting of the stockholders. In addition each eligible director may receive discretionary options to purchase shares of Class A common stock as may be determined by the Board of Directors in its discretion. However, no more than an aggregate of 200,000 shares of Class A common stock may be granted as discretionary options under the plan as currently amended and restated. Options granted under the Directors' Plan vest at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant (ten years after the date of grant for options granted under the amended and restated plan). However, upon a change in control of the Company as defined in the Directors' Plan, all options will become fully exercisable. The Company has the right to repurchase any Class A common stock issued pursuant to the exercise of an option granted under this plan that is offered for sale to an individual who is not an employee or director of

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 7.   STOCK-BASED COMPENSATION PLANS--(CONTINUED)

the Company. The Directors' Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

The fair value of each grant under the Company's stock option plans is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: no expected dividends, risk-free interest rates of 6.26%, 4.65% and 5.48%; price volatility of 68.44% in 1999, 59.39% in 1998 and 48.63% in 1997
and expected lives of 4 years for all three years.

EMPLOYEE STOCK PURCHASE PLAN: Under the stock purchase plan, employees may purchase up to an aggregate of 2,000,000 shares of Class A common stock through payroll deductions. Employees of the Company who have been employed more than 90 days and who are regularly scheduled to work more than 20 hours per week are eligible to participate in the plan, provided that they own less than five percent of the total combined voting power of all classes of stock of the Company. The purchase price for each share will be determined by the Compensation Committee, but may not be less than 85% of the closing price of the Class A common stock on the first or last trading day of the applicable purchase period, whichever is lower. No employee may purchase in any calendar year Class A common stock having an aggregate fair value in excess of $25,000. Upon termination of employment, an employee other than a participating employee who is subject to Section 16(b) under the Securities Exchange Act of 1934, as amended, will be refunded all moneys in his or her account and the employee's option to purchase shares will terminate. The plan will terminate in March 2006, unless terminated earlier by the Board of Directors. The Company has implemented this plan effective February 1, 1997. Under the plan, the Company sold 313,909 shares of Class A common stock in 1999, 265,786 shares in 1998 and 76,160 shares in 1997. The fair value of the employees' purchase rights was calculated for disclosure purposes using the Black-Scholes model with the following assumptions: an expected life of 12 months in 1999 and 1998 and 11 months in 1997; a risk-free interest rate of 6.26% in 1999, 4.65% in 1998 and 5.40% in 1997; expected volatility of 68.44% in 1999, 59.39% in 1998 and 48.63% in 1997;
and no expected dividends. The fair value of each purchase right granted in 1999 was $6.05, in 1998 was $5.38 and in 1997 was $3.18.

A summary of the status of the Company's stock option plans as of and for the years ended December 31, 1999, 1998 and 1997 is as follows (In thousands, except price data):
                                                                       WEIGHTED-
                                                                        AVERAGE
                                                                       EXERCISE
                                                           SHARES       PRICE
                                                         ----------    ---------
     Outstanding at January 1, 1997..................      15,088        $ 3.27
          Granted....................................      13,348         13.36
          Exercised..................................      (2,276)         0.58
          Forfeited..................................      (4,944)        14.87
                                                         --------
     Outstanding at December 31, 1997................      21,216          7.20
          Granted....................................      12,546         15.64
          Exercised..................................      (2,746)         1.36
          Forfeited..................................      (6,474)        17.93
                                                         --------
     Outstanding at December 31, 1998................      24,542          9.35
          Granted....................................      14,987
                                                                        21.99
          Exercised..................................      (4,161)         5.61
          Forfeited..................................      (1,610)        16.08
                                                         --------
     Outstanding at December 31, 1999................      33,758          14.96
                                                         ========

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 7.   STOCK-BASED COMPENSATION PLANS--(CONTINUED)

                                                                                             NUMBER OF OPTIONS
                                                                                       ------------------------------
                                                                                         1999        1998      1997
                                                                                       --------   ---------  --------
Exercisable, end of year ........................................................         7,093       5,552     4,794c
                                                                                       --------   ---------  --------

Weighted-average fair value per option of options granted
   during the year ..............................................................      $  12.34   $    9.09  $   6.12
                                                                                       ========   =========  ========


Other pertinent information related to the options outstanding at December 31, 1999 is as follows:

                                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                       -------------------------------------------   --------------------------
                                                         WEIGHTED-
                                                          AVERAGE        WEIGHTED-                   WEIGHTED-
                                                         REMAINING        AVERAGE                     AVERAGE
                                         NUMBER         CONTRACTUAL      EXERCISE       NUMBER       EXERCISE
    RANGE OF EXERCISE PRICES           OUTSTANDING            LIFE          PRICE     EXERCISABLE       PRICE

$0.40 to $1.33...................       4,366,775           3.03          $ 1.07       3,303,344       $ 1.02
$1.47 to $8.87...................         349,022           4.95            2.78         285,964         2.99
$8.88 to $8.88...................       3,716,807           7.04            8.88         677,790         8.88
$9.31 to $11.75..................         683,753           7.55           10.53         114,537        10.10
$12.13 to $12.13.................       4,790,533           8.77           12.13         693,188        12.13
$12.25 to $14.88.................       4,968,754           8.35           13.69       1,430,168        13.52
$15.78 to $18.19.................       1,594,138           8.23           17.21         547,739        17.19
$19.19 to $19.19.................       7,106,654           9.24           19.19           1,000        19.19
$19.23 to $23.75.................       3,742,783           9.48           23.19          37,743        19.57
$25.69 to $43.00.................       2,438,406           9.64           30.62           1,525        27.81
                                       ----------                                      ---------
                                       33,757,625           7.93         $ 14.73       7,092,998      $  6.96
                                       ==========                                      =========

In addition, options to purchase shares of Class B common stock were granted to a stockholder which had guaranteed borrowings under certain credit facilities which were paid off with a portion of the proceeds from the Company's initial public offering and subsequently canceled. These options have a weighted-average exercise price of $0.90 and are fully vested at December 31, 1999.

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

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 8.  CAPITAL STOCK INFORMATION AND INVESTOR AGREEMENT (CONTINUED)

REDEEMABLE CONVERTIBLE PREFERRED STOCK: Pursuant to a Stock Purchase Agreement dated August 30, 1999 (the "Stock Purchase Agreement"), the Company issued on September 15, 1999 (the "Issue Date") 275,000 shares of Series B preferred stock, par value $.01 per share, ("Series B preferred stock") and 125,000 shares of Series C preferred stock, par value $.01 per share, ("Series C preferred stock" and together with the Series B preferred stock, the "Preferred Shares") through a private offering. Net proceeds from the financing amounted to approximately $1 billion. The Preferred Shares are redeemable on a proportionally equal basis, in whole or in part, by the Company at any time following the seventh anniversary of the Issue Date; or by the holders within 180 days following the tenth anniversary of the Issue Date. The Preferred Shares are convertible on a proportionally equal basis, at the Series B holders option, in whole or in part at any time into Class A Common Stock. Shares of each series will have a liquidation preference of $2,500.00 per share plus accrued and unpaid dividends, if any, and will be convertible into shares of the Company's Class A common stock at a rate of (a) the liquidation preference divided by (b) $36.50. Each share of Series B preferred stock is entitled to receive a quarterly dividend of approximately $31.82. Dividends are cumulative and payable quarterly on March 31, June 30, September 30, and December 31. If prior to the fifth anniversary of the Issue Date the Company pays a dividend on its Class A common stock, par value $.01 per share ("Class A common stock"), holders of the Preferred Shares shall be entitled to receive an equivalent dividend calculated on a common stock equivalent basis as if the Preferred Shares had been converted into Class A common stock. Holders of Series B preferred stock are not entitled to voting rights other than the right to vote as a series for the election of two additional members to the Board of Directors. Board representation decreases as the outstanding shares of the Series B preferred stock decreases. Holders of Series C preferred stock are not entitled to voting rights other than the right to vote as a series for the election of one observer to the Board of Directors. Board representation decreases as the outstanding shares of the Series C preferred stock decreases. The Series B and Series C preferred stock rank on a parity with the company's 6.75% Series A cumulative convertible preferred stock, par value $.01 per share (the "Series A preferred stock"), with respect to dividend rights and rights on liquidation.

CUMULATIVE CONVERTIBLE PREFERRED STOCK: The Company issued one million shares of its Series A preferred stock on August 11, 1999 and an additional 150,000 shares on August 23, 1999. Holders of Series A preferred stock are entitled to receive cumulative dividends at an annual rate of 6.75% of the liquidation preference payable quarterly on each February 15, May 15, August 15 and November 15. The quarterly dividend is $4.21875 per share, payable at the Company's option in cash or shares of its Class A common stock. Series A preferred stock is convertible at the option of its holder, unless previously redeemed, at any time after the issue date, into shares of its Class A common stock at a conversion rate of 8.60289 shares of Class A common stock for each share of Series A preferred stock (representing a conversion price of $29.06 per share of Class A common stock), subject to adjustment in certain events. In addition, if on or after August 15, 2002, the closing price of its Class A common stock has equaled or exceeded 135% of the conversion price for at least 20 out of 30 consecutive business days, the Company will have the option to convert all of the Series A preferred stock into Class A common stock at the then current conversion rate. The holders of the Series A preferred stock will not be entitled to any voting rights unless payments of dividends on the Series A preferred stock are in arrears and unpaid for an aggregate of six or more quarterly dividend payments.

MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 8.  CAPITAL STOCK INFORMATION AND INVESTOR AGREEMENT (CONTINUED)

COMMON STOCK SPLIT: On June 30, 1999, the Company announced a two-for-one stock split in the form of a stock dividend on the Company's Class A common stock. The record date for the stock split was July 12, 1999 and the distribution of the additional shares took place on July 26, 1999. All share data in the consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

INVESTOR AGREEMENT: On December 17, 1999, McLeodUSA entered into a further amendment and restatement of a stockholders' agreement originally entered into on November 18, 1998 with several of its significant stockholders consisting of Alliant Energy Corporation and several of its subsidiaries, Alliant Energy Foundation, Inc., Clark and Mary McLeod, and Richard and Gail Lumpkin and various trusts for the benefit of their family.

Such further amended and restated November 1998 stockholders' agreement provides, among other things, that:

  o until December 31, 2001, the parties will not sell any equity securities of McLeodUSA, or any other securities convertible into or exchangeable for McLeodUSA equity securities, without receiving the prior written consent of the McLeodUSA board of directors, except for transfers specifically permitted by the agreement
  o to the extent the McLeodUSA board of directors approves a transfer of McLeodUSA equity securities by a party, the other parties are automatically granted transfer rights
  o the McLeodUSA board of directors will determine on a quarterly basis the aggregate number, if any, of shares of McLeodUSA Class A common stock, not to exceed in the aggregate 300,000 shares per quarter, that the parties may sell during designated trading periods following the release of the quarterly financial results of McLeodUSA
  o to the extent the McLeodUSA board of directors grants registration rights to a party in connection with a sale of McLeodUSA securities by that party, it will grant similar registration rights to the other parties
  o the McLeodUSA board of directors will determine for each of 2000 and 2001 the aggregate number, if any, of shares of McLeodUSA Class A common stock, not to exceed in the aggregate on a per year basis a number of shares equal to 15% of the total number of shares of McLeodUSA Class A common stock beneficially owned by the parties as of December 31, 1998, to be registered by McLeodUSA under the Securities Act for sale by the parties
  o in any underwritten offering of shares of McLeodUSA Class A common stock, other than an offering on a registration statement on Form S-4 or Form S-8 or any other form which would not permit the inclusion of shares of McLeodUSA Class A common stock owned by the parties, the McLeodUSA board of directors will determine the aggregate number, if any, of shares of McLeodUSA Class A common stock, not to exceed on a per year basis a number of shares equal to 15% of the total number of shares of McLeodUSA Class A common stock beneficially owned by the parties as of December 31, 1998, to be registered by McLeodUSA for sale by the parties in connection with the offering. McLeodUSA may subsequently determine not to register any shares of the parties under the Securities Act and may either not file a registration statement or otherwise withdraw or abandon a registration statement previously filed

Under the further amended and restated November 1998 stockholders' agreement, each party also agreed, until it owns less than 5,000,000 shares of McLeodUSA Class A common stock, to vote its shares and take all action within its power to:

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 8.  CAPITAL STOCK INFORMATION AND INVESTOR AGREEMENT (CONTINUED)


  o establish the size of the McLeodUSA board of directors at up to 13 directors
  o cause to be elected to the McLeodUSA board of directors one director designated by Alliant Energy Corporation and its subsidiaries for so long as they collectively own at least 5,000,000 shares of McLeodUSA Class A common stock
  o cause to be elected to the McLeodUSA board of directors three directors who are executive officers of McLeodUSA designated by Clark McLeod for so long as Clark and Mary McLeod collectively own at least 5,000,000 shares of McLeodUSA Class A common stock
  o cause Richard Lumpkin to be elected to the McLeodUSA board of directors for so long as Richard and Gail Lumpkin and various other parties related to the Lumpkins collectively own at least 5,000,000 shares of McLeodUSA Class A common stock
  o cause to be elected to the McLeodUSA board of directors up to eight non-employee directors nominated by the board

The further amended and restated November 1998 stockholders' agreement terminates on December 31, 2001. In addition, if during each of 2000 and 2001 McLeodUSA has not provided a party a reasonable opportunity to sell an aggregate number of shares of McLeodUSA Class A common stock equal to not less than 15% of the total number of shares of McLeodUSA Class A common stock beneficially owned by a party as of December 31, 1998, then that party may terminate the agreement as it applies to that party.

On December 17, 1999, McLeodUSA also entered into a further amendment and restatement of a stockholders' agreement originally entered into on January 7, 1999 with the parties to the further amended and restated November 1998 stockholders' agreement described above and M/C Investors L.L.C. and Media/Communications Partners III Limited Partnership in connection with the acquisition by McLeodUSA of Ovation Communications, Inc.

The further amended and restated January 1999 stockholders' agreement provides that, until December 31, 2001, the M/C entities will not sell any equity securities of McLeodUSA, or any other securities convertible into or exchangeable for McLeodUSA equity securities, without receiving the prior written consent of the McLeodUSA board of directors, except for transfers specifically permitted by the agreement. The further amended and restated January 1999 stockholders' agreement also contains various provisions intended to insure that the M/C entities and the parties to the further amended and restated November 1998 stockholders' agreement are treated on a basis generally similar to one another in connection with permitted sales and registration of McLeodUSA securities under such agreements. In addition, for so long as the M/C entities own at least 5,000,000 shares of McLeodUSA Class A common stock, the M/C entities have agreed to vote their shares in accordance with the voting agreement contained in the further amended and restated November 1998 stockholders' agreement and the other parties have agreed to vote their shares to cause to be elected to the McLeodUSA board of directors one director designated by the M/C entities.

The further amended and restated January 1999 stockholders' agreement terminates on December 31, 2001. In addition, if (1) during each of 2000 and 2001, McLeodUSA has not provided the M/C entities an opportunity to register under the Securities Act for sale an aggregate number of shares of McLeodUSA Class A common stock equal to not less than 15% of the total number of shares of McLeodUSA Class A common stock beneficially owned by the M/C entities as a result of the acquisition of Ovation

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 8.  CAPITAL STOCK INFORMATION AND INVESTOR AGREEMENT (CONTINUED)


Communications, Inc., or (2) the further amended and restated November 1998 stockholders' agreement has been terminated by all parties to such agreement, then the M/C entities may terminate the further amended and restated January 1999 stockholders' agreement. The further amended and restated January 1999 stockholders' agreement will be terminated with respect to parties other than the M/C entities and McLeodUSA at the time as the further amended and restated November 1998 stockholders' agreement is terminated with respect to such other parties.

Two additional stockholders' agreements are contemplated to be entered into in connection with the Splitrock merger agreement in relation to certain restrictions on transferability of equity securities of McLeodUSA received by three principal stockholders of Splitrock.


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

Employment agreements with the Company's top three executive employees also contain provisions relating to change of control. These employment agreements, which expire on January 7, 2003, provide that if the executive's employment is terminated in connection with a change of control, whether by the executive or by the Company or its successor, then the executive will be entitled to certain severance benefits. These benefits include foregone salary and other cash compensation, immediate vesting of all outstanding options to purchase common stock of the Company, and continuing coverage under the Company's group insurance programs for the remainder of the term of the relevant employment agreement.

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

In 1997, the Company offered salaried CCI plan participants a choice between transferring their plan assets to the hourly employee defined benefit plan or participating in the 1996 Employee Stock Option Plan, as the salaried defined benefit plan was terminated effective April 1, 1998. This plan

                     MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 10.   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS--(CONTINUED)

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

The change in benefit obligations and the change in plan assets for 1999 and 1998, and the components of net periodic benefit costs and the weighted-average assumption for 1999, 1998 and 1997, are as follows (in millions):


                                                     PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                              ---------------------------------   ----------------------------
                                                  1999              1998             1999              1998
                                              ------------       -----------     ------------      -----------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of year         $     45.1        $     52.1       $       4.6      $      5.0
Service cost                                            .8                .8                .1              .1
Interest cost                                          2.9               3.9                .4              .4
Plan amendments                                         --                --                --              --
Curtailment gain                                        --                --                --              --
Special termination benefits and other                  --               6.5                --              --
Benefits paid                                         (2.8)            (20.3)              (.2)            (.4)
Actuarial gains                                       (4.7)              2.0                .6             (.5)
                                                ----------        ----------       -----------      ----------
Benefit obligation at end of year               $     41.3        $     45.0       $       5.5      $      4.6
                                                ==========        ==========       ===========      ==========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year  $     52.2        $     65.7       $        --     $        --
Actual return on plan assets                           5.0               6.8                --              --
Employer contributions                                  --                --                .2              .4
Benefits paid                                         (2.8)            (20.3)      $       (.2)            (.4)
                                                ----------        ----------       -----------      ----------
Fair value of plan assets at end of year        $     54.4        $     52.2       $        --     $        --
                                                ==========        ==========       ===========      ==========



Funded status                                   $      13.1       $       7.1      $     (5.5)      $     (4.6)
Unrecognized net actuarial gain                       (18.6)            (13.8)            (3.0)            (3.7)
Unrecognized prior service cost                          4.0               4.5            (2.0)            (2.2)
Unrecognized    transition    (asset)   or                                                 3.9              4.3
obligation                                              (.1)              (.1)
                                                -----------       -----------     -----------      ------------
Accrued benefit cost                            $      (1.6)      $      (2.3)    $      (6.6)     $      (6.2)
                                                ===========       ===========     ===========      ===========


                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 10.   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS--(CONTINUED)

                                                  PENSION BENEFITS                    POSTRETIREMENT BENEFITS
                                        1999            1998           1997         1999          1998          1997
                                      --------        --------       --------     --------      --------      --------
COMPONENTS OF NET
PERIODIC BENEFIT COSTS
Service cost                          $     .8        $     .7       $    2.4     $     .1      $     .1      $     .6

Interest cost                              2.9             3.9            3.5           .4            .4            .6
Expected return on plan assets            (4.1)           (5.0)           3.9           --            --            --
Amortization of prior service
costs                                       .5              .5             .5          (.2)          (.2)           --
Amortization of transitional
(asset) or obligation                       --              --             --           .4            .4            .4
Recognized actuarial (gain) or
loss                                       (.9)           (1.7)           (.5)         (.1)          (.2)          (.1)
                                      --------        --------       --------     --------      --------      --------
Net periodic benefit cost             $               $              $    2.0     $     .6      $     .5      $    1.5
                                      ========        ========       ========     ========      ========      ========
                                           (.8)           (1.6)
                                      ========        ========

WEIGHTED-AVERAGE ASSUMPTION
AS OF DECEMBER 31
Discount rate                              7.5%              7%             7%         7.5%            7%            6%
Expected return on plan assets               8%              8%             8%          --            --            --
Rate of compensation increase                5%              5%             5%           5%            5%            5%

The postretirement benefit obligation is calculated assuming that health-care costs increased by 7.5% in 1999 and 8.0% in 2000, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 5% in 2006 and subsequent years. The health-care cost trend rate has a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. For example, a one percentage point increase each year in the health-care trend rate would have the following effects:

                                                    ONE PERCENTAGE                ONE PERCENTAGE
                                                    POINT INCREASE                POINT DECREASE
Effect on total of service and
interest cost components in 1999                        $  41,517                 $   (36,843)

Effect on year-end 1999 postretirement
benefit obligations                                     $350,956                    $(327,803)

The weighted average discount rate used in determining the benefit obligation was 7.5% in 1999.

The postretirement medical and life insurance benefit plans have been modified effective January 1, 1998 to provide benefits only to employees meeting certain age and years of service requirements as of January 1, 1998.

Pension benefits for substantially all employees of DTG are provided through the National Telephone Cooperative Association Retirement and Security Program (a defined benefit plan) and Savings Plan (a defined contribution plan). The Company makes annual contributions to the plans equal to the amounts accrued for pension expense. The Retirement and Security Program is a multi-

MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 10. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS--(CONTINUED) employer plan and the accumulated benefits and plan assets are not determined or allocated separately by individual employer. The total pension costs for 1999 and 1998 were $393,000 and $240,000.

The Company also has various 401(k) profit-sharing plans available to eligible employees. The Company contributed approximately $3.0 million, $2.0 million and $1.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. An additional discretionary 1998 contribution of $1.5 million was also made.

In addition the Company has a nonqualified deferred compensation plan, which allows selected employees to defer a portion of any compensation received. Those deferred amounts are invested in various funds at December 31, 1999 to provide assets and accumulated earnings to offset the deferred compensation amounts due to the participating employees.

NOTE 11.   ACQUISITIONS
CCI: On September 24, 1997, pursuant to the terms and conditions of an Agreement and Plan of Reorganization dated June 14, 1997 (the "Merger Agreement"), the Company issued 16,977,172 shares of Class A common stock, after giving effect to the two-for-one stock split described in Note 8, and paid approximately $155 million in cash to the shareholders of CCI in exchange for all of the outstanding shares of CCI in a transaction accounted for using the purchase method of accounting. The total purchase price was approximately $382.1 million based on the average closing price of the Company's Class A common stock five days before and after the date of the Merger Agreement. The purchase price includes approximately $3.4 million of direct acquisition costs.

TALKING DIRECTORIES, INC. (TALKING DIRECTORIES) AND INFO AMERICA PHONE BOOKS, INC. (INFO AMERICA): On February 10, 1999, the Company acquired Talking Directories in exchange for 5.2 million shares of its Class A common stock, par value $.01 per share ("Class A common stock"), after giving effect to the two-for-one stock split described in Note 8. In a related and concurrent transaction, on February 10, 1999, the Company acquired Info America in exchange for 2.4 million shares of its Class A common stock. The Company also paid outstanding obligations of Talking Directories and Info America of approximately $27 million.

DAKOTA TELECOMMUNICATIONS GROUP, INC. (DTG): On March 5, 1999, the Company acquired DTG in exchange for approximately two million shares of its Class A common stock, after giving effect to the two-for-one stock split described in
Note 8, and the assumption of approximately $31 million in DTG debt.

OVATION COMMUNICATIONS, INC. (OVATION): On March 31, 1999, the Company acquired Ovation in exchange for approximately 11.2 million shares of its Class A common stock, after giving effect to the two-for-one stock split described in Note 8, and the payment of approximately $121.3 million in cash to the stockholders of Ovation. The total purchase price was approximately $310.2 million based on the average closing price of the Company's Class A common stock five days before and after the date of the acquisition agreement. The Company also assumed approximately $105.6 million in Ovation debt.

ACCESS COMMUNICATIONS HOLDINGS, INC. (ACCESS) AND S.J. INVESTMENTS HOLDINGS, INC. (SJIH): On August 14, 1999, the Company acquired Access and SJIH in exchange for approximately 3.87 million shares of its Class A common stock, after giving effect to the two-for-one stock split described in Note 8, and the payment of $48.3 million in cash to the stockholders of Access and SJIH. The Company also assumed approximately $96.7 million in Access and SJIH debt.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 11.   ACQUISITIONS--(CONTINUED)

The following table summarizes the purchase price allocations for the Company's business acquisitions (in millions):

           TRANSACTION YEAR:                                           1999           1998          1997
           ----------------                                        -------------- ------------- -------------
           Cash purchase price                                          $236.4         $27.6        $178.5
           Acquisition costs                                               8.7           0.2           3.4
           Contracts payable                                               3.0           9.5           7.1
           Option agreements                                               0.8            --           0.5
           Promissory notes                                                9.2           1.0
           Stock issued                                                  480.2          11.4         232.4
           Note received                                                                  --            --
                                                                          (1.6)
                                                                   -------------- ------------- -------------
                                                                        $736.7         $49.7        $421.9
                                                                   ============== ============= =============

           Working capital acquired, net                                $(16.4)        $(0.1)       $ 41.8
           Fair value of other assets acquired                           133.0          13.5         174.4
           Goodwill and other intangibles                                874.0          38.7         288.0
           Liabilities assumed                                          (253.9)         (2.4)        (82.3)
                                                                   -------------- ------------- -------------
                                                                        $736.7         $49.7        $421.9
                                                                   ============== ============= =============

These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

The unaudited consolidated results of operations for the years ended December 31, 1999 and 1998 on a pro forma basis as though the above entities had been acquired as of the beginning of the respective periods are as follows:

                                                                         1999            1998
                                                                        -------         -------
                                                                        (IN MILLIONS, EXCEPT
                                                                          PER SHARE DATA)
     Revenue.....................................................        $991.5         $612.7
     Net loss applicable to common shares .......................        (244.3)        (127.0)
     Loss per common share.......................................         (1.59)         (2.02)

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

The Company provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA Incorporated or are affiliates. Revenues from services provided totaled $4.2 million, $3.7 million and $1.0 million and services purchased, primarily rent,

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 12.   RELATED PARTY TRANSACTIONS - CONTINUED

legal services and database verification services, totaled $5.0 million, $3.1 million and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

In December 1998, the Company entered into a split dollar arrangement for life insurance policies owned by the McLeod Family 1998 Special Trust (the "Owner") on the joint lives of Clark and Mary McLeod (the "McLeods"). The Owner agreed to assign the policies to the Company as collateral for the premium payments. No loans have been taken against these policies. The premium payments paid by the Company totaled $1.9 million in 1999 and 1998. The aggregate face amount of the policies is $113 million. The McLeod Family 1998 Special Trust is sole owner and beneficiary of each policy. The Company has agreed with Clark and Mary McLeod that one of the principal reasons for entering into this arrangement is to avoid any need for their heirs to liquidate their holdings of Class A common stock at or soon after the death of one or both of them. Clark and Mary McLeod have agreed to restrictions on their ability to sell or otherwise dispose of their shares of Class A common stock. The Company also paid premiums of $71,000 and $138,257 in 1999 and 1998, respectively, for a universal life policy on the Clark and Mary McLeod with a face value of $13.5 million. The Company is the beneficiary of this policy.

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

NOTE 13.   QUARTERLY DATA--(UNAUDITED)

     The following tables include summarized quarterly financial data for the years ended December 31:


                                                                                 QUARTERS
                                                             --------------------------------------------------
                                                                 FIRST      SECOND       THIRD      FOURTH
                                                             --- ------- -  -------   -- -------    ------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
     1999:
        Revenue..............................................    $181.1       $222.7      $241.1      $263.9
        Operating loss.......................................     (26.3)       (32.5)      (36.7)      (36.2)
        Net loss.............................................     (47.5)       (61.4)      (58.4)      (53.0)
        Loss applicable to common shares.....................     (47.5)       (61.4)      (62.5)      (66.6)
        Loss per common share................................     (0.36)       (0.41)      (0.41)      (0.43)

     1998:
        Revenue..............................................    $134.3       $155.7      $148.6      $165.5
        Operating loss.......................................     (20.8)       (17.3)      (21.3)      (15.3)
        Net loss.............................................     (30.3)       (29.8)      (33.0)      (31.8)
        Loss applicable to common shares.....................     (30.3)       (29.8)      (33.0)      (31.8)
        Loss per common share................................     (0.25)       (0.24)      (0.26)      (0.25)

     1997:
        Revenue..............................................    $ 35.8       $ 46.5      $ 49.3      $136.3
        Operating loss.......................................     (15.2)       (15.7)      (20.1)      (18.4)
        Net loss.............................................     (13.4)       (16.5)      (23.7)      (26.3)
        Loss applicable to common shares.....................     (13.4)       (16.5)      (23.7)      (26.3)
        Loss per common share................................     (0.13)       (0.15)      (0.22)      (0.21)

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

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

In 1999, 1998 and 1997, no single customer or group under common control represented 10% or more of the Company's sales.

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 14:   INFORMATION BY BUSINESS SEGMENT--(CONTINUED)

Segment information for the years 1999, 1998 and 1997 was as follows (in millions):


                                   TELECOMMUNICATIONS       MEDIA         CORPORATE         TOTAL
1999
Revenues                              $      697.5      $      211.3      $      --       $   908.8
                                      ============      ============      ==========     ===========
EBITDA                                        44.4              33.8          (19.2)           59.0
Depreciation and amortization               (117.8)            (30.0)         (42.9)         (190.7)
Interest Revenue                               1.9                --           40.7            42.6
Interest Expense                              (6.4)              (.7)        (129.7)         (136.8)
Taxes and Other                                7.0               (.1)          (1.3)            5.6
                                      -------------     -------------     ----------     -----------
Net Income (Loss)                            (70.9)              3.0         (152.4)         (220.3)
                                      =============     =============     ==========     ===========

Total assets                               1,729.6             441.3        2,032.2         4,203.1
Capital expenditures                         716.9             217.2          382.5         1,316.6

---------------------------------------------------     -------------     ----------     -----------
1998
Revenues                              $      459.2      $      144.9      $      --       $   604.1
                                      =============     =============     ==========     ===========

EBITDA                                        13.1              18.8          (11.9)           20.0
Depreciation and amortization                (56.1)             (9.8)         (23.2)          (89.1)
Interest Revenue                                .9                .1           25.0            26.0
Interest Expense                              (5.2)               --          (73.0)          (78.2)
Taxes and Other                               (4.0)              (.1)            .5            (3.6)
                                      -------------     -------------     ----------     -----------
Net Income (Loss)                            (51.3)              9.0          (82.6)         (124.9)
                                      =============     =============     ==========     ===========

Total assets                                 684.7             199.7        1,040.8         1,925.2
Capital expenditures                         251.4              26.4           61.9           339.7

---------------------------------------------------     -------------     ----------     -----------
1997
Revenues                              $      218.3      $       49.6      $      --       $   267.9
                                      =============     =============     ==========     ===========

EBITDA                                       (30.0)             11.9          (13.4)          (31.5)
Depreciation and amortization                (18.3)             (5.8)          (9.2)          (33.3)
Interest Revenue                                .3                --           22.4            22.7
Interest Expense                              (1.4)               --          (33.2)          (34.6)
Other                                          1.4              (2.6)          (2.0)           (3.2)
                                      -------------     -------------     ----------     -----------
Net Income (Loss)                            (48.0)              3.5          (35.4)          (79.9)
                                      =============     =============     ==========     ===========

Total assets                                 352.0             172.4          821.2         1,345.6
Capital expenditures                         121.6              34.2          445.3           601.1

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 15:   EFFECTS OF NEW ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company does not expect the impact of the adoption of SFAS 133 to be material to its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

NOTE 16:  SUBSEQUENT EVENTS

THE SPLITROCK MERGER AGREEMENT. On February 11, 2000, the Company entered into an Amended and Restated Agreement and Plan of Merger, dated as of February 11, 2000 (the "Splitrock Merger Agreement"), by and among the Company, Southside Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company ("Southside"), Splitrock Services, Inc., a Delaware corporation ("Splitrock"), Splitrock Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Splitrock ("Splitrock Holdings"), and Splitrock Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Splitrock Holdings ("Splitrock Merger Sub"), that contemplated two separate but related transactions: (1) the holding company reorganization, in which Splitrock would become a wholly owned subsidiary of Splitrock Holdings (the "Holding Company Reorganization"); and (2) the merger of Southside with and into Splitrock Holdings, in which Splitrock Holdings would be the surviving corporation and would become a wholly owned subsidiary of the Company (the "Splitrock Merger"). The Company and Splitrock expect that the Splitrock merger will be consummated immediately following or in any event as soon as practicable following the Holding Company Reorganization.

At the effective time of the Holding Company Reorganization, each outstanding share of Splitrock common stock will be converted into the right to receive one share of common stock of Splitrock Holdings. At the effective time of the Splitrock Merger, each right to receive one share of Splitrock Holdings common stock will be converted into the right to receive 0.5347 of a share of Class A common stock and cash in lieu of fractional shares.

The Company estimates that it will be required to issue approximately 30.6 million shares of Class A common stock to effect the Splitrock Merger. The Company will also assume approximately $261.0 million in Splitrock debt. In addition, under the terms of the Splitrock Merger Agreement, each option or warrant to purchase Splitrock common stock issued under Splitrock's stock option plan or granted under the Warrant Agreement will become or be replaced by an option or warrant to purchase a number of shares of Class A common stock equal to the number of shares of Splitrock common stock that could have been purchased (assuming full vesting) under the Splitrock stock option plan or warrant agreement multiplied by the .5347 exchange ratio used to convert Splitrock common stock into Class A common stock.

Consummation of the Splitrock Merger is subject to the satisfaction of certain conditions, including (i) approval of the Splitrock Merger Agreement by the Splitrock stockholders, (ii) approval of the amendment to the certificate of incorporation of McLeodUSA that will increase the number of authorized shares of the Company's Class A common stock, (iii) the approval of the issuance of shares of the Company's Class A common stock for the Splitrock merger, and (iv) certain other customary conditions. Both the Company and Splitrock may terminate the Splitrock Merger Agreement if the Splitrock Merger has not been consummated by July 30, 2000. Certain stockholders of Splitrock holding in the aggregate approximately 52.3% of the voting power

                    MCLEODUSA INCORPORATED AND SUBSIDIARIES

NOTE 16:   SUBSEQUENT EVENTS (CONTINUED)

attributable to Splitrock's common stock have agreed to vote all of their shares in favor of the Splitrock Merger at a meeting of the stockholders of Splitrock.

THREE-FOR-ONE STOCK SPLIT. On February 29, 2000, the Company announced a three-for-one stock split in the form of a stock dividend on the Company's Class A common stock. The record date for the stock split is April 4, 2000 and the distribution of the additional shares are scheduled to take place on April 24, 2000. The three-for-one split is subject to stockholder approval of an amendment to the McLeodUSA certificate of incorporation to increase the number of authorized shares. An amendment to accomplish this increase is scheduled to be considered at the March 30, 2000 Special Meeting of McLeodUSA stockholders.

The share data in the consolidated financial statements and notes to the financial statements have not been adjusted to reflect the three-for-one stock split.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McLeodUSA Incorporated:

         We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of McLeodUSA Incorporated included in this Form 10-K, and have issued our report thereon dated January 26, 2000 (except with respect to the matters discussed in Note 16, as to which the date is February 29, 2000). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental
Schedule II--Valuation and Qualifying Accounts ("Schedule II") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP



Chicago, Illinois
January 26, 2000

                            MCLEODUSA INCORPORATED
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                COLUMN A       COLUMN B      COLUMN C     COLUMN D        COLUMN E
                                                                     ADDITIONS
                                                BALANCE       CHARGED        CHARGED                       BALANCE
                                                  AT            TO             TO                            AT
                                               BEGINNING      COST AND        OTHER                        END OF
                DESCRIPTION                    OF PERIOD      EXPENSES       ACCOUNTS     DEDUCTIONS       PERIOD
                -----------                    ---------      --------       --------     ----------       ------
Year Ended December 31, 1997:
   Allowance for uncollectible accounts
     and discounts.........................   $ 3,899,000   $ 8,052,000(1)  $       --    $       --   $  11,951,000
   Valuation reserve on deferred tax assets    16,211,000    13,321,000             --            --      29,532,000
                                              -----------   -----------     -----------   -----------  -------------
                                              $20,110,000   $21,373,000     $       --    $       --   $  41,483,000
                                              ===========   ===========     ===========   ===========  =============
Year Ended December 31, 1998:
   Allowance for doubtful accounts
     and discounts.........................   $11,951,000   $19,620,000(2)  $       --    $16,003,000  $  15,568,000
   Valuation reserve on deferred tax assets    29,532,000    49,024,000             --            --      78,556,000
                                              -----------   -----------     -----------   -----------  -------------
                                              $41,483,000   $68,644,000     $       --    $16,003,000  $  94,124,000
                                              ===========   ===========     ===========   ===========  =============
Year Ended December 31, 1999:
   Allowance for doubtful accounts
     and discounts.........................   $15,568,000   $20,412,000(3) $  7,015,000   $ 1,580,000  $  41,415,000
   Valuation reserve on deferred tax assets    78,556,000    91,037,000             --            --     169,593,000
                                              ------------  ------------    -----------   -----------  -------------
                                              $94,124,000   $111,449,000    $ 7,015,000   $ 1,580,000  $211,008,000
                                              ===========   ============    ===========   ============ ============

----------------------
(1) Includes $4,809,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.
(2) Includes $15,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.
(3) Includes $1,296,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.

                                INDEX TO EXHIBITS

Exhibit
Number                              Exhibit Description
------                              -------------------

 4.24 Second Amended and Restated November 1998 Stockholders' Agreement dated December 17, 1999 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin and certain CCI Shareholders.

 4.25 Second Amended and Restated January 1999 Stockholders' Agreement dated December 17, 1999 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin, certain CCI shareholders and the M/C Stockholders.

10.57 Network Agreement dated November 24, 1999 between Alliant Energy Companies and McLeodUSA Telecommunications Services, Inc.

 11.1        Statement regarding Computation of Per Share Earnings

 21.1        Subsidiaries of McLeodUSA Incorporated

 23.1        Consent of Arthur Andersen LLP

 27.1        Financial Data Schedule

--------------------------
+ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.