Form 10-Q
period 2000-03-31
MCLEODUSA INC
filed 2000-05-15
CIK 919943

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 2000

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

  The number of shares outstanding of each class of the issuer's common stock as of May 9, 2000:

     Common Stock Class A:  ($.01 par value)....  578,213,511 shares

     Common Stock Class B:  ($.01 par value)....                None

================================================================================

                                     INDEX

                                                                                                                    Page
                                                                                                                    ----
PART I.  Financial Information
------------------------------
Item 1.  Financial Statements...................................................................................      3

         Consolidated Balance Sheets, March 31, 2000 (unaudited) and December 31, 1999..........................      3

         Unaudited Consolidated Statements of Operations and Comprehensive Income
            for the three months ended March 31, 2000 and 1999..................................................      4

         Unaudited Consolidated Statements of Cash Flows for the three months ended
            March 31, 2000 and 1999.............................................................................      5

         Notes to Consolidated Financial Statements (unaudited).................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................     11

PART II. Other Information
--------------------------

Item 2.  Changes in Securities and Use of Proceeds..............................................................     18

Item 4.  Submission of Matters to a Vote of Security Holders....................................................     18

Item 6.  Exhibits and Reports on Form 8-K.......................................................................     19

Signatures......................................................................................................     22

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (In millions, except shares)

                                                                                             March 31,              December 31,
                                                                                               2000                     1999
                                                                                             ---------              ------------
ASSETS                                                                                      (Unaudited)
Current Assets
 Cash and cash equivalents..............................................................     $  536.8                 $  326.9
 Investment in available-for-sale securities............................................        493.0                    934.1
 Trade receivables, net.................................................................        231.8                    183.8
 Inventory..............................................................................         29.9                     27.5
 Deferred expenses......................................................................         37.1                     39.2
 Prepaid expenses and other.............................................................         68.3                     58.0
                                                                                             --------                 --------
  TOTAL CURRENT ASSETS..................................................................      1,396.9                  1,569.5
                                                                                             --------                 --------
Property and Equipment
 Land and building......................................................................        104.4                     85.1
 Telecommunications networks............................................................        797.3                    635.9
 Furniture, fixtures and equipment......................................................        325.1                    267.2
 Networks in progress...................................................................        644.3                    453.2
 Building in progress...................................................................          2.1                      1.2
                                                                                             --------                 --------
                                                                                              1,873.2                  1,442.6
 Less accumulated depreciation..........................................................        243.2                    172.6
                                                                                             --------                 --------
                                                                                              1,630.0                  1,270.0
                                                                                             --------                 --------
Investments, Intangible and Other Assets
 Other investments......................................................................         37.3                     35.9
 Goodwill, net..........................................................................      3,031.9                    957.1
 Other intangibles, net.................................................................        332.1                    290.2
 Other..................................................................................        101.9                     80.4
                                                                                             --------                 --------
                                                                                              3,503.2                  1,363.6
                                                                                             --------                 --------
                                                                                             $6,530.1                 $4,203.1
                                                                                             ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt...................................................     $   29.7                 $   14.4
 Contracts and notes payable............................................................          0.1                      0.1
 Accounts payable.......................................................................        132.0                    109.6
 Accrued payroll and payroll related expenses...........................................         26.7                     26.2
 Other accrued liabilities..............................................................        155.8                     92.2
 Deferred revenue, current portion......................................................         38.8                     24.1
 Customer deposits......................................................................         32.0                     30.1
                                                                                             --------                 --------
  TOTAL CURRENT LIABILITIES.............................................................        415.1                    296.7
Long-term Debt, less current maturities.................................................      2,059.9                  1,763.8
Deferred Revenue, less current portion..................................................         15.5                     15.8
Other long-term liabilities.............................................................         19.0                     18.3
                                                                                             --------                 --------
                                                                                              2,509.5                  2,094.6
                                                                                             --------                 --------
Redeemable convertible preferred stock
 Preferred, Series B, redeemable, convertible, $.01 par value, authorized, issued and
  outstanding 2000 275,000 shares; 1999 275,000 shares..................................        687.5                    687.5

 Preferred, Series C, redeemable, convertible, $.01 par value, authorized, issued and
  outstanding 2000 125,000 shares; 1999 125,000 shares..................................        312.5                    312.5
                                                                                             --------                 --------
                                                                                              1,000.0                  1,000.0
                                                                                             --------                 --------
Stockholders' Equity
 Capital Stock:
   Preferred, Series A, $.01 par value: authorized, issued  and outstanding 2000
    1,150,000 shares; 1999 1,150,000 shares.............................................          ---                      ---

  Common, Class A, $.01 par value; authorized 1,000,000,000 shares;
   issued and outstanding 2000 575,494,911 shares; 1999  472,761,036
   shares...............................................................................          5.8                      4.8
  Common, Class B, convertible, $.01 par value; authorized 22,000,000
   shares; issued and outstanding 2000 and 1999 none....................................          ---                      ---
 Additional paid-in capital.............................................................      3,487.4                  1,523.5
 Accumulated deficit....................................................................       (567.3)                  (494.5)
 Accumulated other comprehensive income.................................................         94.7                     74.7
                                                                                             --------                 --------
                                                                                              3,020.6                  1,108.5
                                                                                             --------                 --------
                                                                                             $6,530.1                 $4,203.1
                                                                                             ========                 ========

 . Class A common stock and accumulated deficit are presented after giving effect for the three-for-one stock split effected in the form of a stock dividend as described in Note 4.

       The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES


   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In millions, except per share data)

                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
                                                              2000       1999
                                                            ------     ------
Revenues:
 Telecommunications:
  Local and long distance.................................  $154.2     $ 81.1
  Local exchange services.................................    21.6       17.7
  Private line and data...................................    26.2       15.3
  Network maintenance and equipment.......................     9.2        8.1
  Other telecommunications................................     7.7        5.8
                                                            ------     ------
   Total telecommunications revenue.......................   218.9      128.0
 Directory................................................    64.8       49.4
 Telemarketing............................................     4.6        3.7
                                                            ------     ------
  TOTAL REVENUES..........................................   288.3      181.1
Operating expenses:
 Cost of service..........................................   148.1       92.5
 Selling, general and administrative......................   122.2       79.8
 Depreciation and amortization............................    60.6       35.1
                                                            ------     ------
  TOTAL OPERATING EXPENSES................................   330.9      207.4
                                                            ------     ------
  OPERATING LOSS..........................................   (42.6)     (26.3)
Nonoperating income (expense):
 Interest income..........................................    15.3        8.3
 Interest (expense).......................................   (31.0)     (29.5)
 Other income.............................................     (.2)        --
                                                            ------     ------
  TOTAL NONOPERATING INCOME (EXPENSE).....................   (15.9)     (21.2)
                                                            ------     ------
  LOSS BEFORE INCOME TAXES................................   (58.5)     (47.5)
Income taxes..............................................     ---        ---
                                                            ------     ------
  NET LOSS................................................  $(58.5)    $(47.5)
Preferred stock dividend..................................   (13.6)       ---
                                                            ------     ------
  NET LOSS APPLICABLE TO COMMON SHARES....................  $(72.1)    $(47.5)
                                                            ======     ======
Loss per common share.....................................  $(0.15)    $(0.12)
                                                            ======     ======
Weighted average common shares outstanding................   479.7      396.7
                                                            ======     ======

Other comprehensive income (loss), net of tax:
 Unrealized gains on securities:
  Unrealized holding gains (losses) arising during the
   period.................................................    20.0        8.2
  Less:  reclassification adjustment for gains included in
   net income.............................................     ---       (0.1)
                                                            ------     ------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS).................    20.0       (8.1)
                                                            ------     ------
  COMPREHENSIVE LOSS......................................  $(52.1)    $(39.4)
                                                            ======     ======

* Loss per common share and weighted average common shares outstanding are presented after giving effect for the three-for-one stock split effected in the form of a dividend as described in Note 4.

      The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES


                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                  ------------------------------
                                                                                                     2000                   1999
                                                                                                  -------                -------
Cash Flows from Operating Activities
 Net loss...............................................................................          $ (72.1)               $ (47.5)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation..........................................................................             35.1                   18.0
  Amortization..........................................................................             25.5                   17.1
  Accretion of interest on senior discount notes........................................             10.1                    9.3
  Changes in assets and liabilities, net of effects of acquisitions:
      (Increase) in trade receivables...................................................            (35.6)                 (17.0)
      (Increase) in inventory...........................................................             (2.4)                  (5.0)
      Decrease in deferred expenses.....................................................              2.2                    ---
      Decrease in prepaid expenses and other............................................             31.0                    5.6
      (Decrease) in deferred line installation costs....................................             (9.0)                  (2.5)
      (Decrease) in accounts payable and accrued expenses...............................            (26.0)                 (29.5)
      Increase in deferred revenue......................................................             14.3                    0.7
      Increase in customer deposits.....................................................              1.9                    2.6
                                                                                                  -------                -------
        NET CASH (USED IN) OPERATING ACTIVITIES.........................................            (25.0)                 (48.2)
                                                                                                  -------                -------
Cash Flows from Investing Activities
 Purchases of property and equipment....................................................           (239.4)                 (84.9)
 Available-for-sale securities:
  Purchases.............................................................................           (280.6)                (262.0)
  Sales.................................................................................              ---                   72.8
  Maturities............................................................................            759.4                   55.3
 Business Acquisitions..................................................................            (10.9)                (128.1)
 Other..................................................................................             (2.5)                  (2.5)
                                                                                                  -------                -------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         226.0                 (349.4)
                                                                                                  -------                -------
Cash Flows from Financing Activities
 Payments on contracts and notes payable................................................              ---                  (12.8)
 Net proceeds from preferred stock - Series B and C.....................................             (0.3)                  ----
 Net proceeds from long-term debt.......................................................              ---                  487.7
 Payments on long-term debt.............................................................             (8.4)                (118.5)
 Net proceeds from issuance of common stock.............................................             17.6                    1.5
                                                                                                  -------                -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES......................................              8.9                  357.9
                                                                                                  -------                -------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................            209.9                  (39.7)
Cash and cash equivalents:
 Beginning..............................................................................            326.9                  455.1
                                                                                                  -------                -------
 Ending.................................................................................          $ 536.8                $ 415.4
                                                                                                  =======                =======
Supplemental Disclosure of Cash Flow Information:
 Cash payment for interest..............................................................            $43.9                 $23.6
                                                                                                    =====                 =====
Supplemental Schedule of Noncash Investing and Financing Activities
 Capital leases incurred for the acquisition of property and equipment..................            $ 5.2                 $ 2.0
                                                                                                    =====                 =====


       The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Information as of and for the Three Months Ended
                     March 31, 2000 and 1999 is Unaudited)

Note 1:    Basis of Presentation

      Interim Financial Information (unaudited): The financial statements and related notes as of March 31, 2000, and for the three month periods ended March 31, 2000 and 1999, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although we believe that the disclosures provided are adequate to make the information presented not misleading, we recommend that you read these consolidated condensed financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

      Reclassifications: Certain items in the unaudited statement of operations for the three month period ended March 31, 1999 have been reclassified to be consistent with the presentation in the March 31, 2000 unaudited financial statements.

Note 2:    Supplemental Asset Data

      Cash and cash equivalents: For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

 Trade Receivables: The composition of trade receivables, net is as follows:

                                                                      March 31,          December 31,
                                                                         2000                1999
                                                                        ------              ------
                                                                                 (In millions)
Trade Receivables:
 Billed......................................................            $207.1             $165.7
 Unbilled....................................................              72.1               59.5
                                                                         ------             ------
                                                                          279.2              225.2
Allowance for doubtful accounts and discounts................             (47.4)             (41.4)
                                                                         ------             ------
                                                                         $231.8             $183.8
                                                                         ======             ======

      Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

      Goodwill: Goodwill resulting from our acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $65.7 million and $52.1 million, at March 31, 2000 and December 31, 1999, respectively.

      Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to our acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $72.8 million and $60.7 million at March 31, 2000 and December 31, 1999, respectively.

Note 3:  Acquisitions

      Talking Directories, Inc. (Talking Directories) and Info America Phone Books, Inc. (Info America): On February 10, 1999, we acquired Talking Directories in exchange for 15.3 million shares of its Class A common stock, par value $.01 per share ("Class A common stock") after giving effect to the three-for-one stock split described in Note 4. In a related and concurrent transaction, on February 10, 1999, we acquired Info America in exchange for 7.2 million shares of its Class A common stock. We also paid outstanding obligations of Talking Directories and Info America of approximately $27 million.

      Dakota Telecommunications Group, Inc. (DTG): On March 5, 1999, we acquired DTG in exchange for approximately $5.7 million shares of its Class A common stock, after giving effect to the three-for-one stock split described in Note 4, and the assumption of approximately $31 million in DTG debt.

      Ovation Communications, Inc. (Ovation): On March 31, 1999, we acquired Ovation in exchange for approximately 33.6 million shares of its Class A common stock, after giving effect to the three-for-one stock split described in Note 4, and the payment of approximately $121.3 million in cash to the stockholders of Ovation. The total purchase price was approximately $310.2 million based on the average closing price of our Class A common stock five days before and after the date of the acquisition agreement. Approximately $105.6 million in Ovation debt remained outstanding.

      Splitrock Services, Inc. ("Splitrock"): On March 30, 2000, we acquired Splitrock pursuant to the Amended Plan of Merger dated February 11, 2000. The acquisition of Splitrock was effected through two separate but related transactions: (1) a holding company reorganization, in which Splitrock Services, Inc. became a wholly owned subsidiary of its former subsidiary, Splitrock Holdings; and (2) a merger of Southside Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of McLeodUSA, with and into Splitrock Holdings in which Splitrock Holdings was the surviving corporation and became a wholly owned subsidiary of McLeodUSA.

     Pursuant to these transactions, each common stockholder of Splitrock ultimately received 0.5347 of a share of Class A common stock of McLeodUSA in exchange for each share of Splitrock common stock owned. We issued approximately 93.2 million shares of Class A common stock, after giving effect for the three-for-one stock split described in Note 4. The total purchase price was approximately $2.3 billion based on the average closing price of our Class A common stock five days before and after January 6, 2000, the initial date of the Merger Agreement. Approximately $261 million in Splitrock debt remains outstanding. The purchase price includes approximately $29.4 million of direct acquisition costs.

      The following table summarizes the purchase price allocations we incurred for business acquisitions incurred in the three months ended March 31, 2000 and 1999 (in millions):

Transaction Year:                                 2000           1999
---------------------                           --------        -------
Cash purchase price                             $   10.8        $ 128.1
Acquisition costs                                   41.7             --
Promissory notes                                    38.4             --
Stock issued                                     1,832.4          347.1
Option agreements                                  103.3             --
                                                --------        -------
                                                $2,026.6        $ 475.2
                                                ========        =======

Working capital acquired, net                   $   15.8        $ (22.4)
Fair value of other assets acquired                184.1          127.0
Intangibles                                      2,117.4          525.2
Liabilities assumed                               (290.7)        (154.6)
                                                --------        -------
                                                $2,026.6        $ 475.2
                                                ========        =======

      These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition. All 2000 purchase price allocations are preliminary and subject to revisions.

      The unaudited consolidated results of operations for the three months ended March 31, 2000 on a pro forma basis as though the above entities had been acquired as of the beginning of the period is as follows (in millions, except per share data):

                                                               2000
                                                             -------
      Revenue.......................................         $ 323.3
      Net loss applicable to common shares..........          (136.5)
      Loss per common share.........................           (0.24)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 4:  Common Stock Split

      On February 29, 2000, we announced a three-for-one stock split in the form of a stock dividend on our Class A common stock. The record date for the stock split was April 4, 2000 and the distribution of the additional shares took place on April 24, 2000. All share data in the consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

Note 5: Information by Business Segment

      We operate predominantly in the business of providing local, long distance and related communications services to end users, selling advertising space in telephone directories and supplying end to end data communications. The three business segments have separate management teams and infrastructures that offer different products and services. The principal elements of these segments are to
(1) provide integrated communications services, provide outstanding customer service, expand fiber optic network, expand intra-city fiber network build, (2) publish and distribute directories to local area subscribers, and (3) provide end to end data communications. The acquisition of Splitrock on March 30, 2000 introduced our third business segment: end-to-end data communications services on the Splitrock network. Since the data segment was part of McLeodUSA for only one day in the first quarter ended March 31, 2000, operating statement information for this segment has not been included in the segment information table below.

      We evaluate the performance of our operating segments based on earnings before interest, taxes, depreciation and amortization, excluding general corporate expenses ("EBITDA"). The accounting policies of the reportable segments are the same as those described in Note 1 of our Annual Report on

Form 10-K for the fiscal year ended December 31, 1999. Intersegment transfers are accounted for on an arm's length pricing basis.

      Identifiable assets (excluding intersegment receivables) are our assets that are identified in each business segment. Corporate assets primarily include cash and cash equivalents, investments in available-for-sale securities, administrative headquarters and goodwill recorded primarily as a result of the acquisition of Consolidated Communications, Inc. in 1997, the acquisitions of DTG and Ovation in 1999 and the acquisition of Splitrock in 2000.

      In the three months ended March 31, 2000 and 1999, no single customer or group under common control represented 10% or more of our sales.

Segment information for the three months ended March 31, 2000 and 1999 was as follows (in millions):

                                    Telecommunications    Media           Data        Corporate        Total
                                   -------------------    -----           ----        ---------        -----
Three months ended
March 31, 2000
Revenues                           $     222.8          $    65.5       $    --     $         --    $     288.3
                                  ===============================================================================

EBITDA                             $      10.3          $    13.0       $    --     $       (5.3)   $      18.0
Depreciation and amortization            (37.0)              (7.4)           --            (16.2)         (60.6)
Interest Revenue                           0.4                0.1            --             14.8           15.3
Interest Expense                          (1.0)                --            --            (30.0)         (31.0)
Taxes and Other                           (2.3)                --            --              2.1           (0.2)
                                  -------------------------------------------------------------------------------
Net Income (Loss)                  $     (29.6)         $     5.7       $    --     $      (34.6)   $     (58.5)
                                  ===============================================================================

As of March 31, 2000
Total assets                       $   2,065.2          $   469.9        $264.9     $    3,730.1    $   6,530.1

Three months ended
March 31, 2000
Capital expenditures               $     243.0          $     1.0       $    --     $      266.1    $     510.1

                                    Telecommunications    Media           Data        Corporate        Total
                                   -------------------    -----           ----        ---------        -----

March 31, 1999
Revenues                           $     131.3          $    49.8       $    --     $         --    $     181.1
                                  ===============================================================================

EBITDA                             $       5.8          $     9.2       $    --     $       (6.2)   $       8.8
Depreciation and amortization            (19.5)              (9.6)           --             (6.0)         (35.1)
Interest Revenue                           0.3                 --            --              8.0            8.3
Interest Expense                          (1.4)                --            --            (28.1)         (29.5)
Taxes and Other                            0.3                 --            --             (0.3)            --
                                  -------------------------------------------------------------------------------
Net Income (Loss)                  $     (14.5)         $    (0.4)      $    --     $      (32.6)   $     (47.5)
                                  ===============================================================================

As of March 31, 1999
Total assets                       $   1,034.6          $   389.9       $    --     $    1,411.9    $   2,836.4

Three months ended
March 31, 1999
Capital expenditures               $     210.3          $   131.1       $    --     $      197.5    $     538.9

Note 6: Subsequent Events

     On April 12, 2000 we announced that we received a commitment for $1 billion of Senior Secured Credit Facilities (together the "Facilities") with a syndicate of financial institutions. The facilities are currently contemplated to consist of (1) a seven year Senior Secured Revolving Facility with an aggregate principal amount of $500 million (the "Revolving Facility), (2) a seven year Senior Secured Multi-Draw Term Loan Facility with an aggregate principal amount of $300 million ("Tranche A Term Facility"), and (3) an eight year single draw Senior Secured Term Loan with an aggregate principal amount of $200 million ("Tranche B Term Facility"). The Tranche A Term Facility is expected to provide for multiple ($50 million minimum) draws for the first 24 months of the agreement at which time any undrawn commitments expire.

     The Facilities are to be secured by 1) a first priority pledge of all the capital stock owned by us and by each subsidiary, and 2) a perfected first priority security interest in substantially all our tangible and intangible assets and, to the extent of $100 million, by each subsidiary. In addition, telecommunications assets acquired with proceeds from the facilities will serve as collateral.

     Interest on the Facilities is payable quarterly and variable at LIBOR plus 1% to LIBOR plus 3.25% based on the Company's debt rating. At our current debt rating, interest rates contemplated are LIBOR plus 2.25% on the Revolving Facility and Tranche A Term Facility, and LIBOR plus 3.00% on the Tranche B Term Facility. A commitment fee of 0.5% to 1.0% will be charged on the undrawn portion of the commitment relating to the Revolving Facility and the Tranche A Term Facility. We will be expected to maintain certain financial covenants requiring minimum access lines, debt to capital and debt to EBITDA ratios.

     In connection with the Splitrock acquisition, approximately $261 million in Splitrock debt remains outstanding. The merger constituted a change of control as defined in the Indenture for the Splitrock Senior Notes payable. Therefore, Splitrock was required under the Indenture to make an offer within 30 days of the change of control to repurchase all of the Splitrock Senior Notes properly tendered at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. On April 12, 2000, Splitrock mailed the appropriate notice to the holders of the Senior Notes. The note holders had until May 12, 2000 to exercise their rights under this notice. Security holders with a principal amount of $100,000 exercised their option rights under this notice and have until May 16, 2000 to revoke any such election.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements included in this discussion relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, technological changes and development of a PCS system, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in the Company's business, the ability of the Company and its third party vendors to maintain Year 2000 readiness in computer systems, changes in the competitive climate in which the Company operates and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000 and which section is incorporated herein by reference.

     Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand. All share data in the consolidated financial statements and notes to the financial statements have been adjusted to reflect the April 24, 2000 three-for-one stock split of our Class A common stock.

Overview

     We derive most of our revenue from:

     . our core business of providing local, long distance and related communications services to end users, typically in a bundled package
     .  the sale of advertising space in telephone directories

     . traditional local telephone company services through the operations of Illinois Consolidated Telephone Company ("ICTC") in east central Illinois and Dakota Telecommunications Group, Inc. in southeast South Dakota

     . communications facilities and services dedicated for a particular customer's use

     We also derive revenue from:

     .  communications network maintenance services
     .  telephone equipment sales, leasing, service and installation
     .  video services
     .  telemarketing services
     .  computer networking services
     . other communications services, including cellular, operator, payphone, and paging services

     The table set forth below summarizes our percentage of revenues from these sources:

                                                         Quarter Ended March 31,
                                                        ------------------------
                                                        2000               1999
                                                        ----               ----
Local and long distance communications services.....      53%                45%
Telephone directory advertising.....................      22                 27
Traditional local telephone company services........       8                 10
Special access, private line and data services......       9                  8
Network maintenance and equipment services..........       3                  5
Telemarketing services..............................       2                  3
Other communications services.......................       3                  2
                                                        ----               ----
                                                         100%               100%
                                                        ====               ====

     We began offering local and long distance services to business customers in January 1994. In June 1996, we began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of communications services that includes local and long distance service, voice mail, Internet access and travel card services. Since June 1996, we have expanded the states in which we offer service to business customers to include Iowa, Illinois, Indiana, Michigan, Minnesota, Nebraska, Wisconsin, North Dakota, South Dakota, Colorado, Missouri, Utah, Washington, Ohio and Wyoming. We also expanded our residential service to additional cities in Iowa and Illinois and began offering the service to customers in North Dakota, South Dakota, Wisconsin, Wyoming, Colorado, and Michigan. We plan to continue our efforts to market and provide local, long distance and other communications services to business customers and market our service to residential customers.

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

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

     Total revenue increased from $181.1 million for the three months ended March 31, 1999 to $288.3 million for the three months ended March 31, 2000, representing an increase of $107.2 million or 59%. The increase was due to the acquisitions completed in 1999 as well as the increase in local and long distance customers. Revenue from the sale of local and long distance telecommunications services accounted for $73.1 million of the increase, including $44.2 million contributed by Dakota Telecommunications Group, Inc. ("DTG"), Ovation Communications, Inc. ("Ovation"), and Access Communications Holding, Inc. and S.J. Investments Holdings, Inc. (together, "Access") which we acquired on March 5, 1999, March 31, 1999 and August 13, 1999, respectively. Local exchange services generated $3.9 million in additional revenues over the same period in 1999, including $2.5 million contributed by DTG. Private line and data revenues accounted for $10.9 million of increased revenues over 1999, including $9.2 million contributed by DTG, Ovation and Access. Network maintenance and equipment revenue increased $1.1 million over 1999, including $0.5 million contributed by DTG. Other telecommunications revenue increased $1.9 million when compared to the same period in 1999, which was primarily attributable to the DTG, Ovation and Access acquisitions. Directory revenues increased $15.4 million from the first quarter of 1999 to the first quarter of 2000 due mainly to revenues from new directories acquired in 1999. Telemarketing revenues in the first quarter of 2000 increased $0.9 million when compared to the same period in 1999.

     Cost of service increased from $92.5 million for the three months ended March 31, 1999, to $148.1 million for the three months ended March 31, 2000, representing an increase of $55.6 million or 60%. This increase in cost of service was due primarily to the growth in our local and long distance telecommunications and to the acquisitions of DTG, Ovation and Access which contributed an aggregate of $25.7 million to the increase. Cost of service as a percentage of revenue remained consistent at 51% for the three months ended March 31, 1999 and for the three months ended March 31, 2000.

     SG&A increased from $79.8 million for the three months ended March 31, 1999 to $122.2 million for the three months ended March 31, 2000, an increase of $42.4 million or 53%. Our acquisitions of Talking Directories Inc. and Info America Phone Books, Inc. (together, "Talking Directories"), DTG, Ovation and Access contributed to the increase. Also contributing to this increase were increased costs related primarily to expansion of selling, customer support and administrative activities to support our growth.

     Depreciation and amortization expenses increased from $35.1 million for the three months ended March 31, 1999 to $60.6 million for the three months ended March 31, 2000, representing an increase of $25.5 million or 73%. This increase related to the acquisitions of Talking Directories, DTG, Ovation and Access and to the growth of our network.

     Interest income increased from $8.3 million for the three month period ended March 31, 1999, to $15.3 million for the same period in 2000. This increase resulted from a higher average investment balance during 2000.

     Gross interest expense increased from $33.7 million for the first quarter of 1999 to $41.2 million for the first quarter of 2000. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $1.0 million and an increase of interest of $5.9 million primarily as the result of the issuance of our 8 1/8% senior notes in February 1999. Interest expense of approximately $10.2 and $4.2 million was capitalized as part of our construction of fiber optic network during the first quarter of 2000 and 1999, respectively.

     Net loss applicable to common shares increased from $47.5 million for the three months ended March 31, 1999 to $72.1 million for the three months ended March 31, 2000, an increase of $24.6 million. This increase resulted primarily from the following four factors: (1) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions;
(3) net interest expense on indebtedness to fund market expansion, network development and acquisitions, and (4) dividends on preferred stock issued.

Liquidity and Capital Resources

     Our total assets increased from $4.2 billion at December 31, 1999 to $6.5 billion at March 31, 2000. The increase is primarily due to the acquisition related intangibles of approximately $2.1 billion resulting from the acquisition of Splitrock. At March 31, 2000, our current assets of $1,396.9 million exceeded our current liabilities of $415.1 million, providing working capital of $981.8 million, which represents a decrease in working capital of $291.0 million compared to December 31, 1999. At December 31, 1999, our current assets of $1,569.5 million exceeded current liabilities of $296.7 million, providing working capital of $1,272.8 million.

     The net cash used in operating activities totaled $25.0 million for the three months ended March 31, 2000 and $48.2 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, cash used in operating activities was used primarily to fund our net loss of $72.1 million
for such period.   Primarily as a result of the expansion of our local and long distance communications services, we also required cash to fund:

     .    growth in trade receivables of $35.6 million
     .    growth in inventory of $2.4 million
     .    decreases in deferred line installation costs of $9.0 million
     .    decreases in accounts payable and accrued expenses of $26.0 million

These amounts were partially offset by:

     .    decreases in prepaid and other expenses of $31.0 million
     .    decreases in deferred expenses of $2.2 million
     .    increases in deferred revenue of $14.3 million
     .    increases in customer deposits of $1.9 million
     .    cumulative non-cash expenses of $70.7 million

During the three months ended March 31, 1999, cash for operating activities was used primarily to fund our net loss of $47.5 million for such period. We also required cash to fund the growth in trade receivables, inventory and deferred line installation costs of $17.0 million, $5.0 million and $2.5 million, respectively, and to decrease accounts payable and accrued expenses of $29.5 million. These uses of cash for operating activities during the three months ended March 31, 1999, were offset by a decrease in prepaid expenses of $5.6 million and increases in deferred revenue and customer deposits of $0.7 million and $2.6 million, respectively, and cumulative non-cash expenses of $44.4 million.

     Our investing activities provided cash of $226.0 million during the three months ended March 31, 2000 and used cash of $349.4 million during the three months ended March 31, 1999. The equipment required for the expansion of our local and long distance telecommunications services, our development and construction of fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $239.4 million and $84.9 million during the three months ended March 31, 2000 and 1999, respectively. We also used cash of $280.6 million and $262.0 million to acquire available-for-sale securities during the first three months of 2000 and 1999, respectively, offset by proceeds from sales and maturities of available-for-sale securities of $759.4 million and $128.1 million, respectively, during those periods.

     During the three months ended March 31, 2000 and March 31, 1999, we used aggregate cash of $10.9 million and $128.1 million, respectively, to acquire various directories and other telecommunication businesses.

     Net cash received from financing activities was $8.9 million during the three months ended March 31, 2000. Net cash received from financing activities during the three months ended March 31, 1999 was $357.9 million and was primarily obtained from our offering of our 8 1/8% senior notes in February 1999.

     On February 22, 1999, we completed an offering of $500.0 million aggregate principal amount of our 8 1/8% senior notes in which we received net proceeds of approximately $485.8 million. Interest on the 8 1/8% senior notes is payable in cash semi-annually in arrears on February 15 and August 15.

     Our 10 1/2% senior discount notes, 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes are senior unsecured obligations of McLeodUSA Incorporated, the parent company, ranking pari passu in right of payment with all other existing and future senior unsecured obligations of McLeodUSA and senior to all existing and future subordinated debt of McLeodUSA. The 10 1/2% senior discount notes, 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes are effectively subordinated to all existing and future secured indebtedness of McLeodUSA and our subsidiaries to the extent of the value of the assets securing such indebtedness. The 10 1/2% senior discount notes, 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of our subsidiaries.

     The indentures governing our 10 1/2% senior discount notes, 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes impose operating and financial restrictions on our subsidiaries and us. These restrictions affect, and in many cases significantly limit or prohibit, among other things, our subsidiaries' ability to:

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

  Approximately $261.0 million of public debt at Splitrock remains outstanding after our acquisition of Splitrock. The Splitrock indenture provides for redemption of their Senior Notes at any time, in whole or in part, on or after July 15, 2003 at a premium through July 15, 2005. The Splitrock Senior Note indenture also restricts Splitrock's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, an unaffiliated entity.

     We cannot assure you that such covenants in our various indentures will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our interests.

     As of March 31, 2000 based on our business plan, capital requirements and growth projections as of that date, we estimated that we would require approximately $2.0 billion through 2002. Our estimated aggregate capital requirements include the projected costs of:

     . building our fiber optic communications network, including intra-city fiber optic communications networks

     .  adding voice and ATM switches

     .  expanding operations in existing and new markets

     .  developing wireless services

     .  funding general corporate expenses

     .  completing recent acquisitions

     . constructing, acquiring, developing or improving telecommunications assets

     The estimated costs and incremental capital needs associated with the acquisition of Splitrock are included in our estimated aggregate capital requirements.

     We expect to use the following to address our capital needs:

     . approximately $1,029.8 million of cash and investments on hand at March 31, 2000

     . additional issuance of debt or equity securities, including the commitment for approximately $1.0 billion in Senior Secured Credit Facilities as discussed in Note 6 of Part I, Item 1

     .  projected operating cash flow

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

Market Risk

     At March 31, 2000, we recorded the marketable equity securities that we hold at a fair value of $108.3 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $10.8 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

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

     You should be aware that there is the possibility of latent defects or issues related to the Year 2000 conversion issue that could result in future miscalculations or system failures. If we, our major vendors, our material service providers or our customers fail to identify and address any latent Year 2000 issues in a timely manner, such failure could have a material adverse effect on our business, results of operations and financial condition. We depend on local exchange carriers, primarily the MegaBells, to provide most of our local and some of our long distance services. To the extent US West and SBC/Ameritech fail to address latent Year 2000 issues which might interfere with their ability to fulfill their obligations to us, such interference could have a material adverse effect on our future operations. If other telecommunications carriers are unable to resolve such issues, it is likely that we will be affected to a similar degree as others in the telecommunications industry.


Effects of New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company does not expect the impact of the adoption of SFAS No. 133 to be material to its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

Revenue Recognition

     The effective date for Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" has been delayed and is effective beginning in the second quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes that this statement will not have a material effect on results of operations and financial position of the Company.

Inflation

     We do not believe that inflation has had a significant impact on our consolidated operations.

                                    PART II

                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     During the period from January 1, 2000 through March 31, 2000, we issued and sold the following equity securities not registered under the Securities Act of 1933, as amended:

        (1) On January 5, 2000, we issued 239,475 shares of Class A common stock in connection with our acquisition of certain assets of Noverr Publishing, Inc. ("Noverr"). We had previously agreed on May 29, 1999 to purchase four directories and certain assets of Noverr for a total purchase price of $22.3 million, which consisted of 239,475 shares of Class A common stock, after giving effect for the three-for-one stock split described in Note 4 to the financial statements, $19.4 million in cash and note payable and an option to purchase 300,000 shares of Class A common stock, after giving effect for the three-for-one stock split described in Note 4 to the financial statements.

        (2) On March 21, 2000, we issued 46,272 shares of Class A common stock in connection with our acquisition of certain assets of Millennium Group Telemanagement, LLC ("Millennium"). We had previously agreed on June 8, 1999, to purchase certain assets of Millennium and assume certain liabilities of Millennium for a total purchase price of $7.0 million. The purchase price consisted of $3.5 million in cash and the issuance or commitment to issue 385,590 shares of Class A common stock, after giving effect for the three-for-one stock split described in Note 4 to the financial statements, of which 208,218 shares were issued June 8, 1999 and 131,100 were issued on September 28, 1999.

        (3) On February 25, 2000, we acquired certain assets of University System Technology in exchange for 103,125 shares of our Class A common stock, after giving effect for the three-for-one stock split described in Note 4 to the financial statements.

The issuance of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions. All recipients had adequate access to information about us through their relationship with us or through information about us made available to them.

Item 4.  Submission of Matters to a Vote of Security Holders

     We held a special meeting of stockholders on March 30, 2000. Both proposals presented for stockholder consideration were approved at the meeting. The following is a tabulation of the voting on each proposal presented at the meeting:

Proposal 1 - Amend the Certificate of Incorporation to Increase the Number of Authorized Shares of Class A Common Stock to 1,000,000,000

     Votes for           406,937,682
     Votes Against       3,930,129
     Votes Withheld      108,867
     Broker Non-Votes    0

Proposal 2 - Approve the Issuance of Shares pursuant to Amended and Restated Agreement and Plan of Merger with Splitrock Services, Inc.

     Votes for           410,746,626
     Votes Against       109,269
     Votes Withheld      120,786
     Broker Non-Votes    0

     The votes indicated give effect to the three-for-one stock split described in Note 4 to the financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
-------
Number  Exhibit Description
------  -------------------

3.1 Amended and Restated Certificate of Incorporation of McLeod, Inc. Filed as an exhibit to the McLeodUSA Registration Statement on Form S-1, file no. 333-3112, and incorporated herein by reference.
3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of McLeod, Inc. Filed as an exhibit to the McLeodUSA Registration Statement on Form S-4, file no. 333-27647, and incorporated herein by reference.
3.4 Certificate of Change of Registered Agent and Registered Office of McLeodUSA Incorporated. Filed as an exhibit to the McLeodUSA Annual Report on Form 10-K, file no. 0-20763, filed with the SEC on March 6, 1998 and incorporated herein by reference.
3.5 Certificate of Designations of the 6.75% Series A preferred stock. Filed as an exhibit to the McLeodUSA Current Report on Form 8-K, file no. 0-20763, filed with the SEC on August 9, 1999 and incorporated herein by reference.
3.6 Certificate of Designations of the Series B preferred stock. Filed as an exhibit to the McLeodUSA Registration Statement on Form S-4, file no. 333-95941, and incorporated herein by reference.
3.7 Certificate of Designations of the Series C preferred stock. Filed as an exhibit to the McLeodUSA Registration Statement on Form S-4, file no. 333-95941, and incorporated herein by reference.
3.8 Amendment dated March 30, 2000 to Amended and Restated Certificate of Incorporation of McLeodUSA Incorporated.
4.26 Stockholders' Agreement dated as of March 30, 2000 by and among McLeodUSA, Kwok Li and Linsang Partners, LLC.
4.27 Third Amended and Restated November 1998 Stockholders' Agreement dated as of March 10, 2000 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin and certain CCI Shareholders.
4.28 Third Amended and Restated January 1999 Stockholders' Agreement dated as of March 10, 2000 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin, certain CCI Shareholders and the M/C Stockholders.
4.29 Indenture dated as of July 24, 1998 between Harris Trust Company of New York (formerly Bank of Montreal Trust Company) and Splitrock Services, Inc. relating to 11 3/4% Senior Notes due 2008. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference.
4.30 Specimen 11 3/4% Senior Note due 2008. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference.
4.31 First Supplemental Indenture dated as of November 24, 1999 between Harris Trust Company of New York and Splitrock relating to 11 3/4% Senior Notes due 2008. Filed as an exhibit to Splitrock's Post-effective Amendment on Form S-3 to its Registration Statement on Form S-1, file no. 333-63001, and incorporated herein by reference.
4.32 Second Supplemental Indenture dated as of December 22, 1999 between Harris Trust Company of New York, Splitrock and Splitrock Leasing, LLC relating to 11 3/4% Senior Notes due 2008. Filed as an exhibit to Splitrock's Post-effective Amendment on Form S-3 to its Registration Statement on Form S-1, file no. 333-63001, and incorporated herein by reference.
4.33 Third Supplemental Indenture dated as of February 11, 2000 between Harris Trust Company of New York, Splitrock and Splitrock Leasing, LLC relating to 11 3/4% Senior Notes due 2008. Filed as an exhibit to Splitrock's Post-effective Amendment on Form S-3 to its Registration Statement on Form S-1, file no. 333-63001, and incorporated herein by reference.
4.34 Warrant Agreement dated as of July 29, 1998 by and between Harris Trust Company of New York (formerly Bank of Montreal Trust Company) and Splitrock Services, Inc. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference.
4.35 Form of Splitrock Warrant. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference.
4.36 First Supplemental Warrant Agreement by and between Splitrock Services, Inc. and Harris Trust Company of New York, dated as of February 24, 2000. Filed as an exhibit to Splitrock's Post-effective Amendment on Form S-3 to its Registration Statement on Form S-1, file no. 333-63001, and incorporated herein by reference.

4.37 Second Supplemental Warrant Agreement by and between Splitrock Services, Inc., Splitrock Holdings, Inc. and Harris Trust Company of New York, dated as of March 30, 2000.

4.38 Third Supplemental Warrant Agreement by and between Splitrock Services, Inc., Splitrock Holdings, Inc., McLeodUSA Incorporated and Harris Trust Company of New York, dated as of March 30, 2000.

10.58 Splitrock Full Service Agreement dated as of June 24, 1997 by and between Splitrock and Prodigy Services Corporation. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference. *

10.59 Amendment to Full Service Agreement between Splitrock and Prodigy dated May 18, 1999. Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference. *

10.60 Amended and Restated Full Service Agreement between Splitrock and Prodigy dated as of February 16, 2000. Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the SEC on May 15, 2000 and incorporated herein by reference. *

10.61 Cost Sharing National IRU Agreement effective April 26, 1999 by and between Level 3 Communications, LLC and Splitrock. Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference. *

10.62 First Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock. Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference. *

10.63 Second Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock. Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the SEC on May 15, 2000 and incorporated herein by reference. *

10.64 Third Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock. Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the SEC on May 15, 2000 and incorporated herein by reference. *

11.1  Statement regarding computation of loss per common share.
27.1  Financial Data Schedule.

----------
* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment requested.

     (b)  Reports on Form 8-K

     On January 19, 2000, we filed a Current Report on Form 8-K to announce that on January 6, 2000 we entered into an agreement and Plan of Merger with Splitrock Services, Inc., a Delaware corporation.

     On January 21, 2000, we filed a Current Report on Form 8-K to make various slides regarding the proposed acquisition of Splitrock Services, Inc. available.

     On February 3, 2000, we filed a Current Report on Form 8-K to report results for the fourth quarter and fiscal year 1999.

     On February 11, 2000, we filed a Current Report on Form 8-K to report that our chairman and CEO and his wife sold shares of McLeodUSA stock.

     On March 14, 2000, we filed a Current Report on Form 8-K to announce that the Board of Directors had declared a three-for-one stock split of our Class A common stock to be effected in the form of a stock dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     McLEODUSA INCORPORATED
                                     (registrant)



Date:  May 15, 2000                  By:         /s/ Stephen C. Gray
                                                 -------------------
                                                   Stephen C. Gray
                                        President and Chief Operating Officer


Date:  May 15, 2000                  By:         /s/ J. Lyle Patrick
                                                 -------------------
                                                    J. Lyle Patrick
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                    Sequentially
                                                                    ------------
Exhibit                                                                Numbered
---------                                                           ------------
Number     Exhibit Description                                           Page
------     -------------------                                      ------------

3.1 Amended and Restated Certificate of Incorporation of McLeod, Inc. Filed as an exhibit to the McLeodUSA Registration Statement on Form S-1, file no. 333-3112, and incorporated herein by reference.
3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of McLeod, Inc. Filed as an exhibit to the McLeodUSA Registration Statement on Form S-4, file no. 333-27647, and incorporated herein by reference.
3.4 Certificate of Change of Registered Agent and Registered Office of McLeodUSA Incorporated. Filed as an exhibit to the McLeodUSA Annual Report on Form 10-K, file no. 0-20763, filed with the SEC on March 6, 1998 and incorporated herein by reference.
3.5 Certificate of Designations of the 6.75% Series A preferred stock. Filed as an exhibit to the McLeodUSA Current Report on Form 8-K, file no. 0-20763, filed with the SEC on August 9, 1999 and incorporated herein by reference.
3.6 Certificate of Designations of the Series B preferred stock. Filed as an exhibit to the McLeodUSA Registration Statement on Form S-4, file no. 333-95941, and incorporated herein by reference.
3.7 Certificate of Designations of the Series C preferred stock. Filed as an exhibit to the McLeodUSA Registration Statement on Form S-4, file no. 333-95941, and incorporated herein by reference.
3.8 Amendment dated March 30, 2000 to Amended and Restated Certificate of Incorporation of McLeodUSA Incorporated.
4.26 Stockholders' Agreement dated as of March 30, 2000 by and among McLeodUSA, Kwok Li and Linsang Partners, LLC.
4.27 Third Amended and Restated November 1998 Stockholders' Agreement dated as of March 10, 2000 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin and certain CCI Shareholders.
4.28 Third Amended and Restated January 1999 Stockholders' Agreement dated as of March 10, 2000 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin, certain CCI Shareholders and the M/C Stockholders.
4.29 Indenture dated as of July 24, 1998 between Harris Trust Company of New York (formerly Bank of Montreal Trust Company) and Splitrock Services, Inc. relating to 11 3/4% Senior Notes due 2008. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference.
4.30 Specimen 11 3/4% Senior Note due 2008. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference.
4.31 First Supplemental Indenture dated as of November 24, 1999 between Harris Trust Company of New York and Splitrock relating to 11 3/4% Senior Notes due 2008. Filed as an exhibit to Splitrock's Post-effective Amendment on Form S-3 to its Registration Statement on Form S-1, file no. 333-63001, and incorporated herein by reference.
4.32 Second Supplemental Indenture dated as of December 22, 1999 between Harris Trust Company of New York, Splitrock and Splitrock Leasing, LLC relating to 11 3/4% Senior Notes due 2008. Filed as an exhibit to Splitrock's Post-effective Amendment on Form S-3 to its Registration Statement on Form S-1, file no. 333-63001, and incorporated herein by reference.
4.33 Third Supplemental Indenture dated as of February 11, 2000 between Harris Trust Company of New York, Splitrock and Splitrock Leasing, LLC relating to 11 3/4% Senior Notes due 2008. Filed as an exhibit to Splitrock's Post-effective Amendment on Form S-3 to its Registration Statement on Form S-1, file no. 333-63001, and incorporated herein by reference.
4.34 Warrant Agreement dated as of July 29, 1998 by and between Harris Trust Company of New York (formerly Bank of Montreal Trust Company) and Splitrock Services, Inc. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference.
4.35 Form of Splitrock Warrant. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference.
4.36 First Supplemental Warrant Agreement by and between Splitrock Services, Inc. and Harris Trust Company of New York, dated as of February 24, 2000. Filed as an exhibit to Splitrock's Post-effective Amendment on Form S-3 to its Registration Statement on Form S-1, file no. 333-63001, and incorporated herein by reference.

4.37 Second Supplemental Warrant Agreement by and between Splitrock Services, Inc., Splitrock Holdings, Inc. and Harris Trust Company of New York, dated as of March 30, 2000.
4.38 Third Supplemental Warrant Agreement by and between Splitrock Services, Inc., Splitrock Holdings, Inc., McLeodUSA Incorporated and Harris Trust Company of New York, dated as of March 30, 2000.
10.58 Splitrock Full Service Agreement dated as of June 24, 1997 by and between Splitrock and Prodigy Services Corporation. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference. *
10.59 Amendment to Full Service Agreement between Splitrock and Prodigy dated May 18, 1999. Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference. *
10.60 Amended and Restated Full Service Agreement between Splitrock and Prodigy dated as of February 16, 2000. Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the SEC on May 15, 2000 and incorporated herein by reference. *
10.61 Cost Sharing National IRU Agreement effective April 26, 1999 by and between Level 3 Communications, LLC and Splitrock. Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference. *
10.62 First Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock. Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference. *
10.63 Second Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock. Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the SEC on May 15, 2000 and incorporated herein by reference. *
10.64 Third Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock. Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the SEC on May 15, 2000 and incorporated herein by reference. *
11.1  Statement regarding computation of loss per common share.
27.1  Financial Data Schedule.

--------------

* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment requested.