Form 10-Q
period 2000-06-30
MCLEODUSA INC
filed 2000-08-14
CIK 919943

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 2000

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

  The number of shares outstanding of each class of the issuer's common stock as of August 3, 2000:

      Common Stock Class A:  ($.01 par value)..............  582,553,110 shares

      Common Stock Class B:  ($.01 par value)..............                None

================================================================================

                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART I.  Financial Information
------   ---------------------

Item 1.  Financial Statements...................................................................           3

         Consolidated Balance Sheets, June 30, 2000 (unaudited) and December 31, 1999...........           3

         Unaudited Consolidated Statements of Operations and Comprehensive Income
            for the three and six months ended June 30, 2000 and 1999...........................           4

         Unaudited Consolidated Statements of Cash Flows for the six months ended
            June 30, 2000 and 1999..............................................................           5

         Notes to Consolidated Financial Statements (unaudited).................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..          12

PART II. Other Information
-------  -----------------

Item 2.  Changes in Securities and Use of Proceeds..............................................          20

Item 4.  Submission of Matters to a Vote of Security Holders....................................          20

Item 6.  Exhibits and Reports on Form 8-K.......................................................          21

Signatures......................................................................................          23

                        PART I - FINANCIAL INFORMATION
Item 1.Financial Statements
                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In millions, except shares)

                                                                                              June 30,           December 31,
                                                                                                2000                1999
                                                                                             -----------        ------------
                                       ASSETS                                                 Unaudited)
Current Assets
 Cash and cash equivalents..............................................................      $  931.3           $  326.9
 Investment in available-for-sale securities............................................         324.5              934.1
 Trade receivables, net.................................................................         266.2              183.8
 Inventory..............................................................................          33.2               27.5
 Deferred expenses......................................................................          39.7               39.2
 Prepaid expenses and other.............................................................          52.1               58.0
                                                                                              --------           --------
  TOTAL CURRENT ASSETS..................................................................       1,647.0            1,569.5
                                                                                              --------           --------
Property and Equipment
 Land and building......................................................................         115.0               85.1
 Telecommunications networks............................................................         878.7              635.9
 Furniture, fixtures and equipment......................................................         349.2              267.2
 Networks in progress...................................................................         841.1              453.2
 Building in progress...................................................................           4.6                1.2
                                                                                              --------           --------
                                                                                               2,188.6            1,442.6
 Less accumulated depreciation..........................................................         290.6              172.6
                                                                                              --------           --------
                                                                                               1,898.0            1,270.0
                                                                                              --------           --------
Investments, Intangible and Other Assets
 Other investments......................................................................          32.9               35.9
 Goodwill, net..........................................................................       3,033.7              957.1
 Other intangibles, net.................................................................         339.3              290.2
 Other..................................................................................         118.6               80.4
                                                                                              --------           --------
                                                                                               3,524.5            1,363.6
                                                                                              --------           --------
                                                                                              $7,069.5           $4,203.1
                                                                                              ========           ========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt...................................................      $  299.0           $   14.4
 Contracts and notes payable............................................................           0.1                0.1
 Accounts payable.......................................................................         143.3              109.6
 Accrued payroll and payroll related expenses...........................................          28.5               26.2
 Other accrued liabilities..............................................................         213.6               92.2
 Deferred revenue, current portion......................................................          71.9               24.1
 Customer deposits......................................................................          30.7               30.1
                                                                                              --------           --------
  TOTAL CURRENT LIABILITIES.............................................................         787.1              296.7
Long-term Debt, less current maturities.................................................       2,370.4            1,763.8
Deferred Revenue, less current portion..................................................          14.5               15.8
Other long-term liabilities.............................................................          19.1               18.3
                                                                                              --------           --------
                                                                                               3,191.1            2,094.6
                                                                                              --------           --------
Redeemable convertible preferred stock
 Preferred, Series B, redeemable, convertible, $.01 par value, authorized, issued and
  outstanding 2000  275,000 shares; 1999  275,000 shares................................         687.5              687.5

 Preferred, Series C, redeemable, convertible, $.01 par value, authorized, issued and
  outstanding 2000  125,000 shares; 1999  125,000 shares................................         312.5              312.5
                                                                                              --------           --------
                                                                                               1,000.0            1,000.0
                                                                                              --------           --------
Stockholders' Equity
 Capital Stock:
   Preferred, Series A, $.01 par value: authorized 1,150,000 shares; issued  and
    outstanding 2000  1,149,500 shares; 1999  1,150,000 shares..........................           ---                ---
  Common, Class A, $.01 par value; authorized 2,000,000,000 shares;
   issued and outstanding 2000  578,571,887 shares; 1999  472,761,036
   shares...............................................................................           5.8                4.8
  Common, Class B, convertible, $.01 par value; authorized 22,000,000
   shares; issued and outstanding 2000 and 1999 none....................................           ---                ---
 Additional paid-in capital.............................................................       3,497.3            1,523.5
 Accumulated deficit....................................................................        (706.6)            (494.5)
 Accumulated other comprehensive income.................................................          81.9               74.7
                                                                                              --------           --------
                                                                                               2,878.4            1,108.5
                                                                                              --------           --------
                                                                                              $7,069.5           $4,203.1
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

  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In millions, except per share data)

                                                                    Three Months Ended     Six Months Ended
                                                                         June 30,              June 30,
                                                                   --------------------  --------------------
                                                                       2000      1999      2000       1999
                                                                     -------    ------    -------    -------
Revenues:
 Telecommunications..............................................    $ 246.2    $142.9    $ 443.5    $ 253.2
 Local exchange services.........................................       20.5      19.8       42.1       37.4
 Directory.......................................................       59.8      55.2      124.6      104.6
 Telemarketing...................................................        5.3       4.8        9.9        8.6
                                                                     -------    ------    -------    -------
  TOTAL REVENUES.................................................      331.8     222.7      620.1      403.8

Operating expenses:
 Cost of service.................................................      196.4     113.1      344.4      205.5
 Selling, general and administrative.............................      134.3      98.5      256.6      178.4
 Depreciation and amortization...................................      102.6      43.6      163.2       78.7
                                                                     -------    ------    -------    -------
  TOTAL OPERATING EXPENSES.......................................      433.3     255.2      764.2      462.6
                                                                     -------    ------    -------    -------

  OPERATING LOSS.................................................     (101.5)    (32.5)    (144.1)     (58.8)

Nonoperating income (expense):
 Interest income.................................................       15.6       6.7       30.8       15.0
 Interest (expense)..............................................      (42.0)    (36.2)     (72.9)     (65.7)
 Other income....................................................        2.2       0.6        2.0        0.6
                                                                     -------    ------    -------    -------
  TOTAL NONOPERATING INCOME (EXPENSE)............................      (24.2)    (28.9)     (40.1)     (50.1)
                                                                     -------    ------    -------    -------
  LOSS BEFORE INCOME TAXES.......................................     (125.7)    (61.4)    (184.2)    (108.9)

Income taxes.....................................................        ---       ---        ---        ---
                                                                     -------    ------    -------    -------
  NET LOSS.......................................................     (125.7)    (61.4)    (184.2)    (108.9)

Preferred stock dividend.........................................      (13.6)      ---      (27.2)       ---
                                                                     -------    ------    -------    -------
  NET LOSS APPLICABLE TO COMMON SHARES...........................    $(139.3)   $(61.4)   $(211.4)   $(108.9)
                                                                     =======    ======    =======    =======
Loss per common share............................................    $ (0.24)   $(0.14)   $ (0.40)   $ (0.26)
                                                                     =======    ======    =======    =======
Weighted average common shares outstanding.......................      578.6     449.4      529.1      423.2
                                                                     =======    ======    =======    =======

Other comprehensive income (loss), net of tax:
 Unrealized gains on securities:
  Unrealized holding gains (losses) arising during the
   period........................................................      (10.5)      9.5        9.5       17.7
  Less: reclassification adjustment for gains included in
   net income....................................................       (2.3)     (0.6)      (2.3)      (0.7)
                                                                     -------    ------    -------    -------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS)........................      (12.8)      8.9        7.2       17.0
                                                                     -------    ------    -------    -------
  COMPREHENSIVE LOSS.............................................    $(152.1)   $(52.5)   $(204.2)   $ (91.9)
                                                                     =======    ======    =======    =======

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

  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                 ----------------------------
                                                                                                   2000                1999
                                                                                                 --------             -------
Cash Flows from Operating Activities
 Net loss...............................................................................         $ (184.2)            $(108.9)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation..........................................................................             84.2                41.8
  Amortization..........................................................................             79.0                36.9
  Accretion of interest on senior discount notes........................................             21.0                19.0
  Changes in assets and liabilities, net of effects of acquisitions:
      (Increase) in trade receivables...................................................            (70.0)              (22.6)
      (Increase) in inventory...........................................................             (5.7)              (14.4)
      (Increase) decrease in deferred expenses..........................................             (0.4)                0.2
      Decrease in prepaid expenses and other............................................             47.2                 6.2
      (Increase) in deferred line installation costs....................................            (14.4)               (6.2)
      (Decrease) in accounts payable and accrued expenses...............................            (16.0)               (3.1)
      Increase in deferred revenue......................................................             46.4                 2.2
      Increase in customer deposits.....................................................              0.4                 7.0
                                                                                                 --------             -------
         NET CASH (USED IN) OPERATING ACTIVITIES.........................................           (12.5)              (41.9)
                                                                                                 --------             -------
Cash Flows from Investing Activities
 Purchases of property and equipment....................................................           (555.3)             (220.7)
 Available-for-sale securities:
  Purchases.............................................................................           (408.8)             (348.6)
  Sales.................................................................................              0.6                79.5
  Maturities............................................................................          1,049.2               150.3
 Business Acquisitions..................................................................            (19.7)             (170.3)
 Other..................................................................................             (5.7)               (8.4)
                                                                                                 --------             -------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         60.3              (518.2)
                                                                                                 --------             -------
Cash Flows from Financing Activities
 Payments on contracts and notes payable................................................             ----               (12.9)
 Net proceeds from preferred stock......................................................             (1.0)               ----
 Net proceeds from long-term debt.......................................................            555.7               486.4
 Payments on long-term debt.............................................................            (14.9)             (121.6)
 Net proceeds from issuance of common stock.............................................             34.3                 3.6
 Payments of preferred stock dividends..................................................            (17.5)               ----
                                                                                                 --------             -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES......................................            556.6               355.5
                                                                                                 --------             -------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................            604.4              (204.6)
Cash and cash equivalents:
 Beginning..............................................................................            326.9               455.1
                                                                                                 --------             -------
 Ending.................................................................................         $  931.3             $ 250.5
                                                                                                 ========             =======
Supplemental Disclosure of Cash Flow Information:

 Cash payment for interest..............................................................         $   58.6             $  40.2
                                                                                                 ========             =======
Supplemental Schedule of Noncash Investing and Financing Activities
 Capital leases incurred for the acquisition of property and equipment..................         $    6.1             $   3.0
                                                                                                 ========             =======

  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the Three and Six Months Ended
                     June 30, 2000 and 1999 is Unaudited)

Note 1: Basis of Presentation

     Interim Financial Information (unaudited): The financial statements and related notes as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although we believe that the disclosures provided are adequate to make the information presented not misleading, we recommend that you read these consolidated condensed financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

     Reclassifications: Certain items in the unaudited statement of operations for the three and six month period ended June 30, 1999 have been reclassified to be consistent with the presentation in the June 30, 2000 unaudited financial statements.

Note 2: Supplemental Asset Data

     Cash and cash equivalents: For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

     Trade Receivables: The composition of trade receivables, net, is as follows:

                                                       June 30,            December 31,
                                                        2000                  1999
                                                       ------                 ------
                                                              (In millions)
  Trade Receivables:
     Billed........................................    $247.0                 $165.7
     Unbilled......................................      69.0                   59.5
                                                       ------                 ------
                                                        316.0                  225.2
  Allowance for doubtful accounts and discounts....     (49.8)                 (41.4)
                                                       ------                 ------
                                                       $266.2                 $183.8
                                                       ======                 ======

     Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

     Goodwill: Goodwill resulting from our acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $104.0 million and $52.1 million, at June 30, 2000 and December 31, 1999, respectively.

     Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to our acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $86.2 million and $60.7 million at June 30, 2000 and December 31, 1999, respectively.

Note 3:  Acquisitions

     Talking Directories, Inc. (Talking Directories) and Info America Phone Books, Inc. (Info America): On February 10, 1999, we acquired Talking Directories in exchange for 15.3 million shares of our Class A common stock, par value $.01 per share ("Class A common stock") after giving effect to the three-for-one stock split described in Note 4. In a related and concurrent transaction, on February 10, 1999, we acquired Info America in exchange for 7.2 million shares of our Class A common stock. We also paid outstanding obligations of Talking Directories and Info America of approximately $27 million.

     Dakota Telecommunications Group, Inc. (DTG): On March 5, 1999, we acquired DTG in exchange for approximately 5.7 million shares of our Class A common stock, after giving effect to the three-for-one stock split described in Note 4, and the assumption of approximately $31 million in DTG debt.

     Ovation Communications, Inc. (Ovation): On March 31, 1999, we acquired Ovation in exchange for approximately 33.6 million shares of our Class A common stock, after giving effect to the three-for-one stock split described in Note 4, and the payment of approximately $121.3 million in cash to the stockholders of Ovation. The total purchase price was approximately $310.2 million based on the average closing price of our Class A common stock five days before and after the date of the acquisition agreement. The Company also assumed approximately $105.6 million in Ovation debt.

     Splitrock Services, Inc. (Splitrock): On March 30, 2000, we acquired Splitrock pursuant to the Amended Plan of Merger dated February 11, 2000. The acquisition of Splitrock was effected through two separate but related transactions: (1) a holding company reorganization, in which Splitrock Services, Inc. became a wholly owned subsidiary of its former subsidiary, Splitrock Holdings; and (2) a merger of Southside Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of McLeodUSA, with and into Splitrock Holdings in which Splitrock Holdings was the surviving corporation and became a wholly owned subsidiary of McLeodUSA.

     Pursuant to these transactions, each common stockholder of Splitrock ultimately received 0.5347 of a share of Class A common stock of McLeodUSA in
exchange for each share of Splitrock common stock owned.   We issued
approximately 93.2 million shares of Class A common stock, after giving effect for the three-for-one stock split described in Note 4. The total purchase price was approximately $2.3 billion based on the average closing price of our Class A common stock five days before and after January 6, 2000, the initial date of the Merger Agreement. Approximately $261 million in Splitrock debt remained outstanding after the closing. This debt subsequently has been paid off (see
Note 7). The purchase price includes approximately $29.4 million of direct acquisition costs.

     The following table summarizes the purchase price allocations we incurred for business acquisitions incurred in the six months ended June 30, 2000 and 1999 (in millions):

     Transaction Year:                               2000           1999
     -----------------                             --------        -------
     Cash purchase price                           $   19.7        $ 170.2
     Acquisition costs                                 43.7            0.1
     Promissory notes                                  49.6            6.7
     Stock issued                                   1,836.7          349.0
     Option agreements                                103.2            0.9
     Note receivable                                     --           (1.7)
                                                   --------        -------
                                                   $2,052.9        $ 525.2
                                                   ========        =======

     Working capital acquired, net                 $   15.5        $ (21.3)
     Fair value of other assets acquired              184.5          127.3
     Intangibles                                    2,143.6          575.4
     Liabilities assumed                             (290.7)        (156.2)
                                                   --------        -------
                                                   $2,052.9        $ 525.2
                                                   ========        =======

     These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition. All 2000 purchase price allocations are preliminary and subject to revisions.

     The unaudited consolidated results of operations for the six months ended June 30, 2000 and 1999 on a pro forma basis as though the above entities had been acquired as of the beginning of the period is as follows (in millions, except per share data):

                                                         2000      1999
                                                        -------   -------
          Revenue....................................   $ 655.4   $ 510.1
          Net loss applicable to common shares.......    (275.8)   (228.0)
          Loss per common share......................     (0.48)    (0.41)

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

Note 5: Information by Business Segment

  We operate predominantly in the business of providing local, long distance and related communications services to end-users, selling advertising space in telephone directories and supplying end-to-end data communications. The three business segments have separate management teams and infrastructures that offer different products and services. The principal elements of these segments are to (1) provide integrated communications services, provide outstanding customer service, expand fiber optic network and expand intra-city fiber network build,
(2) publish and distribute directories to local area subscribers, and (3) provide end-to-end data communications. The acquisition of Splitrock on March 30, 2000 introduced our third business segment: end-to-end data communications services on the Splitrock network. Since the data segment was part of McLeodUSA for only one day in the first quarter ended March 31, 2000, operating statement information for the six month period ended June 30, 2000 reflects only the data segment's second quarter activity in the segment information table below.

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

  In the three and six months ended June 30, 2000 and 1999, no single customer or group under common control represented 10% or more of our sales.

Segment information for the three and six months ended June 30, 2000 and 1999 was as follows (in millions):

                                    Telecommunications   Directories     Data    Corporate     Total
                                    ------------------   -----------   -------   ----------  ---------
Three months ended
June 30, 2000
Revenues                                      $  233.8        $ 60.8    $ 37.2   $       -    $  331.8
                                    ==================================================================

EBITDA                                        $   10.4        $ 13.5    $(13.9)  $    (8.9)   $    1.1
Depreciation and Amortization                    (41.6)         (7.6)    (11.0)      (42.4)     (102.6)
Interest Income                                    0.5           0.2       0.5        14.4        15.6
Interest Expense                                  (1.0)           --      (8.3)      (32.7)      (42.0)
Taxes and Other                                    4.0            --      (5.2)        3.4         2.2
                                    ------------------------------------------------------------------
Net Income (Loss)                             $  (27.7)       $  6.1    $(37.9)  $   (66.2)   $ (125.7)
                                    ==================================================================

Six months ended
June 30, 2000
Revenues                                      $  456.6        $126.3    $ 37.2   $      --    $  620.1
                                    ==================================================================

EBITDA                                        $   20.7        $ 26.5    $(13.9)  $   (14.2)   $   19.1
Depreciation and Amortization                    (78.6)        (15.0)    (11.0)      (58.6)     (163.2)
Interest Income                                    0.8           0.3       0.5        29.2        30.8
Interest Expense                                  (1.9)           --      (8.3)      (62.7)      (72.9)
Taxes and Other                                    1.7            --      (5.2)        5.5         2.0
                                    ------------------------------------------------------------------
Net Income (Loss)                             $  (57.3)       $ 11.8    $(37.9)  $  (100.8)   $ (184.2)
                                    ==================================================================

As of June 30, 2000
Total assets                                  $2,257.9        $483.5    $258.1   $ 4,070.0    $7,069.5

Three months ended
June 30, 2000
Capital expenditures                          $  271.5        $ 22.3    $ 37.7   $     9.6    $  341.1

Six months ended
June 30, 2000
Capital expenditures                          $  514.5        $ 43.0    $ 37.7   $ 2,017.6    $2,612.8

                                    Telecommunications   Directories   Data  Corporate     Total
                                    ------------------   -----------   ----  ---------   ----------
Three months ended
June 30, 1999
Revenues                                      $  166.9        $ 55.8   $ --   $     --    $  222.7
                                  ================================================================

EBITDA                                        $    8.6        $  8.2   $ --   $   (5.7)   $   11.1
Depreciation and Amortization                    (25.6)         (7.6)    --      (10.4)      (43.6)
Interest Income                                    0.4            --     --        6.3         6.7
Interest Expense                                  (1.6)           --     --      (34.6)      (36.2)
Taxes and Other                                    0.7          (0.1)    --         --         0.6
                                  ----------------------------------------------------------------
Net Income (Loss)                             $  (17.5)       $  0.5   $ --   $  (44.4)   $  (61.4)
                                  ================================================================

Six months ended
June 30, 1999
Revenues                                      $  298.2        $105.6   $ --   $     --    $  403.8
                                  ================================================================

EBITDA                                        $   14.4        $ 17.4   $ --   $  (11.9)   $   19.9
Depreciation and Amortization                    (45.1)        (17.2)    --      (16.4)      (78.7)
Interest Income                                    0.8            --     --       14.2        15.0
Interest Expense                                  (3.0)           --     --      (62.7)      (65.7)
Taxes and Other                                    0.9          (0.1)    --       (0.2)        0.6
                                  ----------------------------------------------------------------
Net Income (Loss)                             $  (32.0)       $  0.1   $ --   $  (77.0)   $ (108.9)
                                  ================================================================

As of June 30, 1999
Total assets                                  $1,156.6        $434.0   $ --   $1,249.5    $2,840.1

Three months ended
June 30, 1999
Capital expenditures                          $  130.4        $ 64.3   $ --   $   (8.0)   $  186.7

Six months ended
June 30, 1999
Capital expenditures                          $  340.7        $195.4   $ --   $  189.5    $  725.6

Note 6: Long-term Debt

     On May 31, 2000 we put in place $1.3 billion of Senior Secured Credit Facilities (together the "Credit Facilities") with a syndicate of financial institutions. The Credit Facilities consist of (1) a seven year Senior Secured Revolving Facility with an aggregate principal amount of $450 million (the "Revolving Facility), (2) a seven year Senior Secured Multi-Draw Term Loan Facility with an aggregate principal amount of $275 million ("Tranche A Term Facility"), and (3) an eight year single draw Senior Secured Term Loan with an aggregate principal amount of $575 million ("Tranche B Term Facility"). The Tranche A Term Facility provides for multiple ($50 million minimum) draws for the first 24 months of the agreement at which time any undrawn commitments expire. At June 30, 2000 the Tranche B Term Facility was drawn in full and the balance of the other Facilities remained undrawn.

     The Credit Facilities are secured by 1) a first priority pledge of all the capital stock owned by us and by each subsidiary, and 2) a perfected first priority security interest in substantially all our tangible and intangible assets and, to the extent of $100 million, by each subsidiary. In addition, telecommunications assets acquired with proceeds or refinanced from the Credit Facilities serve as collateral.

     Interest on the Credit Facilities is payable quarterly and variable at LIBOR plus 1% to LIBOR plus 3.25% based on the Company's debt rating. At our current debt rating, interest rates are LIBOR plus 2.25% on the Revolving Facility and Tranche A Term Facility, and LIBOR plus 3.00% on the Tranche B Term Facility. A commitment fee of 0.5% to 1.0% is charged on the undrawn portion of the commitment relating to the Revolving Facility and the Tranche A Term Facility. We must maintain certain financial covenants requiring minimum revenue, minimum access lines and debt to capital and debt to EBITDA ratios.

Note 7.  Subsequent Events

     On July 11, 2000 we completed our offer, commenced May 31, 2000, to purchase all of the outstanding 11.75% Senior Notes of Splitrock Services, Inc., a wholly owned subsidiary, due 2008. Our cost to repurchase the notes was the aggregate of the principal amount of $260.9 million plus accrued interest and call premium of $55.4 million.

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

Overview

     We derive most of our revenue from:

     . our core business of providing local, long distance and related communications services to end-users, typically in a bundled package

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

     .    video services

     .    telemarketing services

     .    computer networking services

     . other communications services, including cellular, operator, payphone, and paging services

     The table set forth below summarizes our percentage of revenues from these sources:

                                                                    Quarter Ended June 30,
                                                                    ----------------------
                                                                    2000               1999
                                                                    ----               ----
Telecommunication services....................................        74%                64%
Telephone directory advertising...............................        18                 25
Traditional local telephone company services..................         6                  9
Telemarketing services........................................         2                  2
                                                                    ----               ----
                                                                     100%               100%
                                                                    ====               ====

     We began offering local and long distance services to business customers in January 1994. In June 1996, we began marketing and providing to residential customers in Cedar Rapids, Iowa and Iowa City, Iowa an integrated package of communications services that includes local and long distance service, voice mail, Internet access and travel card services. Since June 1996, we have expanded the states in which we offer service to business customers to include Iowa, Illinois, Indiana, Michigan, Minnesota, Nebraska, Wisconsin, North Dakota, South Dakota, Colorado, Missouri, Utah, Washington, Ohio, Oregon, Idaho and Wyoming. We also expanded our residential service to additional cities in Iowa and Illinois and began offering the service to customers in North Dakota, South Dakota, Wisconsin, Wyoming, Colorado, and Michigan. We plan to continue our efforts to market and provide local, long distance and other communications services to business customers and market our service to residential customers.

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

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

     Total revenue increased from $222.7 million for the three months ended June 30, 1999 to $331.8 million for the three months ended June 30, 2000, representing an increase of $109.1 million or 49%. The increase was due to the acquisitions completed in 2000 as well as the increase in telecommunications customers. Revenue from the sale of telecommunications services accounted for $103.3 million of the increase, including $37.2 million contributed by Splitrock Services, Inc. ("Splitrock") which was acquired in early 2000. Directory revenues increased $4.6 million from the second quarter of 1999 to the second quarter of 2000 due mainly to revenues from new directories acquired in 1999. Local exchange services generated $0.7 million in additional revenues over the same period in 1999. Telemarketing revenues in the second quarter of 2000 increased $0.5 million when compared to the same period in 1999.

     Cost of service increased from $113.1 million for the three months ended June 30, 1999, to $196.4 million for the three months ended June 30, 2000, representing an increase of $83.3 million or 74%. This increase in cost of service was due primarily to the growth in our local and long distance telecommunications and to the acquisition Splitrock which contributed an aggregate of $45.3 million to the increase. Cost of service as a percentage of revenue increased to 59% for the three months ended June 30, 2000, due primarily to the Splitrock acquisition. For the three months ended June 30, 2000, Splitrock's network costs as a percentage of their revenue was 122%.

     SG&A increased from $98.5 million for the three months ended June 30, 1999 to $134.3 million for the three months ended June 30, 2000, an increase of $35.8 million or 36%. Our acquisition of Splitrock contributed $5.8 million to the increase. Also contributing to this increase were increased costs related primarily to expansion of selling, customer support and administrative activities to support our growth.

     Depreciation and amortization expenses increased from $43.6 million for the three months ended June 30, 1999 to $102.6 million for the three months ended June 30, 2000, representing an increase of $59.0 million or 135%. This increase related primarily to the acquisition of Splitrock and to the growth of our network.

     Interest income increased from $6.7 million for the three month period ended June 30, 1999, to $15.6 million for the same period in 2000. This increase resulted from a higher average investment balance during 2000.

     Gross interest expense increased from $41.6 million for the second quarter of 1999 to $55.3 million for the second quarter of 2000. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $1.0 million and to the acquisition of Splitrock which contributed $8.3 million to the increase. Interest expense of approximately $13.3 and $5.4 million was capitalized as part of our construction of fiber optic network during the second quarter of 2000 and 1999, respectively.

     Net loss applicable to common shares increased from $61.4 million for the three months ended June 30, 1999 to $139.3 million for the three months ended June 30, 2000, an increase of $77.9 million. This increase resulted primarily from the following four factors: (1) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions;
(3) net interest expense on indebtedness to fund market expansion, network development and acquisitions, and (4) dividends on preferred stock issued.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

     Total revenue increased from $403.8 million for the six months ended June 30, 1999 to $620.1 million for the six months ended June 30, 2000, representing an increase of $216.3 million or 54%. Our 1999 acquisitions of Talking Directories Inc. and Info America Phone Books, Inc. (together, "Talking Directories"), DTG, Ovation and Access and our acquisition of Splitrock in 2000 contributed to the increase. Revenue from the sale of competitive telecommunications services, including the contributions of acquisitions in 1999 and 2000, accounted for $190.3 million of this increase. Local exchange services generated $4.7 million additional revenues over the same period in 1999. Directory revenues increased $20.0 million from the first six months of 1999 to the first six months of 2000. Telemarketing revenues increased $1.3 million for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999.

     Cost of service increased from $205.5 million for the six months ended June 30, 1999, to $344.4 million for the six months ended June 30, 2000, representing an increase of $138.9 million or 68%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications. Cost of service as a percentage of revenue increased from 51% for the six months ended June 30, 1999 to 56% for the six months ended June 30, 2000, primarily due to the Splitrock acquisition. The network costs of Splitrock from acquisition date through June 30, 2000 as a percentage of their revenue was 122%.

     SG&A increased from $178.4 million for the six months ended June 30, 1999 to $256.6 million for the six months ended June 30, 2000, an increase of $78.2 million or 44%. Our 1999 acquisitions of Talking Directories Inc. and Info America Phone Books, Inc. (together, "Talking Directories"), DTG, Ovation and Access and our acquisition of Splitrock in 2000 contributed to the increase. Also contributing to this increase were increased costs related primarily to expansion of selling, customer support and administration activities to support our growth.

     Depreciation and amortization expenses increased from $78.7 million for the six months ended June 30, 1999 to $163.2 million for the six months ended June 30, 2000, representing an increase of $84.5 million or 107%. This increase consisted of $44.7 million related to the acquisitions of Talking Directories, DTG, Ovation, Access and Splitrock and $39.8 million due primarily to the growth of the Company's network.

     Interest income increased from $15.0 million for the six-month period ended June 30, 1999, to $30.8 million for the same period in 1999. This increase resulted from a higher average investment balance during 2000.

     Gross interest expense increased from $75.3 million for the first six months of 1999 to $96.4 million for the first six months of 2000. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $2.0 million and to the acquisition of Splitrock which contributed an aggregate of $8.3 million to the increase. Interest expense of approximately $23.5 and $9.6 million was capitalized as part of the Company's construction of fiber optic network during the second quarter of 2000 and 1999, respectively.

     Net loss applicable to common shares increased from $108.9 million for the six months ended June 30, 1999 to $211.4 million for the six months ended June 30, 2000, an increase of $102.5 million. This increase resulted primarily from the following four factors: (1) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions;
(3) net interest expense on indebtedness to fund market expansion, network development and acquisitions, and (4) dividends on preferred stock issued.

Liquidity and Capital Resources

     Our total assets increased from $4.2 billion at December 31, 1999 to $7.1 billion at June 30, 2000. The increase is primarily due to the acquisition related intangibles of approximately $2.1 billion resulting from the acquisition of Splitrock. At June 30, 2000, our current assets of $1,647.0 million exceeded our current liabilities of $787.1 million, providing working capital of $859.9 million, which represents a decrease in working capital of $412.9 million compared to December 31, 1999. At December 31, 1999, our current assets of $1,569.5 million exceeded current liabilities of $296.7 million, providing working capital of $1,272.8 million.

     The net cash used in operating activities totaled $12.5 million for the six months ended June 30, 2000 and $41.9 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, cash used in operating activities was used primarily to fund our net loss of $184.2 million for such period. Primarily as a result of the expansion of our competitive telecommunications services, we also required cash to fund:

     .    growth in trade receivables of $70.0 million

     .    growth in inventory of $5.7 million

     .    increases in deferred expenses of $0.4 million

     .    increases in deferred line installation costs of $14.4 million

     .    decreases in accounts payable and accrued expenses of $16.0

These amounts were partially offset by:

     .    decreases in prepaid and other expenses of $47.2 million

     .    increases in deferred revenue of $46.4 million

     .    increases in customer deposits of $0.4 million

     .    cumulative non-cash expenses of $184.2 million

     During the six months ended June 30, 1999, cash for operating activities was used primarily to fund our net loss of $108.9 million for the period. We also required cash to fund the growth in trade receivables, inventory and deferred line installation costs of $22.6 million, $14.4 million and $6.2 million, respectively, and to decrease accounts payable and accrued expenses of $3.1 million. These uses of cash for operating activities during the six months ended June 30, 1999, were offset by decreases in prepaid expenses and deferred expenses of $6.2 million and $0.2 million, respectively, and increases in deferred revenue and customer deposits of $2.2 million and $7.0 million, respectively, and cumulative non-cash expenses of $97.7 million.

     Our investing activities provided cash of $60.3 million during the six months ended June 30, 2000 and used cash of $518.2 million during the six months ended June 30, 1999. The equipment required for the expansion of our local and long distance telecommunications services, our development and construction of fiber optic telecommunications network and other capital expenditures resulted in purchases of equipment and fiber optic cable and other property and equipment totaling $555.3 million and $220.7 million during the six months ended June 30, 2000 and 1999, respectively. We also used cash of $408.8 million and $348.6 million to acquire available-for-sale securities during the first six months of 2000 and 1999, respectively, offset by proceeds from sales and maturities of available-for-sale securities of $1,049.8 million and $229.8 million, respectively, during those periods.

     During the six months ended June 30, 2000 and March 31, 1999, we used aggregate cash of $19.7 million and $170.3 million, respectively, to acquire various directories and other telecommunication businesses.

     Net cash received from financing activities was $556.6 million during the six months ended June 30, 2000 and was primarily obtained from our credit facility in May 2000. Net cash received from financing activities during the six months ended June 30, 1999 was $355.5 million and was primarily obtained from our offering of our 8.125% senior notes in February 1999.

     On May 31, 2000 we put in place $1.3 billion of Senior Secured Credit Facilities (together the "Credit Facilities") with a syndicate of financial institutions. The Credit Facilities consist of (1) a seven year Senior Secured Revolving Facility with an aggregate principal amount of $450 million (the "Revolving Facility), (2) a seven year Senior Secured Multi-Draw Term Loan Facility with an aggregate principal amount of $275 million ("Tranche A Term Facility"), and (3) an eight year single draw Senior Secured Term Loan with an aggregate principal amount of $575 million ("Tranche B Term Facility"). The Tranche A Term Facility provides for multiple ($50 million minimum) draws for the first 24 months of the agreement at which time any undrawn commitments expire. At June 30, 2000 the Tranche B Term Facility was drawn in full and the balance of the other Facilities remained undrawn.

     On February 22, 1999, we completed an offering of $500.0 million aggregate principal amount of our 8.125% senior notes in which we received net proceeds of approximately $485.8 million. Interest on the 8.125% senior notes is payable in cash semi-annually in arrears on February 15 and August 15.

     Our 10.5% senior discount notes, 9.25% senior notes, 8.375% senior notes, 9.5% senior notes and 8.125% senior notes are senior unsecured obligations of McLeodUSA Incorporated, the parent company, ranking pari passu in right of payment with all other existing and future senior unsecured obligations of McLeodUSA and senior to all existing and future subordinated debt of McLeodUSA. The 10.5% senior discount notes, 9.25% senior notes, 8.375% senior notes, 9.5% senior notes and 8.125% senior notes are effectively subordinated to all existing and future secured indebtedness of McLeodUSA and our subsidiaries to the extent of the value of the assets securing such indebtedness. The 10.5% senior discount notes, 9.25% senior notes, 8.375% senior notes, 9.5% senior notes and 8.125% senior notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of our subsidiaries.

     Our Credit Facilities are secured by 1) a first priority pledge of all the capital stock owned by us and by each subsidiary, and 2) a perfected first priority security interest in substantially all our tangible and intangible assets and, to the extent of $100 million, by each subsidiary. In addition, telecommunications assets acquired with proceeds or refinanced from the Credit Facilities serve as collateral.

     The indentures governing our 10.5% senior discount notes, 9.25% senior notes, 8.375% senior notes, 9.5% senior notes and 8.125% senior notes and our Credit Facilities impose operating and financial restrictions on our subsidiaries and us. These restrictions affect, and in many cases significantly limit or prohibit, among other things, our ability to:

     .  incur additional indebtedness

     . pay dividends or make distributions in respect of our or our subsidiaries' capital stock

     .  redeem capital stock

     .  make investments or other restricted payments

     .  enter into sale and leaseback transactions

     .  pledge, mortgage or create liens upon assets

     .  enter into transactions with affiliates or related persons

     .  sell assets

     .  consolidate, merge or sell all or substantially all of our assets

     On July 11, 2000 we completed our offer, commenced May 31, 2000, to purchase all of the outstanding 11.75% Senior Notes of Splitrock Services, Inc., a wholly owned subsidiary, due 2008. Our cost to repurchase the notes was the principal amount of $260.9 million plus accrued interest and call premium of $55.4 million.

     We cannot assure you that the covenants and encumbrances in our various indentures and in our Credit Facilities will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our interests.

     As of June 30, 2000, based on our business plan, capital requirements and growth projections as of that date, we estimated that we would require approximately $1.9 billion through 2002. Our estimated aggregate capital requirements include the projected costs of:

     . building our fiber optic communications network, including intra-city fiber optic communications networks

     .  adding voice and ATM switches

     .  expanding operations in existing and new markets

     .  developing wireless services

     .  funding general corporate expenses

     . constructing, acquiring, developing or improving telecommunications assets


     We expect to use the following to address our capital needs:

     . approximately $1,255.8 million of cash and investments on hand at June 30, 2000

     .  $725 million of current availability under our Credit Facilities

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

Market Risk

     At June 30, 2000, we recorded the marketable equity securities that we hold at a fair value of $98.8 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $9.9 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

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

     You should be aware that there is the possibility of latent defects or issues related to the Year 2000 conversion issue that could result in future miscalculations or system failures. If we, our major vendors, our material service providers or our customers fail to identify and address any latent Year 2000 issues in a timely manner, such failure could have a material adverse effect on our business, results of operations and financial condition. We depend on local exchange carriers, primarily the MegaBells, to provide most of our local and some of our long distance services. To the extent Qwest and SBC/Ameritech fail to address latent Year 2000 issues which might interfere with their ability to fulfill their obligations to us, such interference could have a material adverse effect on our future operations. If other telecommunications carriers are unable to resolve such issues, it is likely that we will be affected to a similar degree as others in the telecommunications industry.

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

Revenue Recognition

     The effective date for Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" has been delayed and must be adopted no later than the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes that this statement will not have a material effect on results of operations and financial position of the Company.

Inflation

     We do not believe that inflation has had a significant impact on our consolidated operations.

                                    PART II
                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     During the period from April 1, 2000 through June 30, 2000, we issued and sold the following equity securities not registered under the Securities Act of 1933, as amended:

     On April 11, 2000 and June 6, 2000, we issued 45,675 and 91,350 shares, respectively, of Class A common stock in connection with our acquisition of LIVEware5.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 31, 2000. All of the proposals presented for stockholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of the directors whose term of office as a director continued after the meeting.

Proposal 1 -- Election of Directors

a.  By holders of Class A Common Stock

                               Term
                               Expires       Votes For           Votes Withheld
                               -------       -----------         --------------
     Clark E. McLeod           2003          174,703,111         1,176,611
     James E. Hoffman          2003          174,789,403         1,090,319
     Blake O. Fisher, Jr.      2002          174,680,870         1,198,852
     Robert J. Currey          2002          173,661,755         2,217,967
     Anne K. Bingaman          2001          174,749,287         1,130,435

b.  By holders of Series B Preferred Stock

                               Term
                               Expires       Votes For           Votes Withheld
                               -------       -----------         --------------
     Theodore J. Forstmann     2003          275,000                    0
     Erskine B. Bowles         2003          275,000                    0

Proposal 2 --Approve the Amended 1996 Employee Stock Option Plan

     Votes For                    133,509,916
     Votes Against                 37,772,229
     Votes Withheld                 4,597,577
     Broker Non-Votes                       0

Proposal 3 -- Amend the Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock to 2,000,000,000 from 1,000,000,000

     Votes For                    168,309,394
     Votes Against                  3,020,472
     Votes Withheld                 4,549,856
     Broker Non-Votes                       0

Proposal 4 -- Amend the Certificate of Incorporation to authorize a new class of preferred stock in the amount of 10,000,000 shares

     Votes For                    105,347,130
     Votes Against                 53,359,345
     Votes Withheld                 4,578,527
     Broker Non-Votes              12,594,720

Proposal 5 -- Amend the Certificate of Incorporation to require the unanimous written consent of the stockholders to take corporate action of stockholders without a meeting

     Votes For                    116,273,736
     Votes Against                 42,438,688
     Votes Withheld                 4,572,578
     Broker Non-Votes              12,594,720

Proposal 6 -- Ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants

     Votes For                    175,820,786
     Votes Against                     29,433
     Votes Withheld                    29,503
     Broker Non-Votes                       0

Item 5.  Other Information

On April 25, 2000 the Company signed an agreement with US West which addresses extension of Centrex agreements, rates for interconnection related services and resolution of other disputed items.

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

3.8 Amendment dated March 30, 2000 to Amended and Restated Certificate of Incorporation of McLeodUSA Incorporated. Filed as an exhibit to the McLeodUSA Quarterly Report on Form 10-Q, file no. 0-20763, filed with the SEC on May 14, 2000 and incorporated herein by reference.

3.9 Amendment dated May 31, 2000 to Amended and Restated Certificate of Incorporation of McLeodUSA Incorporated.

4.39 Credit Agreement dated as of May 31, 2000 among McLeodUSA Incorporated, various Lenders and The Chase Manhattan Bank, as Agent.

4.40      Form of Promissory Note under the May 31, 2000 Credit Agreement

10.65 Fourth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock.

10.66 Fifth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock.

11.1      Statement regarding computation of loss per common share.

27.1      Financial Data Schedule.

(b)  Reports on Form 8-K

     On April 14, 2000, we filed a Current Report on Form 8-K to announce the completion of the Splitrock Services, Inc. acquisition.

     On May 24, 2000, we filed a Current Report on Form 8-K to announce our intention to increase to $1.3 billion the size of our proposed senior secured credit facilities.

     On June 1, 2000, we filed a Current Report on Form 8-K to announce the completion of the senior secured credit facilities and the commencement of a tender offer to purchase the senior notes of Splitrock Services, Inc.

     On June 13, 2000, we filed a Current Report on Form 8-K to present certain financial statements required as a result of the acquisition of Splitrock Services, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLEODUSA INCORPORATED
                                    (registrant)


Date:  August 14, 2000              By:      /s/ Stephen C. Gray
                                       --------------------------------------
                                              Stephen C. Gray
                                       President and Chief Operating Officer


Date:  August 14, 2000              By:      /s/ J. Lyle Patrick
                                        --------------------------------------
                                               J. Lyle Patrick
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                                     Sequentially
                                                                                     ------------
Exhibit                                                                                Numbered
-------                                                                                --------
Number     Exhibit Description                                                           Page
-------    -------------------                                                           ----
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

3.8        Amendment dated March 30, 2000 to Amended and Restated Certificate of
           Incorporation of McLeodUSA Incorporated. Filed as an exhibit to the McLeodUSA Quarterly Report on Form 10-Q, file no. 0-20763, filed with the SEC on May 14, 2000 and incorporated herein by reference.

3.9        Amendment dated May 31, 2000 to Amended and Restated Certificate of
           Incorporate of McLeodUSA Incorporated.

4.39       Credit Agreement dated as of May 31, 2000 among McLeodUSA
           Incorporated, various Lenders and The Chase Manhattan Bank, as Agent.

4.40       Form of Promissory Note under the May 31, 2000 Credit Agreement.

10.65 Fourth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock.

10.66      Fifth Amendment to Cost Sharing National IRU Agreement by and between
           Level 3 Communications, LLC and Splitrock.

11.1       Statement regarding computation of loss per common share.

27.1       Financial Data Schedule.