Form 10-Q
period 2000-09-30
MCLEODUSA INC
filed 2000-11-13
CIK 919943

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     The number of shares outstanding of each class of the issuer's common stock as of November 3, 2000:

         Common Stock Class A: ($.01 par value).............. 585,913,753 shares

         Common Stock Class B: ($.01 par value)..............        None


================================================================================

                                     INDEX

                                                                                                         Page
                                                                                                         ----
PART I.   Financial Information
------    ---------------------

Item 1.   Financial Statements.........................................................................     3

          Consolidated Balance Sheets, September 30, 2000 (unaudited) and December 31, 1999............     3

          Unaudited Consolidated Statements of Operations and Comprehensive Income
               for the three and nine months ended September 30, 2000 and 1999.........................     4

          Unaudited Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2000 and 1999.............................................................     5

          Notes to Consolidated Financial Statements (unaudited).......................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........    12

PART II.  Other Information
-------   -----------------

Item 2.   Changes in Securities and Use of Proceeds....................................................    20

Item 6.   Exhibits and Reports on Form 8-K.............................................................    20

Signatures.............................................................................................    21

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In millions, except shares)

                                                                                        September 30,        December 31,
                                                                                            2000                 1999
                                                                                       ---------------      -------------
                                      ASSETS                                             (Unaudited)
Current Assets
     Cash and cash equivalents.......................................................   $   353.6            $   326.9
     Investment in available-for-sale securities.....................................       226.3                934.1
     Trade receivables, net..........................................................       255.4                183.8
     Inventory.......................................................................        31.0                 27.5
     Deferred expenses...............................................................        42.9                 39.2
     Prepaid expenses and other......................................................        50.2                 58.0
                                                                                        ---------            ---------
             TOTAL CURRENT ASSETS....................................................       959.4              1,569.5
                                                                                        ---------            ---------
Property and Equipment
     Land and building...............................................................       116.5                 85.1
     Telecommunications networks.....................................................     1,043.8                635.9
     Furniture, fixtures and equipment...............................................       401.0                267.2
     Networks in progress............................................................       941.4                453.2
     Building in progress............................................................         3.2                  1.2
                                                                                        ---------            ---------
                                                                                          2,505.9              1,442.6
     Less accumulated depreciation...................................................       343.6                172.6
                                                                                        ---------            ---------
                                                                                          2,162.3              1,270.0
                                                                                        ---------            ---------
Investments, Intangible and Other Assets
     Other investments...............................................................        31.8                 35.9
     Goodwill, net...................................................................     3,032.8                957.1
     Other intangibles, net..........................................................       346.3                290.2
     Other...........................................................................       137.1                 80.4
                                                                                        ---------            ---------
                                                                                          3,548.0              1,363.6
                                                                                        ---------            ---------
                                                                                        $ 6,669.7            $ 4,203.1
                                                                                        =========            =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
        Current maturities of long-term debt.........................................   $    29.1            $    14.4
        Contracts and notes payable..................................................         0.1                  0.1
        Accounts payable.............................................................       179.2                109.6
        Accrued payroll and payroll related expenses.................................        37.6                 26.2
        Other accrued liabilities....................................................       218.6                 92.2
        Deferred revenue, current portion............................................        49.6                 24.1
        Customer deposits............................................................        47.8                 30.1
                                                                                        ---------            ---------
               TOTAL CURRENT LIABILITIES.............................................       562.0                296.7
   Long-term Debt, less current maturities...........................................     2,371.3              1,763.8
   Deferred Revenue, less current portion............................................        13.5                 15.8
   Other long-term liabilities.......................................................        19.0                 18.3
                                                                                        ---------            ---------
                                                                                          2,965.8              2,094.6
                                                                                        ---------            ---------
   Redeemable convertible preferred stock
     Preferred, Series B, redeemable, convertible, $.01 par value, authorized,
        issued and outstanding 2000 275,000 shares; 1999 275,000 shares..............       687.5                687.5
     Preferred, Series C, redeemable, convertible, $.01 par value, authorized,
         issued and outstanding 2000 125,000 shares;  1999 125,000 shares............       312.5                312.5
                                                                                        ---------            ---------
                                                                                          1,000.0              1,000.0
                                                                                        ---------            ---------
   Stockholders' Equity
        Capital Stock:
          Preferred, Series A, $.01 par value: authorized 1,150,000 shares; issued
            and outstanding 2000 1,149,580 shares; 1999  1,150,000 shares............         ---                  ---
          Common, Class A, $.01 par value; authorized 2,000,000,000 shares;
            issued and outstanding 2000 585,128,506 shares; 1999 472,761,036
            shares...................................................................         5.9                  4.8
          Common, Class B, convertible, $.01 par value; authorized 22,000,000
            shares; issued and outstanding 2000 and 1999 none........................         ---                  ---
        Additional paid-in capital...................................................     3,518.6              1,523.5
        Accumulated deficit..........................................................      (872.4)              (494.5)
        Accumulated other comprehensive income.......................................        51.8                 74.7
                                                                                        ---------            ---------
                                                                                          2,703.9              1,108.5
                                                                                        ---------            ---------
                                                                                        $ 6,669.7            $ 4,203.1
                                                                                        =========            =========


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

  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In millions, except per share data)

                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,               September 30,
                                                                       -----------------------      ---------------------
                                                                          2000          1999          2000          1999
                                                                       ---------      --------      --------     --------
Revenues:
   Telecommunications...............................................   $  278.2       $ 163.6       $ 721.6       $  416.1
   Local exchange services..........................................       21.6          20.3          63.8           57.7
   Directory........................................................       60.7          51.9         185.3          157.2
   Telemarketing....................................................        6.1           5.3          16.0           13.9
                                                                       --------       -------       -------       --------
     TOTAL REVENUES.................................................      366.6         241.1         986.7          644.9

Operating expenses:
   Cost of service..................................................      204.2         121.9         548.6          327.4
   Selling, general and administrative..............................      147.3         104.0         403.9          282.4
   Depreciation and amortization....................................      113.6          51.9         276.8          130.6
                                                                       --------       -------       -------       --------
     TOTAL OPERATING EXPENSES.......................................      465.1         277.8       1,229.3          740.4
                                                                       --------       -------       -------       --------

     OPERATING LOSS.................................................      (98.5)        (36.7)       (242.6)         (95.5)

Nonoperating income (expense):
   Interest income..................................................       12.2           8.1          43.1           23.1
   Interest (expense)...............................................      (40.7)        (36.8)       (113.6)        (102.5)
   Other income (expense)...........................................       (0.7)          7.0           1.2            7.6
                                                                       --------       -------       -------       --------

     TOTAL NONOPERATING INCOME (EXPENSE)............................      (29.2)        (21.7)        (69.3)         (71.8)
                                                                       --------       -------       -------       --------
     LOSS BEFORE INCOME TAXES AND
          EXTRAORDINARY CHARGE......................................     (127.7)        (58.4)       (311.9)        (167.3)
Income taxes........................................................        ---           ---           ---            ---
                                                                       --------       -------       -------       --------
     LOSS BEFORE EXTRAORDINARY CHARGE...............................     (127.7)        (58.4)       (311.9)        (167.3)
Extraordinary charge for early retirement of debt...................      (24.5)          ---         (24.5)           ---
                                                                       --------       -------       -------       --------

     NET LOSS.......................................................     (152.2)        (58.4)       (336.4)        (167.3)

Preferred stock dividend............................................      (13.6)         (4.1)        (40.8)          (4.1)
                                                                       --------       -------       -------       --------
     NET LOSS APPLICABLE TO COMMON SHARES...........................   $ (165.8)      $ (62.5)      $(377.2)      $ (171.4)
                                                                       ========       =======       =======       ========
Loss per common share:
     Loss before extraordinary charge...............................   $  (0.24)      $ (0.14)      $ (0.65)      $  (0.39)
     Extraordinary charge...........................................      (0.04)          ---         (0.04)           ---
                                                                       --------       -------       -------       --------
     Loss per common share..........................................      (0.28)      $ (0.14)      $ (0.69)      $  (0.39)
                                                                       ========       =======       =======       ========
Weighted average common shares outstanding..........................      583.3         458.0         547.3          434.9
                                                                       ========       =======       =======       ========

Other comprehensive income (loss), net of tax:
   Unrealized gains on securities:

     Unrealized holding gains (losses) arising during the
        period......................................................      (30.5)          8.8         (21.1)          26.6
     Less: reclassification adjustment for gains included in
        net income..................................................       (0.5)         (8.1)          1.8           (8.8)
                                                                       --------       -------       -------       --------
     TOTAL OTHER COMPREHENSIVE INCOME (LOSS)........................      (30.0)          0.7         (22.9)          17.8
                                                                       --------       -------       -------       --------
     COMPREHENSIVE LOSS.............................................   $ (195.8)      $ (61.8)      $(400.1)      $ (153.6)
                                                                       ========       =======       =======       ========

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

  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                               -------------------------
                                                                                                 2000              1999
                                                                                               -------           -------
Cash Flows from Operating Activities
   Net loss.............................................................................     $  (336.4)        $  (167.3)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation.......................................................................         142.7              74.3
     Amortization.......................................................................         134.1              56.3
     Accretion of interest on senior discount notes.....................................          31.7              28.8
     Changes in assets and liabilities, net of effects of acquisitions:
        (Increase) in trade receivables.................................................         (59.0)            (19.1)
        (Increase) in inventory.........................................................          (3.2)            (17.3)
        (Increase) in deferred expenses.................................................          (3.6)             (1.4)
        Decrease in prepaid expenses and other..........................................          49.2              28.7
        (Increase) in deferred line installation costs..................................         (32.4)            (19.5)
        Increase (decrease) in accounts payable and accrued expenses....................          32.0             (35.7)
        Increase in deferred revenue....................................................          23.1               6.8
        Increase in customer deposits...................................................          17.4               5.5
                                                                                             ---------         ---------
          NET CASH (USED IN) OPERATING ACTIVITIES.......................................          (4.4)            (59.9)
                                                                                             ---------         ---------
Cash Flows from Investing Activities
   Purchases of property and equipment..................................................        (876.5)           (394.1)
   Available-for-sale securities:
     Purchases..........................................................................        (556.9)           (821.9)
     Sales..............................................................................          34.4             135.9
     Maturities.........................................................................       1,232.3             262.5
   Business Acquisitions................................................................         (25.3)           (231.1)
   Other................................................................................         (42.8)             (1.6)
                                                                                             ---------         ---------

          NET CASH (USED IN) INVESTING ACTIVITIES.......................................        (234.8)         (1,050.3)
                                                                                             ---------         ---------
Cash Flows from Financing Activities
   Payments on contracts and notes payable..............................................          ----             (21.7)
   Net proceeds from preferred stock - Series B and C...................................          (1.0)            999.9
   Net proceeds from long-term debt.....................................................         555.6             485.6
   Payments on long-term debt...........................................................        (313.2)           (211.0)
   Net proceeds from preferred stock - Series A.........................................          ----             278.1
   Net proceeds from issuance of common stock...........................................          42.0               9.4
   Payments of preferred stock dividends................................................         (17.5)             ----
                                                                                             ---------         ---------

             NET CASH PROVIDED BY FINANCING ACTIVITIES..................................         265.9           1,540.3
                                                                                             ---------         ---------

             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................          26.7             430.1

Cash and cash equivalents:
   Beginning............................................................................         326.9             455.1
                                                                                             ---------         ---------
   Ending...............................................................................     $   353.6         $   855.2
                                                                                             =========         =========
Supplemental Disclosure of Cash Flow Information:

   Cash payment for interest............................................................     $   117.6         $    77.3
                                                                                             =========         =========
Supplemental Schedule of Noncash Investing and Financing Activities

   Capital leases incurred for the acquisition of property and equipment................     $     7.7         $     9.4
                                                                                             =========         =========

  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Information as of and for the Three and Nine Months
                Ended September 30, 2000 and 1999 is Unaudited)

Note 1: Basis of Presentation

     Interim Financial Information (unaudited): The financial statements and related notes as of September 30, 2000, and for the three and nine month periods ended September 30, 2000 and 1999, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although we believe that the disclosures provided are adequate to make the information presented not misleading, we recommend that you read these consolidated condensed financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

     Reclassifications: Certain items in the unaudited statement of operations for the three and nine month period ended September 30, 1999 have been reclassified to be consistent with the presentation in the September 30, 2000 unaudited financial statements.

Note 2: Supplemental Asset Data

     Cash and cash equivalents: For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

     Trade Receivables: The composition of trade receivables, net, is as follows:

                                                                    September 30,    December 31,
                                                                        2000            1999
                                                                    -------------    ------------
                                                                             (In millions)
  Trade Receivables:
     Billed.......................................................      $ 238.7       $  165.7
     Unbilled.....................................................         70.3           59.5
                                                                        -------       --------
                                                                          309.0          225.2
  Allowance for doubtful accounts and discounts...................        (53.6)         (41.4)
                                                                        -------       --------

                                                                        $ 255.4       $  183.8
                                                                        =======       ========

     Inventory: Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts required to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems.

     Goodwill: Goodwill resulting from our acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $142.5 million and $52.1 million, at September 30, 2000 and December 31, 1999, respectively.

     Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to our acquisitions, deferred line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $101.4 million and $60.7 million at September 30, 2000 and December 31, 1999, respectively.

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

     Access Communications Holdings, Inc (Access) and S.J. Investments Holdings, Inc (SJIH): On August 14, 1999, the Company acquired Access and SJIH in exchange for approximately 11.61 million shares of our Class A common stock, after giving effect to the three-for-one stock split described in Note 4, and the payment of $48.3 million in cash to the stockholders of Access and SJIH. The Company also assumed approximately $96.2 million in Access and SJIH debt.

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

     Pursuant to these transactions, each common stockholder of Splitrock ultimately received 0.5347 of a share of Class A common stock of McLeodUSA in exchange for each share of Splitrock common stock owned. We issued approximately
93.2 million shares of Class A common stock, after giving effect for the three-for-one stock split described in Note 4. The total purchase price was approximately $2.3 billion based on the average closing price of our Class A common stock five days before and after January 6, 2000, the initial date of the Merger Agreement. Approximately $261 million in Splitrock debt remained outstanding after the closing. This debt has been paid off (see Note 6). The purchase price includes approximately $29.4 million of direct acquisition costs.

     The following table summarizes the purchase price allocations we incurred for business acquisitions incurred in the nine months ended September 30, 2000 and 1999 (in millions):

          Transaction Year:                                    2000             1999
          ----------------                                    ------           ------
          Cash purchase price                              $    25.4        $   231.1
          Acquisition costs                                     43.7              0.7
          Promissory notes                                      56.7              7.7
          Stock issued                                       1,838.3            452.3
          Option agreements                                    103.3              0.9
          Note receivable                                         --             (1.6)
                                                           ---------        ---------
                                                           $ 2,067.4        $   691.1
                                                           =========        =========

          Working capital acquired, net                    $    15.8        $  (116.1)
          Fair value of other assets acquired                  184.5            132.5
          Intangibles                                        2,157.8            831.9
          Liabilities assumed                                 (290.7)          (157.2)
                                                           ---------        ---------
                                                           $ 2,067.4        $   691.1
                                                           =========        =========

     These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition. All 2000 purchase price allocations are preliminary and subject to revisions.

     The unaudited consolidated results of operations for the nine months ended September 30, 2000 and 1999 on a pro forma basis as though the above entities had been acquired as of the beginning of the period is as follows (in millions, except per share data):

                                                             2000         1999
                                                           -------       ------
          Revenue....................................    $  1,022.0     $  775.2
          Net loss applicable to common shares.......        (441.5)      (342.8)
          Loss per common share......................         (0.76)       (0.62)

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

Note 5: Information by Business Segment

     We operate predominantly in the business of providing local, long distance and related communications services to end-users, selling advertising space in telephone directories and supplying end-to-end data communications. The three business segments have separate management teams and infrastructures that offer different products and services. The principal elements of these segments are to
(1) provide integrated communications services, provide outstanding customer service, expand fiber optic network and expand intra-city fiber network build,
(2) publish and distribute directories to local area subscribers, and (3) provide end-to-end data communications. The acquisition of Splitrock on March 30, 2000 introduced our third business segment: end-to-end data communications services on the Splitrock network. Since the data segment was part of McLeodUSA for only one day in the first quarter ended March 31, 2000, operating statement information for the nine month period ended September 30, 2000 reflects only the data segment's second and third quarter activity in the segment information table below.

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

     In the three and nine months ended September 30, 2000 and 1999, no single customer or group under common control represented 10% or more of our sales.

Segment information for the three and nine months ended September 30, 2000 and 1999 was as follows (in millions):

                                   Telecommunications      Directories          Data        Corporate            Total
                                   ------------------      -----------          ----        ---------            -----
Three months ended
September 30, 2000
Revenues                             $   268.5               $  61.9          $  36.2       $     --         $   366.6
                                   ===================================================================================

EBITDA                               $    11.8               $   9.5          $   3.1       $   (9.3)        $    15.1
Depreciation and Amortization            (48.9)                 (8.6)           (13.2)         (42.9)           (113.6)
Interest Income                            0.2                   0.1              0.3           11.6              12.2
Interest Expense                          (1.1)                   --             (0.6)         (39.0)            (40.7)
Taxes and Other                           (1.4)                   --               --            0.7              (0.7)
                                   -----------------------------------------------------------------------------------
Net Income (Loss)                    $   (39.4)              $   1.0          $ (10.4)      $  (78.9)        $  (127.7)
                                   ===================================================================================
Nine months ended
September 30, 2000
Revenues                             $   725.3               $ 188.1          $  73.3       $     --         $   986.7
                                   ===================================================================================

EBITDA                               $    32.6               $  36.0          $ (10.8)      $  (23.6)        $    34.2
Depreciation and Amortization           (127.4)                (23.6)           (24.3)        (101.5)           (276.8)
Interest Income                            0.9                   0.5              0.9           40.8              43.1
Interest Expense                          (2.9)                   --             (8.9)        (101.8)           (113.6)
Taxes and Other                           (5.0)                 (0.1)              --            6.3               1.2
                                   -----------------------------------------------------------------------------------
Net Income (Loss)                    $  (101.8)              $  12.8          $ (43.1)      $ (179.8)        $  (311.9)
                                   ===================================================================================
As of September 30, 2000
Total assets                         $ 2,232.3               $ 498.9          $ 291.2       $3,647.3         $ 6,669.7

Three months ended
September 30, 2000
Capital expenditures                 $   259.5               $  16.2          $  49.0       $    7.2         $   331.9

Nine months ended
September 30, 2000
Capital expenditures                 $   773.9               $  59.2          $  86.7       $2,024.9         $ 2,944.7

                                 Telecommunications      Directories          Data           Corporate           Total
                                 ------------------      -----------          ----           ---------           -----
Three months ended
September 30, 1999
Revenues                             $    189.0          $    52.1             $  --          $     --          $   241.1
                                    =====================================================================================

EBITDA                               $     12.2          $     7.6             $  --          $   (4.6)         $    15.2
Depreciation and Amortization             (33.9)              (6.3)               --             (11.7)             (51.9)
Interest Income                             0.5                 --                --               7.6                8.1
Interest Expense                           (1.9)              (0.7)               --             (34.2)             (36.8)
Taxes and Other                             8.1                 --                --              (1.1)               7.0
                                    -------------------------------------------------------------------------------------
Net Income (Loss)                    $    (15.0)         $     0.6             $  --          $  (44.0)         $   (58.4)
                                    =====================================================================================

Nine months ended
September 30, 1999
Revenues                             $    487.2          $   157.7             $  --          $     --          $   644.9
                                    =====================================================================================

EBITDA                               $     26.6          $    24.9             $  --          $  (16.4)         $    35.1
Depreciation and Amortization             (78.9)             (23.5)               --             (28.2)            (130.6)
Interest Income                             1.3                 --                --              21.8               23.1
Interest Expense                           (4.9)              (0.7)               --             (96.9)            (102.5)
Taxes and Other                             9.0               (0.1)               --              (1.3)               7.6
                                    -------------------------------------------------------------------------------------
Net Income (Loss)                    $    (46.9)         $     0.6             $  --          $ (121.0)         $  (167.3)
                                    =====================================================================================

As of September 30, 1999
Total assets                         $  1,579.7          $   432.1             $  --          $2,161.3          $ 4,173.1

Three months ended
September 30, 1999
Capital expenditures                 $    172.8          $    11.6             $  --          $  156.4          $   340.8

Nine months ended
September 30, 1999
Capital expenditures                 $    513.4          $   207.0             $  --          $  345.9          $ 1,066.3

Note 6: Long-term Debt

     On May 31, 2000 we put in place $1.3 billion of Senior Secured Credit Facilities (together the "Credit Facilities") with a syndicate of financial institutions. The Credit Facilities consist of (1) a seven year Senior Secured Revolving Facility with an aggregate principal amount of $450 million (the "Revolving Facility), (2) a seven year Senior Secured Multi-Draw Term Loan Facility with an aggregate principal of $275 million ("Tranche A Term Facility"), and (3) an eight year single draw Senior Secured Term Loan with an aggregate principal amount of $575 million ("Tranche B Term Facility"). The Tranche A Term Facility provides for multiple ($50 million minimum) draws for the first 24 months of the agreement at which time any undrawn commitments expire. At September 30, 2000 the Tranche B Term Facility was drawn in full and the balance of the other Facilities remain undrawn.

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

Note 7. Extraordinary Charge

     On July 11, 2000 we completed our offer, commenced on May 31, 2000, to purchase all the outstanding 11.75% Senior Notes of Splitrock Services, Inc., a wholly owned subsidiary, due 2008. The Company recognized an extraordinary charge of $24.5 million or $0.04 per share as a result of the repurchase of the 11.75% Senior Notes of Splitrock Services, Inc. Our cost to repurchase the notes was the aggregate of the principal amount of $260.9 million plus accrued interest and call premium of $55.4 million.

Note 8. Subsequent Events

     The CapRock Merger Agreement. On October 2, 2000, the Company entered into an Agreement and Plan of Merger, dated as of October 2, 2000, by and among the Company, Cactus Acquisition Corp, a Delaware corporation and wholly owned subsidiary of the Company ("Cactus"), and CapRock Communications Corp., a Texas corporation ("CapRock"). Under the merger agreement, Cactus will be merged with and into CapRock, with CapRock surviving as a wholly-owned subsidiary of McLeodUSA. The Company and CapRock expect that the CapRock merger will be consummated promptly after the special meeting of CapRock stockholders.

     At the effective time of the merger, each outstanding share of CapRock common stock will be converted into the right to receive 0.3876 of a share of McLeodUSA Class A common stock and cash in lieu of fractional shares.

     The Company estimates that it will be required to issue approximately 15.0 million shares of Class A common stock to effect the CapRock merger, as well as options to purchase approximately an additional 2.7 million shares of Class A common stock. The Company has prepared and filed a registration statement on Form S-4 to effect the issuance of these shares.

     The Company has prepared and filed a registration statement on Form S-4 to effect exchange offers to acquire all of the outstanding CapRock 12% senior notes due 2008 and CapRock 11.5% senior notes due 2009 in exchange for notes of McLeodUSA having the same interest rate, payment, maturity and redemption terms as the applicable CapRock notes. The exchange offers are expected to be completed concurrently with the completion of the merger.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements included in this discussion relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, and technological changes and developments, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, events, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, events, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in the Company's business, changes in the competitive climate in which the Company operates and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000 and which section is incorporated herein by reference.

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

Overview

     Our core business is providing communications services in competition with existing local telephone companies, including:

     .    local and long distance services

     .    dial and dedicated Internet access

     . higher bandwidth Internet access services, such as digital subscriber line (DSL) and cable modem

     .    value-added services such as virtual private networks and web hosting

     .    bandwidth leasing and colocation services

     .    facilities and services dedicated for a particular customer's use

     . telephone and computer sales, leasing, networking, service and installation

     . other communications services, including video, cellular, operator, payphone, mobile radio, wireless communications and paging services

     We also derive revenue from the following services related to our core business:

     .    sale of advertising in print and electronic telephone directories

     . traditional local telephone company services in east central Illinois and southeast South Dakota

     .    telemarketing services

          The table set forth below summarizes our percentage of revenues from these sources:

                                                                           Quarter Ended September 30,
                                                                           --------------------------
                                                                               2000           1999
                                                                              ------         ------
   Telecommunications services.........................................         76%             68%
   Telephone directory advertising.....................................         16              22
   Traditional local telephone company services........................          6               8
   Telemarketing services..............................................          2               2
                                                                               ---             ---
                                                                               100%            100%
                                                                               ===             ===

     We began offering local and long distance services to business customers in January 1994. In June 1996, we began marketing and providing to residential customers in two cities in Iowa an integrated package of communications services. Since June 1996, we have expanded the scope of our services. We now provide selected telecommunications services to customers nationwide. We provide integrated communications services, including local services, in many Midwest and Rocky Mountain states and long distance and advanced data services in all 50 states. We are a facilities-based telecommunications provider with 375 ATM switches, 37 voice switches, nearly 905,000 local lines and 9,500 employees. We expanded our marketplace for advanced data and Internet services to all 50 states through our March 30, 2000 acquisition of Splitrock Services, Inc. In the next 12 months, we plan to distribute 30 million telephone directories in 26 states, serving a population of 51 million. We plan to continue our efforts to market and provide local, long distance and other communications services to business and residential customers.

     Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from the MegaBells, costs to terminate the long distance calls of our customers through long distance carriers, and costs of printing and distributing telephone directories. SG&A consist of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization include depreciation of our telecommunications network and equipment; amortization of goodwill and other intangibles related to our acquisitions, amortization expense related to the excess of estimated fair market value in aggregate of options over the aggregate exercise price of such options granted to some of our officers, other employees and directors; and amortization of one-time installation costs associated with transferring customers' local line service from the regional Bell operating companies to our local telecommunications service.

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

     In addition, our projected increases in capital expenditures will continue to generate negative cash flows from construction activities during the next several years while we install and expand our fiber optic communications network and develop wireless services. We may also be forced to change our pricing policies to respond to a changing competitive environment, and we cannot assure you that we will be able to maintain our operating margins. We cannot assure you that growth in our revenue or customer base will continue or that we will be able to achieve or sustain profitability or positive cash flows.

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

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

     Total revenue increased from $241.1 million for the three months ended September 30, 1999 to $366.6 million for the three months ended September 30, 2000, representing an increase of $125.5 million or 52%. The increase was due to the acquisitions completed in 2000 as well as the increase in telecommunications customers. Revenue from the sale of telecommunications services accounted for $114.6 million of the increase, including $36.2 million contributed by Splitrock Services, Inc. ("Splitrock") which was acquired in early 2000. Directory revenues increased $8.8 million from the third quarter of 1999 to the third quarter of 2000 due mainly to revenues from new directories acquired in 1999. Local exchange services generated $1.3 million in additional revenues over the same period in 1999. Telemarketing revenues in the third quarter of 2000 increased $0.8 million when compared to the same period in 1999.

     Cost of service increased from $121.9 million for the three months ended September 30, 1999, to $204.2 million for the three months ended September 30, 2000, representing an increase of $82.3 million or 68%. This increase in cost of service was due primarily to the growth in our local and long distance telecommunications business and to the acquisition of Splitrock which contributed an aggregate of $25.4 million to the increase. Cost of service as a percentage of revenue increased from 51 % for the three months ended September 30, 1999 to 56% for the three months ended September 30, 2000, due primarily to the Splitrock acquisition. For the three months ended September 30, 2000, Splitrock's network costs as a percentage of its revenue was 70%.

     SG&A increased from $104.0 million for the three months ended September 30, 1999 to $147.3 million for the three months ended September 30, 2000, an increase of $43.3 million or 42%. Our acquisition of Splitrock contributed $7.6 million to the increase. Also contributing to this increase were increased costs related primarily to expansion of selling, customer support and administrative activities to support our growth.

     Depreciation and amortization expenses increased from $51.9 million for the three months ended September 30, 1999 to $113.6 million for the three months ended September 30, 2000, representing an increase of $61.7 million or 119%. This increase related primarily to the amortization of goodwill for the acquisition of Splitrock and to the growth of our network.

     Interest income increased from $8.1 million for the three month period ended September 30, 1999, to $12.2 million for the same period in 2000. This increase resulted from a higher average investment balance during 2000.

     Gross interest expense increased from $42.8 million for the third quarter of 1999 to $59.6 million for the third quarter of 2000. This increase was primarily a result of an increase in the accretion of interest on our 10.5% senior discount notes of $1.0 million and to the interest on our senior secured credit facility of $16.6 million. Interest expense of approximately $18.9 and $6.0, million was capitalized as part of our construction of telecommunications network during the third quarter of 2000 and 1999, respectively.

     Net loss applicable to common shares increased from $62.5 million for the three months ended September 30, 1999 to $165.8 million for the three months ended September 30, 2000, an increase of $103.3 million. This increase resulted primarily from the following five factors: (1) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions;
(3) net interest expense on indebtedness to fund market expansion, network development and acquisitions, (4) dividends on preferred stock issued and (5) an extraordinary charge on retirement of debt of approximately $24.5 million.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

     Total revenue increased from $644.9 million for the nine months ended September 30, 1999 to $986.7 million for the nine months ended September 30, 2000, representing an increase of $341.8 million or 53%. Our 1999 acquisitions of Talking Directories Inc. and Info America Phone Books, Inc. (together, "Talking Directories"), DTG, Ovation and Access and our acquisition of Splitrock in 2000 contributed to the increase. Revenue from the sale of competitive telecommunications services, including the contributions of acquisitions in 1999 and 2000 of $170.1 million, accounted for $305.5 million of this increase. Local exchange services generated $6.1 million additional revenues over the same period in 1999. Directory revenues increased $28.1 million from the first nine months of 1999 to the first nine months of 2000. Telemarketing revenues increased $2.1 million for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999.

     Cost of service increased from $327.4 million for the nine months ended September 30, 1999, to $548.6 million for the nine months ended September 30, 2000, representing an increase of $221.2 million or 68%. This increase in cost of service was due primarily to the growth in the Company's local and long distance telecommunications. Cost of service as a percentage of revenue increased from 51% for the nine months ended September 30, 1999 to 56% for the nine months ended September 30, 2000, primarily due to the Splitrock acquisition. The cost of service of Splitrock from acquisition date through September 30, 2000 as a percentage of its revenue was 96%.

     SG&A increased from $282.4 million for the nine months ended September 30, 1999 to $403.9 million for the nine months ended September 30, 2000, an increase of $121.5 million or 43%. Our 1999 acquisitions of Talking Directories, DTG, Ovation and Access and our acquisition of Splitrock in 2000 contributed $43.2 million to the increase. Also contributing to this increase were increased costs related primarily to expansion of selling, customer support and administration activities to support our growth.

     Depreciation and amortization expenses increased from $130.6 million for the nine months ended September 30, 1999 to $276.8 million for the nine months ended September 30, 2000, representing an increase of $146.2 million or 112%. This increase consisted of $88.4 million related to the acquisitions of Talking Directories, DTG, Ovation, Access and Splitrock and $57.8 million due primarily to the growth of the Company's network.

     Interest income increased from $23.1 million for the nine month period ended September 30, 1999, to $43.1 million for the same period in 1999. This increase resulted from a higher average investment balance during 2000.

     Gross interest expense increased from $118.1 million for the first nine months of 1999 to $156.1 million for the first nine months of 2000. This increase was primarily a result of (1) an increase in the accretion of interest on our 10.5% senior discount notes of $3.1 million, (2) an increase due to the acquisition of Splitrock which contributed an aggregate of $8.9 million, and (3) additional interest of $16.6 million on the senior secured credit facility. Interest expense of approximately $42.5 and $15.6 million was capitalized as part of the Company's construction of telecommunications network during the nine month period ended September 30, 2000 and 1999, respectively.

     Net loss applicable to common shares increased from $171.4 million for the nine months ended September 30, 1999 to $377.2 million for the nine months ended September 30, 2000, an increase of $205.8 million. This increase resulted primarily from the following five factors: (1) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions;
(3) net interest expense on indebtedness to fund market expansion, network development and acquisitions, (4) dividends on preferred stock issued and (5) an extraordinary charge on retirement of debt of approximately $24.5 million.

Liquidity and Capital Resources

     Our total assets increased from $4.2 billion at December 31, 1999 to $6.7 billion at September 30, 2000. The increase is primarily due to the additional intangibles of approximately $2.1 billion resulting from the acquisition of Splitrock. At September 30, 2000, our current assets of $959.4 million exceeded our current liabilities of $562.0 million, providing working capital of $397.4 million, which represents a decrease in working capital of $875.4 million compared to December 31, 1999. At December 31, 1999, our current assets of $1,569.5 million exceeded current liabilities of $296.7 million, providing working capital of $1,272.8 million.

     The net cash used in operating activities totaled $4.4 million for the nine months ended September 30, 2000 and $59.9 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, cash used in operating activities was used primarily to fund our net loss of $336.4 million for such period. Primarily as a result of the expansion of our competitive telecommunications services, we also required cash to fund:

     .    growth in trade receivables of $59.0 million

     .    growth in inventory of $3.2 million

     .    increases in deferred expenses of $3.6 million

     .    increases in deferred line installation costs of $32.4 million

These amounts were partially offset by:

     .    decreases in prepaid and other expenses of $49.2 million

     .    increases in accounts payable and accrued expenses of $32.0 million

     .    increases in deferred revenue of $23.1 million

     .    increases in customer deposits of $17.4 million

     .    cumulative non-cash expenses of $308.5 million

     During the nine months ended September 30, 1999, cash for operating activities was used primarily to fund our net loss of $167.3 million for the period. We also required cash to fund the growth in trade receivables, inventory, deferred expenses and deferred line installation costs of $19.1 million, $17.3 million, $1.4 million and $19.5 million, respectively, and to decrease accounts payable and accrued expenses of $35.7 million. These uses of cash for operating activities during the nine months ended September 30, 1999, were offset by decreases in prepaid expenses of $28.7 million and increases in deferred revenue and customer deposits of $6.8 million and $5.5 million, respectively, and cumulative non-cash expenses of $159.4 million.

     Our investing activities used cash of $234.8 million during the nine months ended September 30, 2000 and used cash of $1,050.3 million during the nine months ended September 30, 1999. The equipment required for the expansion of our local and long distance telecommunications services, our development and construction of fiber optic telecommunications network and other capital expenditures resulted in purchases totaling $876.5 million and $394.1 million during the nine months ended September 30, 2000 and 1999, respectively. We also used cash of $556.9 million and $821.9 million to acquire available-for-sale securities during the first nine months of 2000 and 1999, respectively, offset by proceeds from sales and maturities of available-for-sale securities of $1,266.7 million and $398.4 million, respectively, during those periods.

     During the nine months ended September 30, 2000 and 1999, we used aggregate cash of $25.3 million and $231.1 million, respectively, to acquire various directories and other telecommunication businesses.

     Net cash received from financing activities was $265.9 million during the nine months ended September 30, 2000 and was primarily obtained from our senior secured credit facility in May 2000 offset by our retirement of debt in July 2000. Net cash received from financing activities during the nine months ended September 30, 1999 was $1,540.3 million and was primarily obtained from our offering of our 8.125% senior notes, our offering of Series B and C redeemable, convertible preferred stock, and our offering of Series A preferred stock.

     On May 31, 2000 we put in place $1.3 billion of Senior Secured Credit Facilities (together the "Credit Facilities") with a syndicate of financial institutions. The Credit Facilities consist of (1) a seven year Senior Secured Revolving Facility with an aggregate principal amount of $450 million (the "Revolving Facility), (2) a seven year Senior Secured Multi-Draw Term Loan Facility with an aggregate principal amount of $275 million ("Tranche A Term Facility"), and (3) an eight year single draw Senior Secured Term Loan with an aggregate principal amount of $575 million ("Tranche B Term Facility"). The Tranche A Term Facility provides for multiple ($50 million minimum) draws for the first 24 months of the agreement at which time any undrawn commitments expire. At September 30, 2000 the Tranche B Term Facility was drawn in full and the balance of the other Facilities remained undrawn.

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

     The indentures governing our 10.5% senior discount notes, 9.25% senior notes, 8.375% senior notes, 9.5% senior notes and 8.125% senior notes and our Credit Facilities impose operating and financial restrictions on our subsidiaries and us. These restrictions affect, and in many cases significantly limit or prohibit, among other things, our ability to:

     .    incur additional indebtedness

     . pay dividends or make other distributions in respect of our or our subsidiaries' capital stock

     .    redeem capital stock

     .    make investments or other restricted payments

     .    enter into sale and leaseback transactions

     .    pledge, mortgage or permit liens upon assets

     .    enter into transactions with affiliates

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

     As of September 30, 2000, based on the combined McLeodUSA and CapRock business plans, capital requirements and growth projections as of that date, we estimated that we would require approximately $1.7 billion through 2002. Our estimated aggregate capital requirements include the projected costs of:

     . expanding our fiber optic communications network, including national and intra-city fiber optic communications networks

     .    adding voice and ATM switches

     .    expanding operations in existing and new markets

     .    developing wireless services in limited markets

     .    funding general corporate expenses

     .    completing recent acquisitions, including the CapRock merger

     . constructing, acquiring, developing or improving telecommunications assets

We expect to use the following to address our capital needs:

     . approximately $579.9 million of cash and investments on hand at September 30, 2000 (plus any cash balances of CapRock)

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

Market Risk

     At September 30, 2000, we recorded the marketable equity securities that we hold at a fair value of $68.8 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $6.9 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

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

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     During the period from July 1, 2000 through September 30, 2000, we issued and sold the following equity securities not registered under the Securities Act of 1933, as amended:

     On August 21, 2000, we issued 94,837 shares, respectively, of Class A common stock in connection with our acquisition of Advanced Telecommunications, Inc.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
-------
Number    Exhibit Description
------    -------------------
10.67 Sixth Amendment to Cost Sharing IRU Agreement by and between Level 3 Communications and Splitrock Services, Inc.
10.68 Seventh Amendment to Cost Sharing IRU Agreement by and between Level 3 Communications and Splitrock Services, Inc.*
11.1      Statement regarding computation of loss per common share.
27.1      Financial Data Schedule.

------------

* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment requested.

(b) Reports on Form 8-K

          On October 13, 2000, we filed a Current Report on Form 8-K announcing the Company entered into an Agreement and Plan of Merger with CapRock Communications Corp., a Texas corporation.

          On October 27, 2000, we filed a Current Report on form 8-K to report our financial and operating results for the third quarter 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      McLEODUSA INCORPORATED
                                      (registrant)



Date: November 10, 2000               By:        /s/ Stephen C. Gray
                                          ------------------------------------
                                                     Stephen C. Gray
                                          President and Chief Operating Officer

Date: November 10, 2000               By:        /s/ J. Lyle Patrick
                                          ------------------------------------
                                                     J. Lyle Patrick
                                                Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                                                           Sequentially
                                                                                                           ------------
Exhibit                                                                                                      Numbered
-------                                                                                                      --------
Number         Exhibit Description                                                                             Page
------         -------------------                                                                             ----
10.67          Sixth Amendment to Cost Sharing IRU Agreement by and between Level 3 Communications and
               Splitrock Services, Inc.
10.68          Seventh Amendment to Cost Sharing IRU Agreement by and between Level 3 Communications and Splitrock Services, Inc.*
11.1           Statement regarding computation of loss per common share.
27.1           Financial Data Schedule.

------------

* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment requested.