Form 10-K405
period 2000-12-31
MCLEODUSA INC
filed 2001-03-30
CIK 919943

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2000   Commission File Number:  0-20763

                            McLeodUSA Incorporated

            (Exact name of registrant as specified in its charter)

         Delaware                                   42-1407240

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 22, 2001 is $4,098,027,509.*/

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

          . Class A common stock, par value $.01 per share, outstanding as of March 22, 2001: 611,775,451 shares

-------------------
*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock that have representation on the registrant's Board of Directors are considered to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 30, 2001, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
       PART I   Item 1.      Business  .....................................................................   1
                                 Overview...................................................................   1
                                 Recent Transactions........................................................   4
                                 McLeodUSA Business Strategy................................................   4
                                 Market Potential...........................................................   4
                                 Current Products and Services..............................................   6
                                 Network Facilities.........................................................  11
                                 Sales and Marketing........................................................  13
                                 Wireless Licenses..........................................................  14
                                 Competition................................................................  15
                                 Regulation.................................................................  19
                                 Risk Factors...............................................................  25
                                 Employees..................................................................  34
                                 Executive Officers ........................................................  34
                Item 2.      Properties.....................................................................  36
                Item 3.      Legal Proceedings..............................................................  37
                Item 4.      Submission of Matters to a Vote of Security Holders............................  38

       PART II  Item 5.      Market for Registrant's Common Equity and
                             Related Stockholder Matters....................................................  38
                Item 6.      Selected Financial Data........................................................  39
                Item 7.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations............................................  42
                Item 7A.     Quantitative and Qualitative Disclosures
                             About Market Risk..............................................................  52
                Item 8.      Financial Statements and Supplementary Data....................................  52
                Item 9.      Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure............................................  52

       PART III Item 10.     Directors and Executive Officers of the Registrant.............................  52
                Item 11.     Executive Compensation.........................................................  52
                Item 12.     Security Ownership of Certain Beneficial Owners
                             and Management.................................................................  53
                Item 13.     Certain Relationships and Related Transactions.................................  53

       PART IV  Item 14.     Exhibits, Financial Statement Schedules, and
                             Reports on Form 8-K............................................................  53

       GLOSSARY.............................................................................................  66

       SIGNATURES...........................................................................................  69

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................  F-1

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON THE FINANCIAL STATEMENT SCHEDULES.................................................................  S-1

References in this Form 10-K to "we," "us," "our" and "McLeodUSA" mean McLeodUSA Incorporated and our subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual events to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by our use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading "Business--Risk Factors" and throughout this Form10-K.

See the "Glossary" appearing at page66 for definitions of some of the terms used in this Form 10-K.

                                    PART I

Item 1.  Business.


The following disclosure relating to our business is organized as follows:

     .  Overview
     .  Recent Transactions
     .  McLeodUSA Business Strategy
     .  Market Potential
     .  Current Products and Services
     .  Network Facilities
     .  Sales and Marketing
     .  Wireless Licenses
     .  Competition
     .  Regulation
     .  Risk Factors
     .  Employees
     .  Executive Officers

Overview

We provide integrated communications services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We also provide long distance and advanced data services in all 50 states. We are a facilities-based telecommunications provider with, as of December 31, 2000, 396 ATM switches, 50 voice switches, approximately 1.1 million local lines and more than 10,700 employees. Our network is capable of transmitting integrated next-generation data, Internet, video and voice services, reaching 800 cities and approximately 90% of the U.S. population. In the next 12 months, we plan to distribute 33 million telephone directories in 26 states, serving a population of 56 million. McLeodUSA is a Nasdaq-100 company traded under the symbol "MCLD."

Our integrated communications services include local, long distance, Internet access, data and voice mail services from a single company on a single bill. We believe we are the first company in many of our markets to offer one-stop shopping for communications services tailored to customers' specific needs.

Our core business is providing communications services in competition with existing local telephone companies, including:

     .  local and long distance services

     .  dial and dedicated Internet access

     . higher bandwidth Internet access services, such as digital subscriber line (DSL) and cable modem

     . value-added services such as virtual private networks and web hosting bandwidth leasing and colocation services

     .  facilities and services dedicated to a particular customer's use

     . telephone and computer sales, leasing, networking, service and installation

     . other communications services, including video, cellular, operator, payphone, mobile radio and paging services

We also derive revenue from the following services related to our core business:

     .  sale of advertising in print and electronic telephone directories

     . traditional local telephone company services in east central Illinois and southeast South Dakota

     .  telemarketing services

In most of our markets, we compete with the entrenched, traditional local phone company by leasing its lines and switches. In many markets we provide local services by using our own facilities and by leasing capacity from others. We provide long distance services by using our own facilities and by leasing capacity from others.

We are actively developing fiber optic communications networks in many of our target local markets to carry additional communications traffic on our own network. We are actively developing enhancements to our national network to provide voice and data, local and long distance, narrow band and wide band, and associated next-generation services to provide increased control and service quality and a base for growth.

The following chronology highlights some of the important events in the development of our business:

Date                                  Event
----                                  -----

November 1992             Began providing fiber optic maintenance services
                          for the Iowa Communications Network, a fiber optic communications network that links many schools, libraries and other public buildings in the State of Iowa.

December 1993             Received regulatory approvals in Iowa and Illinois to
                          offer local service along with long distance service.

June 1996                 Completed our initial public offering of Class A
                          common stock.

July 1996                 Acquired Ruffalo, Cody & Associates, Inc., a
                          telemarketing company.

September 1996            Acquired Telecom*USA Publishing Group, Inc., a
                          telephone directory company.

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

                          Acquired Ovation Communications, Inc. ("Ovation"), a diversified telecommunications company offering a variety of products and services, including local and network access, local and long distance telephone services and Internet access, which facilitated expansion into selected major metropolitan markets.

August 1999               Acquired Access Communications Holdings, Inc.
                          ("Access"), a telecommunications company providing switch-based commercial and residential services, including traditional long distance service and an enhanced - 800# product.

September 1999            Completed the sale of our Series B and C Preferred
                          Stock to three Forstmann Little & Co. partnerships for
                          $1 billion.

March 2000                Acquired Splitrock Services, Inc. ("Splitrock"), a
                          facilities-based provider of advanced data communications services.

May 2000 Completed our Senior Secured Credit Facility in the amount of $1.3 billion.

December 2000             Acquired CapRock Communications Corp. ("CapRock"),a
                          facilities-based integrated communications provider, primarily to small and medium-sized business and carrier customers in the Southwest.

Our principal executive offices are located at McLeodUSA Technology Park, 6400 C Street SW, P.O. Box 3177, Cedar Rapids, Iowa 52406-3177, and our main phone number is (319) 364-0000.

Recent Transactions

In January 2001, we issued $750 million of our 11 3/8% Senior Notes due January 1, 2009 in an underwritten public offering. The offering was completed on January 16, 2001 and resulted in total cash and available cash of $1.5 billion as of that date.


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

Emphasize small and medium sized businesses. We primarily target small and medium sized businesses because we believe we can rapidly capture customer share by providing face-to-face business sales and strong service support to these customers. We target small and medium-sized businesses in large metropolitan areas as well as in second and third tier markets.

Expand our fiber optic communications network. We are strategically building a state-of-the-art fiber optic communications network to deliver multiple services and reduce operating costs.

Expand our intra-city fiber optic communications network. Within selected cities, we plan to extend our network directly to certain customers' locations. This will allow us to provide expanded services and reduce the expense of leasing communications facilities from the existing local telephone company.

Explore acquisitions and strategic alliances. We plan to pursue acquisitions, joint ventures and strategic alliances that expand or complement our business.

Leverage proven management team. Our executive management team consists of veteran telecommunications managers who have successfully implemented similar customer-focused telecommunications strategies in the past.

Market Potential

The communications industry is undergoing substantial changes due to statutory, regulatory and technological developments; changes in the competitive landscape and mergers and acquisitions in the industry. We believe that we are well positioned to take advantage of these fundamental changes.

Wireline Services. The market for local exchange services consists of a number of distinct service components, including:

     . local network services, which generally include basic dial tone, local area charges, enhanced calling features and private line services (dedicated for a customer's use between locations)
     . network access services, which consist of access provided by local exchange carriers to long distance communications network carriers short-haul long distance communications network services, which include intraLATA long distance calls and private lines
     . other varied services, including operator services, Internet access, calling cards, publication of "white page" and "yellow page" telephone directories and the sale of business telephone equipment

Industry sources have estimated that the 2000 aggregate U.S. revenues for local, long distance, private line and data were approximately $200 billion. Of that total, just over half is represented by local service revenue.

Before 1984, AT&T largely monopolized local and long distance telephone services in the United States. In 1984, as the result of a court order approving a settlement agreement in an antitrust action, AT&T was required to divest its local telephone systems (the "Divestiture"). The Divestiture and subsequent related proceedings divided the country into 201 Local Access and Transport Areas ("LATAs"). As part of the Divestiture, AT&T's former local telephone systems were organized into seven independent regional Bell operating companies. The original seven regional Bell operating companies are now concentrated into four large incumbent "MegaBells." Those companies have the authority to provide local telephone service, local access service and intraLATA long distance service, but cannot provide in-region interLATA service unless they demonstrate that certain competitive conditions have been met. Opportunities to compete in the local exchange market expanded substantially on February 8, 1996, when the Telecommunications Act of 1996 was signed into law. The Telecommunications Act of 1996 eliminated state legal barriers to local exchange competition and required entrenched, traditional local exchange carriers to allow other providers of telecommunications services to purchase elements of their local communications network offerings and to interconnect with their communications facilities and equipment. In addition, entrenched, traditional local exchange carriers are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Entrenched, traditional local exchange carriers also are required to allow competitors non-discriminatory access to poles, conduit space and other rights-of-way.

We believe that these requirements are likely, when fully implemented, to increase competition among providers of local communications services and simplify the process of switching from entrenched, traditional local exchange carrier services to those offered by competitive local exchange carriers. The Telecommunications Act of 1996 also offers important benefits to the MegaBells, however, such as the ability to provide interLATA long distance services under specified conditions. The process of implementing the Telecommunications Act of 1996 is still incomplete, and important questions remain unresolved. In addition, the MegaBells are promoting changes to the Telecommunications Act of 1996 which would be more favorable to them and less favorable to us. See "-- Regulation."

A number of states have also taken additional regulatory and legislative action to open local communications markets to various degrees of competition. We expect that continuing pro-competitive regulatory changes, together with increasing customer demand, will create more opportunities for competitive service providers to introduce additional services, expand their networks and address a larger customer base. We cannot provide any assurance however, that government actions to implement local telephone competition will be as complete, as favorable or as timely as we require to implement our business plans.

Wireless Services. Demand for wireless communications has grown rapidly over the past decade. According to the Cellular Telecommunications Industry Association ("CTIA"), the number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to an estimated 97 million as of June 30, 2000, with annual growth of approximately 27% from June 1999 through June 2000. We believe that the demand for wireless communications will continue to grow dramatically due to anticipated declines in costs of service, increased function versatility, and increased awareness of the productivity, convenience and safety benefits associated with such services. In addition, we expect future competition between wireline local exchange carriers and wireless service providers as "wireless local loop" technology and reduced wireless rates facilitate migration of wireline minutes to wireless carriers. Communications providers who do not develop wireless services themselves may determine it is necessary to offer such services and may do so by entering into arrangements with wireless service providers.

Current Products and Services

We derive most of our revenue from our core business of providing communications services, including:

     . local and long distance services
     . dial and dedicated Internet access
     . higher bandwidth Internet access services, such as digital subscriber line (DSL) and cable modem
     . value-added services such as virtual private networks and web hosting bandwidth leasing and colocation services
     . facilities and services dedicated for a particular customer's use
     . telephone and computer sales, leasing, networking, service and installation
     . other communications services, including video, cellular, operator, payphone, mobile radio and paging services

We also derive revenue from the following services related to our core business:


     . sale of advertising in print and electronic telephone directories
     . traditional local telephone company services in east central Illinois and southeast South Dakota
     . telemarketing services

For the year ended December 31, 2000, we derived 74% of our total revenues from our core business of providing local, long distance and related communications services, 18% from the sale of advertising space in telephone directories, 6% from traditional local telephone company services and 2% from telemarketing services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Integrated Communications Services

Overview. As of December 31, 2000, we provided service, on a retail basis, to about 1.1 million local lines in our markets, primarily to small and medium sized business customers in major metropolitan areas and in second and third tier markets, and to residential customers in second and third tier markets. Since beginning sales activities in January 1994, we have increased our revenue from the sale of local and long distance telecommunications services from $4.6 million for the year ended December 31, 1994 to $716.2 million for the year ended December 31, 2000.

As of December 31, 2000, we have received state regulatory approval to offer local switched services using our own communications network facilities in Arkansas, Arizona, Colorado, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We intend to offer additional local switched services using our own network facilities, either alone or in combination with network elements purchased from existing telephone companies, in selected markets in 25 states. We plan to expand these facilities-based services as our communications network develops and our market penetration increases.

In certain locations, we enter the market by reselling standard retail business services. This strategy allows us to aggressively capture customer share and generate revenue in a market with little up-front cost in comparison to establishing Centrex or other resold service, while we complete our own communications network. We will move relatively quickly from a resale mode to providing facilities-based services. In many other markets we have installed facilities and are aggressively capturing customer share utilizing our own switching facilities.

We use several platforms to aggressively capture customer share. We utilize resale, facilities-based services, including both leased switch port and loop combinations and our own switching facilities combined with leased loops and direct build platforms. Our ability to use diverse platforms allow us to adapt to meet customer needs and to select the most economically appropriate platform to provide service in a particular market. Our communications network and switching capacity is also designed to serve other wireline and wireless carriers on a wholesale basis.

In order to provide local communications services to most of our business and residential customers, we purchase switch port and local loop combinations through various agreements with Qwest Communications, Inc. Depending on the availability of certain platforms and the relative economics of each, we purchase a variety of service platforms (resold Centrex or other local services, and unbundled network elements, including local loops, and switch port and local loop combinations) through various interconnection agreements with subsidiaries of SBC Communications, Inc. Our providers bill us for all the lines assigned to our customers and provide us with call detail reports, which enable us to verify our customers' bills for both local and long distance service. Our Qwest agreements protect us from unilateral rate increases until 2002 or 2003, depending on the state. In most Qwest states, we believe that our local services are superior to a standard business or residential telephone line in most markets since we can offer features, such as three-way calling, consultation hold and call transfer at no extra charge. Other custom calling features are available at additional cost. Because we also purchase certain functionality from our providers, our personnel have on-line access to their systems, allowing us to efficiently make changes to our customers' services at a lower cost.

Our plans to provide local switched services using our own communications network facilities will depend upon obtaining and maintaining favorable interconnection agreements and terms for leasing network elements from existing telephone companies. In August 1996, the FCC released a decision (the "Interconnection Decision") implementing the interconnection portions of the Telecommunications Act of 1996. The Interconnection Decision has been the subject of significant legal dispute. In January 1999, the U.S. Supreme Court rejected challenges to the Interconnection Decision and affirmed the authority of the FCC to establish rules governing interconnection. Additional disputes regarding the Interconnection Decision (including disputes concerning the constitutionality of the FCC's pricing rules) and other related FCC actions are currently pending before both the FCC and the U.S. Supreme Court. We cannot provide any assurance that we will succeed in obtaining interconnection agreements on terms that would permit us to offer local services using our own communications network facilities at profitable and competitive rates. See "--Regulation."

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

We have interconnection agreements with Qwest in all states where it is the entrenched, traditional local service provider, with SBC (through its subsidiaries) in all states where Ameritech or Southwestern Bell Telephone Company is the entrenched, traditional local service provider and with Verizon (through its GTE entities) and BellSouth in certain states. These agreements allow us to resell services of these MegaBells and to connect our switching equipment and facilities to their local loop connections to customers. In Cedar Rapids and Marion, Iowa, Champaign, Illinois, and certain cities in southwest Minnesota, southeast South Dakota and northwest Iowa, we provide competitive communications services to some of our business and residential customers using only our own switching equipment, communications network facilities and lines.

Long distance service is provided in some areas by purchasing communications network capacity, in bulk, from national long distance carriers, and routing our customers' long distance traffic over this capacity. In many of our local footprint states, we carry the bulk of our long distance traffic on our own network facilities.

Business Services. End-user business customers can obtain integrated services and ancillary services, such as three-way calling and call transfer, directly from us in each of the cities and towns in which we offer communications services. Integrated business services include local and long distance services, dial and dedicated Internet access, higher bandwidth Internet access services, such as digital subscriber line (DSL) and cable modem, and value-added services such as virtual private networks and web hosting.

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

Furthermore, in some states, including states outside our target markets, we offer business customers long distance service only, in order to enhance our ability to attract business customers that have offices outside our target markets.

Residential Services. We introduced our PrimeLine(R) service in 1996 and now offer that service to residential customers in various cities and towns in several selected states. Our traditional PrimeLine(R) service includes local and long distance telephone service. In most areas, PrimeLine(R) service also includes enhanced features such as three-way calling, call transfer and consultation hold. Where these three additional features are included, we generally price our basic PrimeLine(R) local service slightly higher than the rates for basic local service offered by the incumbent local exchange carrier since our basic PrimeLine(R) local service includes enhanced features that are not typically provided as part of the incumbent local exchange carrier's basic local service. Our customers can add voice mail, Internet access and travel card services to their basic PrimeLine(R) service at incremental rates designed to be no higher than separately purchasing these services from other companies. In an increasing number of states, including Michigan, Illinois and Texas, we also offer residential services by leasing local lines from the MegaBell and using our local switching. We also have begun to offer residential service by using unbundled switch ports combined with unbundled local loops in several states.

Network Services. Through McLeodUSA Information Services, Inc. we provide advanced data communications services, which are non-regulated, on a wholesale basis. These services include an array of Internet access and data communications services delivered over our high capacity, facilities-based nationwide network. Data services can include, among other things, dial and dedicated Internet access, higher bandwidth Internet access, virtual private networks and bandwidth leasing.

Dedicated Facilities and Services. We provide, on a private carrier basis, a wide range of special access, private line and data services to long distance carriers, government agencies, wireless service providers and cable television and other end-user customers. These services include:

     .  Point of presence ("POP")-to-POP special access
     .  End-user/long distance carrier special access
     .  Private line services

POP-to-POP special access services provide telecommunications lines that link the points of presence of one long distance carrier or the POPs of different long distance carriers in a market, allowing these POPs to exchange telecommunications traffic for transport to final destinations.

End-user/long distance carrier special access services provide telecommunications lines that connect an end-user such as a large business to the local POP of its selected long distance carrier.

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

Network Maintenance Services. The State of Iowa owns segments of a fiber optic network used primarily for interactive distance learning, telemedicine and the State's own long distance telephone and data traffic. The State leases from us some of the connections to this fiber network. We also provide maintenance services on the State's network segments on a 24-hour-per-day, 365-days-per-year basis, that consist of alarm monitoring, repair services and cable location services. We believe that the expertise in fiber optic maintenance we have developed through the maintenance of the State's network has provided advantages in maintaining our own communications network facilities.

Telephone Equipment and Computer Networking Services. Through McLeodUSA Integrated Business Systems, Inc., we sell, lease, install and service telephone systems, primarily to small and medium sized businesses in Iowa, Illinois, Minnesota, South Dakota, North Dakota and Colorado. We also provide customized, integrated solutions for computing networks in several states. Such services typically include review of customer system requirements; selection, design and planning of components and networks; and operating and network support services. These services are available through our sales offices and at our e-commerce site. In addition, we sell preconfigured equipment, which we send throughout the United States with installation available. We believe these services provide valuable expertise for and complement our communications services offerings, giving us additional contact with the small and medium sized businesses we target in marketing our communications services.

Video Services. We own and operate 37 cable television systems in southeastern South Dakota, northwestern Iowa and southwestern Minnesota, many of which provide cable television service in combination with high quality fiber-based telecommunications services. We also have a franchise in Cedar Rapids, Iowa pursuant to which we provide cable television service in combination with high quality fiber-based telecommunications services. In addition, we own 85% of Greene County Partners, Inc., a cable television company which provides cable television services in several locations in Illinois and Michigan.

Other Communications Services. We provide pay telephone service, operator services and paging services in some markets. In addition, we own a minority interest in a partnership that provides cellular service in central Illinois.

Directory Services

In 2000, we published 234 proprietary "white page" and "yellow page" telephone directory titles and distributed approximately 26.7 million copies of these directories to local telephone subscribers in 26 states, including most of our target markets. In addition, all of our proprietary directories are accessible on the Internet. We also published 265 "white page" and "yellow page" telephone directory titles for other companies and distributed approximately 3.9 million copies of these directories to local telephone subscribers in 37 states and the U.S. Virgin Islands. We will be phasing out the business of publishing directories for other companies by the end of 2002 in order to focus all of our publishing resources on our own directories. Our telephone directory services generated 2000 revenues of nearly $250 million, primarily from the sale of advertising space in the directories.

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

Traditional Local Telephone Services

Through Illinois Consolidated Telephone Company ("ICTC") and Dakota Community Telephone, Inc, we provide incumbent local exchange telephone service to subscribers in central Illinois and southeast South Dakota.

As of December 31, 2000, ICTC operates in 37 exchanges, or service areas, the largest of which are in Mattoon, Charleston, and Effingham, Illinois and had approximately 94,000 local access lines in its existing service areas. ICTC offers a broad range of local exchange services, including long distance carrier access service, intraLATA toll service, local telephone service, local paging service, national directory assistance, and equipment leasing. ICTC also offers most of its local telephone subscribers custom calling features such as call waiting, call forwarding, conference calling, speed dialing, caller identification, and call blocking. The rates for these and other local exchange services are regulated by the Illinois Commerce Commission and the FCC. Provision of these services is offered over an ICTC owned and controlled network consisting of 4 host and 33 remote central office switches.

As of December 31, 2000, Dakota Community Telephone served approximately 7,000 local service access lines in 9 telephone exchanges in southeastern South Dakota. Dakota Community Telephone, Inc. provides a full range of communications products and services, including local dial tone and enhanced services, local private line and public telephone services, dedicated and switched data transmission services, long distance telephone services, operator assisted calling services, Internet access and related services.

Telemarketing Services

We provide direct marketing and telemarketing services for third parties, as well as a variety of fund-raising services for colleges, universities and other non-profit organizations throughout the United States. In addition to providing telemarketing services for third parties, we use our telemarketing sales personnel to sell communications services to small businesses and for sales of our PrimeLine(R) residential services. See "--Sales and Marketing."

Network Facilities

As the entrenched, traditional local exchange carriers are compelled, by regulatory changes and competitive forces, to unbundle their network components and to permit resale of their network elements and products, we plan to continue to provide our customers with a full range of communications services. We do this by using a combination of our own communications network, the networks of the incumbent local exchange carriers and the networks of other competitive carriers.

As of December 31, 2000, we operated 21,600 route miles of fiber optic communications network and expect to expand this fiber optic network to approximately 30,000 route miles by the end of 2001. As of December 31, 2000, more than 5,000 route miles are located within the cities we serve or plan to serve. We are connected to over 1,200 buildings along our network. We will decide whether to begin construction of fiber optic network within a market based on various economic factors, including:

     .  the number of our customers in a market
     . the anticipated operating cost savings associated with such construction . any strategic relationships with owners of existing infrastructure
        (e.g., utilities and cable operators)

As of December 31, 2000, we had over 400 POPs providing voice and data services, which we expect to expand to approximately 500 POPs by the end of 2001. As of December 31, 2000, we had approximately 50 voice switches, 37 core ATM switches and over 350 remote ATM switches, with plans to expand during 2001.

As part of our acquisition of Splitrock Services, Inc. in 2000, we acquired the Splitrock broadband access network. The network is designed to provide coverage of approximately 90% of the population of the United States and deploys asynchronous transfer mode (ATM) switches at every core, hub and remote POP. This network architecture enables us to serve as a broad-based provider of data communications services through the creation of a platform that efficiently delivers multiple services, such as Internet access, virtual private networks and web hosting, across multiple protocols, including Internet Protocol, frame relay and ATM. The flexibility inherent in this network design allows us to expand our service offerings to provide fully integrated data, video and voice services.

To further expand and enhance our network and service offerings, we have the indefeasible rights to use dark fiber strands in a state-of-the-art fiber optic network currently under construction by Level 3 Communications, LLC. This nationwide fiber network covers over 15,000 route miles, with delivery in segments starting in the first quarter of 2000 and continuing through 2001. Combining this fiber optic network with the broadband access network we acquired from Splitrock positions us to:

     . deliver a broad array of end-to-end data communications services at the high level of quality and reliability increasingly demanded by customers
     . significantly reduce network costs as a percentage of revenues by substituting the acquired bandwidth for existing leased circuit arrangements with various telecommunications carriers
     . expand service offerings by providing bandwidth leasing services on a stand-alone basis or bundled with other services
     .  increase the reliability and redundancy of  the network
     . increase the variety of service options and speeds available to customers

Our local and super-regional networks utilize Synchronous Optical Networking (SONET) transport technology. We are installing backbone communications network facilities that form a series of fiber optic "self-healing" SONET rings and intra-city communications network facilities that provide access directly to customer locations. These communications network facilities are intended to enable us to provide local and long distance service using our own facilities in our target market areas. Our communications networks are designed to support a wide range of communications services, provide increased network reliability and reduce costs. Our communications network consists of fiber optic cables, which typically contain between 36 and 288 fiber strands, each of which is capable of providing many telecommunications circuits. A single pair of fibers on our network can transmit over 10,000,000 simultaneous voice conversations, whereas a typical pair of copper wires can carry a maximum of 24 digitized simultaneous voice conversations. We expect that continuing developments in dense wave division multiplexing and optical equipment will increase the capacity of each fiber, providing greater capacity at relatively low incremental cost.

Our nationwide fiber network will utilize intelligent technology for transport, with more than 50 broadband mesh switches planned for installation in major U.S. markets and at key network junctions in 2001 and 2002. We believe the nationwide mesh transport network will provide national origination and termination capabilities for customers within our existing CLEC regions. We believe this will also provide us with the ability to offer enhanced private line products to carriers and large businesses.

We plan to continue our commitment to developing underserved second and third tier markets, as well as serving small and medium sized enterprises in major metropolitan markets in our target market states, by offering high-quality local services and nationwide data services. Additionally, we will increase our carrier customer base, offering high-speed, enhanced private line products on a nationwide basis. Our network facilities provide residential, enterprise and carrier customers with local and long-haul voice and data communications services on owned network infrastructure, offering increased quality and reliability and a strong dedication to meeting customer requirements.

We have agreements with Alliant Energy, an electric utility and one of our principal stockholders, and with MidAmerican, Wisconsin Electric Power Company, and Canadian National Railroad (formerly Illinois Central Railroad) that allow us to make use of those companies' rights-of-way, underground conduits, distribution poles, transmission towers and building entrances in exchange for rights by such companies to use capacity on our network. These agreements give us access to rights-of-way in parts of Iowa, Illinois and Wisconsin for installation of our wireline and wireless networks. We expect our access to these rights-of-way to have a significant positive impact on our capital costs for network construction and the speed with which we can construct our networks. We believe that our strategic relationships with our electric utility stockholders and other companies that own rights-of-way and infrastructure give us a competitive advantage.

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

Sales and Marketing

Marketing of our integrated communications services to small and medium sized business customers is primarily conducted by direct sales personnel located in branch sales offices throughout our target market. In addition, we use telemarketers to market these services to smaller business customers and those located in areas that are geographically remote. Sales activities in our branch sales offices are organized and managed by region.

In 2000, we expanded our communications sales and marketing efforts in our target market area which now consists of 25 states. We continue our efforts to expand sales and marketing in all states where we are located. In addition, we believe our strategic acquisitions have enhanced our sales and marketing efforts and increased our penetration of existing markets. Acquisitions also help accelerate our entry into new markets. At the end of 2000 we had sales offices in 130 cities, compared to 110 sales offices at the end of 1999. In addition, the sales team selling our core communications products to business customers increased to 1,250 at the end of 2000 from 800 at the end of 1999.

Marketing of our PrimeLine(R) integrated communications services to residential customers is conducted by inside sales representatives. The telemarketers emphasize the PrimeLine(R) integrated package of communications services and its flat-rate per minute pricing structure for long distance service.

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

We have also developed and installed customer-focused software for providing integrated communications services. This software permits us to provide our customers one fully integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card services, and additional services when available. We believe that our customer-focused software platform is an important element in the marketing of our communications services and gives us a competitive advantage in the marketplace.

We use our telephone directories as direct mail advertising by including detailed product descriptions and information about our communications products in them. We believe that these telephone directories provide us with a long-term marketing presence in the millions of households and businesses that receive them. We also believe that combining our directories' distinctive black-and-yellow motif with the trade name McLeodUSA strengthens brand awareness in all of our markets.

Marketing of our wholesale network service is conducted by a dedicated sales force whose efforts are enhanced by significant knowledge of, and contacts in, the industry.

Marketing of space in our telephone directories is conducted by a direct sales force and telephone sales force whose goal is to contact each business within a directory's market.

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

Wireless Licenses

We currently do not offer wireless services, although we do own a minority interest in a cellular telephone partnership serving parts of east central Illinois, and are conducting fixed wireless trials in two of our markets. We own 27 "D" and "E" frequency block PCS licenses, each covering 10 MHz of radio spectrum, in 25 markets covering areas of Illinois, Iowa, Minnesota, Nebraska and South Dakota. Our PCS licenses encompass approximately 110,000 square miles and a population of approximately 6.6 million. Our PCS licenses are subject to revocation if we do not provide substantial services with them by April 2002. We are in the process of selling two PCS licenses in adjoining markets in Iowa. We are evaluating many possible alternatives for our PCS licenses, including the potential sale of some or all of the balance of our PCS licenses.

We also hold four WCS licenses covering Milwaukee, Wisconsin; Minneapolis/St. Paul, Minnesota; Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska covering approximately 15 million people. We believe the frequency blocks covered by such licenses may allow us to provide fixed wireless services. We are evaluating many possible alternatives for these licenses.

Additionally, the FCC awarded us 13 "A" and "B" block LMDS frequency licenses in May 1999 covering 12 markets reaching approximately 2.8 million people.

As the wireline and wireless markets converge, we may be able to identify opportunities to generate revenues from the wireless industry on both a retail and a wholesale basis. On a retail basis, we may be able to enter into strategic arrangements with both cellular and PCS companies on favorable economic terms to allow us to offer wireless services as part of our integrated communications services offerings. On a wholesale basis, these opportunities may include (1) leasing tower sites to wireless providers, (2) connecting or transferring wireless traffic through our communications network facilities and (3) transporting wireless traffic using our fiber optic communications network to interconnect wireless providers' cell sites or to connect such sites to either our communications network facilities or to communications network facilities of other providers of wireline services.

The statements in the foregoing paragraphs about wireless services are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These plans may be revised, and our actual wireless services may differ materially from that indicated by our current plans, in each case as a result of a variety of factors, including:

     .  the availability of financing and regulatory approvals
     .  the number of potential customers in a target market
     .  the existence of strategic alliances or relationships
     . technological, regulatory or other developments in our business . changes in the competitive climate in which we operate
     .  the emergence of future opportunities

See "--Risk Factors--We May Not Develop or Make a Profit from Wireless Services" and "--Risk Factors--Developments in the Wireless Telecommunications Industry Could Make it More Difficult for Us to Compete."

Competition

Wireline Competition. The communications services industry is highly competitive. We face intense competition from entrenched, traditional local exchange carriers, primarily the MegaBells, which currently dominate their respective local telecommunications markets. Our long distance services also compete with the services of hundreds of other companies in the long distance marketplace in most states. The MegaBells are also becoming a dominant long distance provider in states in which they have received authority to offer that service. AT&T, WorldCom and Sprint currently dominate the long distance market. Our local and long distance services also compete with the services of other competitive local exchange carriers in some markets. Other competitors may include cable television companies, competitive access providers, microwave and satellite carriers, wireless telecommunications providers, and private networks owned by large end-users. In addition, we compete with the MegaBells and other local exchange carriers, numerous direct marketers and telemarketers, equipment vendors and installers, and telecommunications management companies with respect to portions of our business. Many of our existing and potential competitors have financial and other resources far greater than our own.

We believe that the distinction between the local and long distance markets is eroding, and other competitors will begin to offer integrated communications services similar to our own. For example, AT&T, WorldCom and Sprint have each begun to offer local telecommunications services using their own network facilities, network elements obtained from the entrenched, traditional local exchange carriers, or the facilities of other parties. SBC has been granted authority to offer in-region long distance service in Texas, Kansas and Oklahoma. These and other companies currently hold state regulatory certificates to offer local and long distance service in most states within our target markets. We cannot provide any assurance that these firms, and others, will not enter the markets or target the small and medium sized businesses where we focus our sales efforts.

A continuing trend toward business combinations and strategic alliances in the telecommunications industry may strengthen our competitors. For example, Southwestern Bell acquired Ameritech in October 1999, WorldCom acquired MCI in September 1998 and AT&T acquired Teleport Communications Group Inc. in July 1998 and Tele-Communications, Inc. in March 1999. In 2000 Qwest completed its acquisition of U S West, and Bell Atlantic and GTE merged to form Verizon. These or other alliances or combinations between our competitors could put us at a significant competitive disadvantage.

In order to provide long distance service, we must obtain access to customers through local network connections. Local exchange carriers, including both McLeodUSA and the MegaBells provide access service for the origination and termination of toll long distance traffic and interexchange private lines. Historically, charges for such access service made up a significant percentage of our overall cost of providing service when we were not a facilities-based provider. The FCC and various states have made or are considering changes to promote reductions in access rate levels and related issues involving support for universal service and other public policy objectives. The impact of these changes on us and our competitors is not yet clear. We could be adversely affected if we are not adequately compensated when we provide access services, if we incur high access costs where another carrier provider access services, or if our competitors receive a disproportionate share of universal service revenues. In addition, new Internet-based competitors continue to be exempt from these charges and to the extent they are exempt from paying comparable access fees, they could enjoy a significant cost advantage in this area.

The Telecommunications Act of 1996 requires payments by each carrier that terminates local traffic to another carrier. This system of compensation is referred to as reciprocal compensation. Because a number of our customers typically receive more calls than they make, we may receive more reciprocal compensation than we pay for calls which originate on our network. We expect the FCC and some regulatory agencies to act on reciprocal compensation issues during 2001. However, during 2000 we entered into agreements with Qwest to eliminate reciprocal compensation payments between us. These agreements eliminate the risk of adverse impact from regulatory actions with respect to reciprocal compensation in our states that are in Qwest's territory.

Upon expiration of existing interconnection agreements, new agreements must be negotiated. Those agreements may address reciprocal compensation for ISP-bound traffic, or such compensation may be addressed in other ways. It is likely that rates of compensation for ISP-bound traffic will be lower in these new agreements than under our existing agreements. As a result of this and developments in the regulatory environment and trends in the industry, we expect that the limited revenue we receive from reciprocal compensation (net of reciprocal compensation payments we make) will significantly decline in the future.

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

We also depend on the entrenched, traditional local exchange carriers, primarily the MegaBells, to provide our local telephone service (through access to local communications network elements, termination service, local central office switching, or through wholesale purchase of the local telephone services of such carriers that we then resell to end-users). Any successful effort by the incumbent local exchange carriers to deny or substantially limit our access to their network elements or wholesale services would have a material adverse effect on our ability to provide local telephone services. Although the Telecommunications Act of 1996 imposes interconnection obligations on incumbent local exchange carriers, we cannot provide any assurance that we will be able to obtain access to their communications network elements or services at rates, and on terms and conditions, that will permit us to offer local services at rates that are both profitable and competitive.

The Telecommunications Act also contains provisions that affect various "universal service" programs designed to promote the availability of telecommunications services in various areas and for various market segments. These programs provide assistance to schools, libraries, rural health care providers, low-income subscribers, and subscribers living in high-cost areas, for their purchase of various telecommunications related services. These programs are funded through charges on providers of interstate telecommunications services, although the amounts contributed may be recovered through charges to our end-users. The current contribution rate for federal universal service programs is 6.6827% of international and interstate end-user telecommunications revenue.

We are unable to specify the amount of universal service contributions we will be required to make in future years, or the extent of universal service programs that will be in existence for areas served by rural and non-rural telephone companies. Changes to universal service programs may increase or decrease the level of support provided to various programs, and may change the level of contribution we are required to make.

The Telecommunications Act of 1996 also provides the incumbent local exchange carriers with new competitive opportunities. For example, under the Telecommunications Act of 1996, the MegaBells will, upon the satisfaction of various conditions, be able to offer interLATA long distance services to local telephone service customers in their regions. In some states, including three states in our footprint, the MegaBells have received approval to offer interLATA long distance service. In many states, the MegaBells are actively engaged in proceedings and other activities by which they are seeking approval to offer interLATA long distance service. We believe that we have advantages over the incumbent local exchange carriers in providing our telecommunications services, including our management's prior experience in the competitive telecommunications industry and our emphasis on marketing (primarily using a direct sales force for sales to business customers and telemarketing for sales to residential customers) and on responsive customer service. However, the MegaBells may be allowed to offer interLATA long distance services before their local exchange markets are completely open to competition. Under such circumstances in particular, additional competition from the entrenched, traditional local exchange carriers could have a material adverse effect on our business, results of operations and financial condition.

The MegaBells are also actively seeking the assistance of policymakers to ease the requirements of the Telecommunications Act of 1996. For example, legislation was introduced in Congress during 2000 that would allow the MegaBells to offer interLATA data services to their customers in their traditional local service markets without meeting any requirements and without opening their local markets to competition. They are also attempting to convince policy makers to reduce the standards used to determine if they have complied with the Telecommunications Act of 1996. If they are successful in any of these efforts, the additional competition from the MegaBells combined with the lack of access to their local networks would have a material adverse effect on our business.

Competition for local and special access telecommunications services is based principally on price, quality, network reliability, customer service and service features. We believe that our management expertise and emphasis on customer service allows us to compete effectively with the incumbent local exchange carriers in providing these services. In addition, our fiber optic communications networks provide both diverse access routing and redundant electronics, which design features are not widely deployed by the local exchange carriers' networks. However, if the incumbent local exchange carriers, particularly the MegaBells, charge alternative providers like us unreasonably high fees for interconnection to their networks, significantly lower their rates for local, access, and private line services, or offer significant volume and term discount pricing options to their customers, we could be at a significant competitive disadvantage.

In the future, an important element of providing competitive services may be the ability to offer customers high-speed broadband local connections. The FCC approved a MegaBell proposal that allows incumbent local exchange carriers to offer these and other services through separate affiliates, in which case their network elements for providing these services would not need to be made available to us or other competitors. However, the District of Columbia Appellate Court overturned the FCC decisions. AT&T has announced that it is entering into arrangements with cable companies for the exclusive use of their local networks for broadband telecommunications and several cable companies are offering broadband Internet access over their network facilities. Currently, we offer such broadband local access to our customers in limited areas in Cedar Rapids and Marion, Iowa, Champaign, Illinois, southwest Minnesota, northwest Iowa and southeast South Dakota. If we are unable to meet future demands of our customers for broadband local access or other services on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

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

Competition with these or other providers of wireless telecommunications services may be intense. Many of our competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources than our own and have significantly greater experience than us in testing new or improved wireless telecommunications products and services. Some competitors, particularly LMDS carriers, are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. We do not currently offer wireless cable television access. In addition, several of our potential wireless competitors are operating or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States. We cannot provide any assurance that we will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than our technologies and products will not be developed. See "--Wireless Licenses."

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

Through our wholly-owned subsidiary McLeodUSA Network Services, we provide competitive access services as a private carrier on a non-regulated basis. In general, a private carrier is one that provides service to customers on an individually negotiated contractual basis, as opposed to a common carrier that provides service to the public on the basis of generally available rates, terms and conditions. We believe that McLeodUSA Network Services' private carrier status is consistent with applicable federal and state laws, as well as regulatory decisions interpreting and implementing those laws. Should such laws and/or regulatory interpretations change in the future to reclassify McLeodUSA Network Services' regulatory status, we believe that compliance with such reclassification would not have a material adverse effect on us.

Through our wholly-owned subsidiaries, we are also subject to federal and state regulatory requirements, including, in some states, bonding requirements, due to our direct marketing, telemarketing, fund-raising activities and sale of prepaid calling cards.

Federal Regulation. The FCC classifies us as a non-dominant carrier. As a non-dominant carrier, our interstate and international services are not subject to material federal regulation. The FCC also imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority to condition, modify, cancel, terminate or revoke such licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for such violations. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

The FCC's role with respect to local telephone competition arises principally from the Telecommunications Act of 1996. The Telecommunications Act of 1996 preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service and gives the FCC jurisdiction over important issues related to local competition. However, state and local governments retain authority over significant aspects of the provision of local telecommunications. The Telecommunications Act of 1996 imposes a variety of new duties on local exchange carriers, including non-incumbent local exchange carriers like us, in order to promote competition in local exchange and access services. These duties include requirements to:

   . complete calls originated by competing carriers on a reciprocal basis . permit resale of services
   . permit users to retain their telephone numbers when changing carriers . provide competing carriers access to poles, ducts, conduits and . rights-of-way at regulated prices

Entrenched, traditional local exchange carriers are also subject to additional requirements. These duties include obligations of the incumbent local exchange carriers to:

   .  interconnect their networks with competitors
   .  offer collocation of competitors' equipment at their premises
   . make available elements of their networks (including network facilities, features and capabilities) on non-discriminatory, cost-based terms
   . offer wholesale versions of their retail services for resale at discounted rates

Collectively, these requirements recognize that local exchange competition depends upon cost-based and non-discriminatory interconnection with and use of the traditional telephone company's local "loops". Failure to achieve such interconnection arrangements could adversely impact us and other entities that provide competitive local exchange services. Under the Telecommunications Act of 1996, incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. In addition, in the Interconnection Decision and related actions the FCC has adopted more specific rules to implement these requirements. The Interconnection Decision has been the subject of significant legal dispute. In January 1999, the U.S. Supreme Court rejected challenges to the Interconnection Decision and affirmed the authority of the FCC to establish rules governing interconnection. Other challenges to the Interconnection Decision and related rules remain pending in various courts including the U.S. Supreme Court. We believe that additional disputes regarding the Interconnection Decision and other related FCC actions are likely.

The Telecommunications Act of 1996 also eliminates previous prohibitions on the provision of interLATA long distance services by the MegaBells and the general telephone operating companies. The MegaBells are permitted to provide interLATA long distance service outside those states in which they provide local exchange service ("out-of-region long distance service") upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act of 1996, the MegaBells will be allowed to provide long distance service within the regions in which they also provide local exchange service ("in-region service") on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements intended to open local telephone markets to competition. The FCC has found that Verizon's (f/k/a Bell Atlantic) operations in the state of New York and SBC's operations in Texas, Oklahoma and Kansas have met these requirements. If the FCC permits Qwest or SBC to provide long distance service in additional states in their local service regions before they meet our local interconnection needs, they would be able to offer integrated local and long distance services and could have a significant competitive advantage in marketing those services to their existing local customers.

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

In the future, an important element of providing competitive services may be the ability to offer customers high-speed broadband local connections. The FCC approved a MegaBell proposal that allows incumbent local exchange carriers to offer these and other services through separate affiliates, in which case their network elements for providing these services would not need to be made available to us or other competitors. However, the District of Columbia Appellate Court overturned the FCC decisions. AT&T has announced that it is entering into arrangements with cable companies for the exclusive use of their local networks for broadband telecommunications and several cable companies are offering broadband Internet access over their network facilities. Currently, we offer such broadband local access to our customers in limited areas in Cedar Rapids and Marion, Iowa, Champaign, Illinois, southwest Minnesota, northwest Iowa and southeast South Dakota. If we are unable to meet future demands of our customers for broadband local access or other services on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance service. The FCC has implemented changes to its interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. These and related actions may reduce access rates, and hence the cost of providing long distance service, especially to business customers; but at the same time, access revenue received by local carriers may decline. The impact of these new changes will not be known until they are finalized and implemented over the next several years. The FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like us pay a fee calculated as a percentage of their revenues to support these goals. The full implications of these charges also remain uncertain and subject to change.

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

In connection with its interconnection decisions, the FCC has granted local exchange carriers additional flexibility in pricing their interstate, special and switched access services on a central office specific basis. Under this pricing scheme, local exchange carriers may establish pricing zones based on access traffic density and charge different prices for central offices in each zone. We anticipate that the FCC will grant local exchange carriers increasing pricing flexibility as the number of interconnection agreements and competitors increases. The potential impact of such pricing flexibility on us and other competitors is unclear at this time.

With the exception of an alpha fixed wireless trial in Illinois, we do not currently offer PCS services. However, we do own a minority interest in a cellular telephone partnership serving parts of east central Illinois. We own 27 "D" and "E" block frequency PCS licenses in markets covering areas of Iowa, Illinois, Minnesota, Nebraska and South Dakota. We own four WCS licenses in the Major Economic Areas of Milwaukee, Wisconsin, Minneapolis/St. Paul, Minnesota, Des Moines-Quad Cities, Iowa/Illinois and Omaha, Nebraska. We believe the frequency blocks covered by our WCS licenses may allow us to provide fixed wireless services. We also own 13 "A" and "B" block LMDS licenses. We are in the processing of selling two PCS licenses in adjoining markets in Iowa. We are evaluating many possible alternatives for our PCS licenses, including the potential sale of some or all of our remaining existing PCS licenses. All wireless licenses are subject to FCC regulation.

All PCS licenses are awarded for a ten-year period, at the end of which, absent prior revocation or a violation of the FCC's rules by the licensee, they will be renewed. As a PCS licensee, we are subject to "build-out" requirements which require that specified levels of service be available by specified times, in our case by April 2002. If we fail to meet these coverage requirements, we may be subject to forfeiture of our PCS licenses.

PCS licenses permit use of radio spectrum that may be currently occupied by fixed microwave systems. The existing licensees of such systems retain the right to continue to operate their systems until 2005. To secure a sufficient amount of unencumbered spectrum to operate a PCS system efficiently, we would need to relocate many of these existing licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks. In addition, the FCC has imposed new universal service requirements on wireless carriers, as well as new number portability and enhanced "911" obligations on commercial mobile radio service providers including PCS carriers, which would require us to invest in advanced technology over the next few years.

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

The Telecommunications Act of 1996 imposes restrictions on investment in us by foreign persons or corporations arising from our ownership of common carrier radio licenses. However, these restrictions generally do not apply to investment by nationals of member countries of the

World Trade Organization. We have no knowledge of any ownership by or affiliation with foreign persons or telecommunications carriers in violation of the Communications Act or the FCC's rules.

Through our wholly-owned subsidiaries, we are also subject to rules governing telemarketing that have been promulgated by both the FCC and the Federal Trade Commission. The FCC and FTC telemarketing rules prohibit telemarketers from engaging in deceptive telemarketing practices and require that telemarketers make specified disclosures.

State Regulation. We provide intrastate common carrier services and are subject to various state laws and regulations. Most public utility commissions subject providers such as us to some form of certification requirement, which requires providers to obtain authority from the state public utility commission before initiating service. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products, and are subject to various reporting and record-keeping requirements in these states. Some states impose service quality standards on our local service operations and require us to file reports showing our performance in meeting those standards.

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

We hold certificates of authority to offer local services using our own communications network facilities in Arkansas, Arizona, Colorado, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming, and to resell the local services of the MegaBells in most of the markets they serve in those states. We have applications pending for authority to offer local services or plans to file such applications in the remaining states in the continental United States.

We are also authorized to offer intrastate long distance service in the lower 48 states in the United States. We have obtained authority to offer long distance service in such states, including states outside our target markets, because we believe this capability will enhance our ability to attract business customers that have offices outside of our target markets. We may also apply for authority to provide services in all MegaBell exchanges in our target market states and, in the future, in other states. While we expect and intend to obtain the necessary regulatory authority in each jurisdiction where we plan to operate, we cannot assure you that each respective agency will grant our request for authority.

The Telecommunications Act of 1996 preserves the ability of states to impose reasonable terms and conditions on the provision of intrastate service and other related regulatory requirements. In the last several years, many states have enacted broad changes in their telecommunications laws that authorize the entry of competitive local exchange carriers and provide for new regulations to promote competition in local and other intrastate telecommunications services. The MegaBells have consistently promoted sweeping legislation that would, if enacted, severely limit or altogether eliminate state regulatory oversight of the MegaBells. As a general matter, we believe the states will play a key role in the development of local exchange competition. Consequently, we could face regulatory decisions that adversely affect our ability to compete in particular states.

States also regulate the intrastate carrier access services of the incumbent local exchange carriers. We are required to pay access charges to originate and connect our intrastate long distance traffic when we are not using our own facilities. We could be adversely affected by high access charges, particularly to the extent that the incumbent local exchange carriers do not incur the same level of costs with respect to their own intrastate long distance services. We could also be adversely affected if we are not permitted to charge or are unable to collect access charges from other long distance carriers to compensate us for the use of our network. In a related development, states also will be developing intrastate universal service charges parallel to the interstate universal service charges created by the FCC. For example, some incumbent local exchange carriers are proposing that states create funds that would be supported by potentially large payments by firms such as us based on their total intrastate revenues. Another state regulatory issue that could adversely affect our business is the approval by some state regulatory agencies of extended local area calling for incumbent local exchange carriers, converting otherwise competitive intrastate toll service to local service. Our business could be adversely affected by these or other developments.

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

ICTC is subject to rate of return regulation by the Illinois Commerce Commission. Under such regulation, ICTC is allowed to earn up to a fixed rate of return on its equity. In the event that the Illinois Commerce Commission finds that ICTC has exceeded its authorized rate of return on equity, ICTC could be required to lower its customer rates or make refunds. While we believe the Commission will not find that ICTC earned an excessive rate of return during the current monitoring period, we cannot assure you that the Illinois Commerce Commission will not, at some future date, find that ICTC has earned more than its authorized rate of return or that such a finding would not have a material adverse effect on us.

In addition, a substantial proportion of the revenues of ICTC and Dakota Community Telephone, Inc. are derived from access charges imposed on long distance carriers. Access charge rate structures and rate levels have been reduced by recent regulatory changes, and further changes are possible. If such revisions result in a reduction of revenues and gross margins of ICTC and Dakota Community Telephone, it could have a material adverse effect on us.

Several of our subsidiaries also hold state and federal certificates and FCC licenses in connection with the operation of wireless telecommunications services and paging services.

Through our subsidiaries, we engage in various direct marketing, telemarketing and fund-raising activities. Most states have laws and regulations that govern these activities. In states that regulate such activities, several types of restriction have been imposed, either singly or in combination.

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

Risk Factors

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements.

Fluctuations in the Market Price of Our Class A Common Stock May Make It More Difficult for Us to Raise Capital.

The market price of our Class A common stock is extremely volatile and has fluctuated over a wide range. These fluctuations may impair our ability to raise capital by offering equity securities. The market price may continue to fluctuate significantly in response to various factors, including:

   .  market conditions in the industry
   . announcements or actions by competitors or by other companies in the competitive local exchange sector
   . sales of large amounts of our Class A common stock in the public market or the perception that such sales could occur
   .  quarterly variations in operating results or growth rates
   .  changes in estimates by securities analysts
   .  regulatory and judicial actions
   .  general economic conditions

See "Market for Registrants' Common Equity and Related Stockholder Matters-- Price Range of Class A Common Stock."

Failure to Raise Necessary Capital Could Restrict Our Ability to Develop Our Network and Services and Engage in Strategic Acquisitions.

We need significant capital to continue to expand our operations, facilities, network and services. There can be no assurance that our capital resources will permit us to fund our planned network deployment and operations or achieve operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some of our expansion plans or expenditures, which could harm our business and competitive position.

As of December 31, 2000, based on our business plan, capital requirements and growth projections as of that date, we estimated that we would require approximately $1.5 billion through 2002 to fund our planned capital expenditures and operating expenses. We expect to meet these funding needs through various sources, including our existing cash balances, net proceeds from the sale of our 11 3/8% senior notes issued in January 2001, our existing lines of credit, prospective sales of selected assets, exercises of outstanding options and cash flow from future operations. Our estimated aggregate capital requirements include the projected costs of:

   . expanding our fiber optic communications network, including national and intra-city fiber optic networks
   .  adding voice and data switches
   .  expanding operations in existing and new markets
   .  funding general corporate expenses
   .  integrating acquisitions
   .  constructing, acquiring, developing or improving telecommunications assets

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

We expect to evaluate potential acquisitions, joint ventures and strategic alliances on an ongoing basis. We may require additional financing if we pursue any of these opportunities.

We may meet any additional capital needs by issuing additional debt or equity securities or borrowing funds from one or more lenders. In addition, in the event vendor financing arrangements are available on terms that allow rates of return comparable to current capital projects and are otherwise favorable to us, we may use such financing to accelerate or increment the development of our national network. There can be no assurance that we will have timely access to additional financing sources on acceptable terms. If we do not, we may not be able to expand our markets, operations, facilities, network and services as we intend.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

We Expect to Incur Significant Losses Over the Next Several Years.

If we do not become profitable in the future, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. Since January 1, 1995, our net losses applicable to common stock have been as follows:

Period                     Amount
------                     ------

1995....................   $ 11.3 million
1996....................   $ 22.3 million
1997....................   $ 79.9 million
1998....................   $124.9 million
1999....................   $238.0 million
2000....................   $531.7 million

We expect to incur significant operating losses during the next several years while we develop our business and expand our fiber optic communications network.

We May Not Be Able to Successfully Integrate Acquired Companies into Our Operations, Which Could Slow Our Growth.

The integration of acquired companies into our operations involves a number of risks, including:

   .  difficulty integrating operations and personnel
   .  diversion of management attention
   .  potential disruption of ongoing business
   .  inability to retain key personnel
   . inability to successfully incorporate acquired assets and rights into our service offerings
   . inability to maintain uniform standards, controls, procedures and policies . impairment of relationships with employees, customers or vendors

Failure to overcome these risks or any other problems encountered in connection with acquisition transactions could slow our growth or lower the quality of our services, which could reduce customer demand and adversely affect our business.

Continued Rapid Growth of Our Network, Service Offerings and Customer Base Could Be Slowed if We Cannot Manage This Growth.

We have rapidly expanded and developed our network, service offerings and customer base. This has placed and will continue to place significant demands on our management, operational and financial systems and procedures and controls. We may not be able to manage our anticipated growth effectively, which would harm our business, results of operations and financial condition. Further expansion and development will depend on a number of factors, including:

   .  cooperation of existing local telephone companies
   .  regulatory, legislative and other governmental developments
   .  changes in the competitive climate in which we operate
   . development of customer billing, order processing and network management systems
   .  availability of financing
   .  technological developments
   . availability of rights-of-way, franchises, building access and antenna sites
   .  existence of strategic alliances or relationships
   .  emergence of future opportunities

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

As of December 31, 2000, we had $2.7 billion of long-term debt, including $2.1 billion of debt under our senior notes and $575 million under our senior secured credit facilities with a syndicate of lenders ("Senior Secured Credit Facilities"). We also had $1.0 billion of redeemable convertible preferred stock and $2.8 billion of stockholders' equity. In January 2001, we added $750 million of debt with the issuance of additional senior notes. As a result, we expect our fixed charges to exceed our earnings for the foreseeable future.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Covenants in Debt Instruments Restrict Our Capacity to Borrow and Invest, Which Could Impair Our Ability to Expand or Finance Our Operations.

The indentures governing the terms of our long-term debt and the agreements governing our Senior Secured Credit Facilities impose operating and financial restrictions. In addition, under the terms of our Senior Secured Credit Facilities, we have granted a security interest in substantially all of our and our subsidiaries' assets. These restrictions and encumbrances limit our discretion in some business matters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit or prohibit our ability to:

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   Our Ability to Pay Cash Dividends Is Restricted.

   We have never paid any cash dividends on shares of our Class A common stock. We do not anticipate paying any cash dividends on shares of our Class A common stock for the foreseeable future. The indentures governing our debt and our Senior Secured Credit Facilities restrict our ability to pay such cash dividends. Investors should therefore not expect that cash dividends will be paid on shares of our Class A common stock. In addition, you should be aware that shares of our Series A preferred stock and Series B preferred stock carry rights to receive a cumulative dividend before any cash dividend may be paid on shares of our Class A common stock. See "Market for Registrant's Common Equity and Related Shareholder Matters--Dividend Policy."

   Our Dependence on the MegaBells to Provide Most of Our Communications Services Could Make It Harder for Us to Offer Our Services at a Profit.

   The original seven regional Bell operating companies that resulted from the divestiture by AT&T in 1984 of its local telephone systems are now concentrated into four large incumbent "MegaBells." We depend on these MegaBells to provide most of our core local and some long distance services. Today, without using the communications facilities of these companies, we could not provide bundled local and long distance services to most of our customers. Because of this dependence, our communications services are highly susceptible to changes in the conditions for access to these facilities and to inadequate service quality provided by the MegaBells. Therefore, we may have difficulty offering our services on a profitable and competitive basis.

   Qwest Communications International Inc. (successor to U S WEST Communications, Inc.) and SBC Communications Inc. (including its wholly-owned subsidiary Ameritech Corporation) are our primary suppliers of local lines to our customers and communications services that allow us to transfer and connect calls. The communications facilities of our suppliers allow us to provide local service, long distance service and private lines dedicated to our customers' use. If these MegaBells or other companies deny or limit our access to their communications network elements or wholesale services, we may not be able to offer our communications services at profitable rates.

   Our plan to provide local service using our own communications network equipment also depends on the MegaBells. In order to interconnect our network equipment and other communications facilities to network elements controlled by the MegaBells, we must first negotiate and enter into interconnection agreements with them. Interconnection obligations imposed on the MegaBells by the Telecommunications Act of 1996 have been and continue to be subject to a variety of legal proceedings, the outcome of which could affect our ability to obtain interconnection agreements on acceptable terms. There can be no assurance that we will succeed in obtaining interconnection agreements on terms that would permit us to offer local services using our own communications network facilities at profitable and competitive rates.

   Actions by the MegaBells May Make it More Difficult for Us to Offer Our Communications Services.

   The MegaBells have pursued several measures that may make it more difficult for us to offer our communications services. For example, in 1998 and 1999, SBC/Ameritech assessed special construction charges to install service for customers when we leased a line from them. SBC/Ameritech did not assess comparable charges to retail customers that ordered service directly from SBC/Ameritech, which put us at a disadvantage.

   In addition, during 2000 Qwest filed proposals with the Iowa Utilities Board to reduce the retail prices charged by Qwest for various business services without a corresponding wholesale price reduction. If the Qwest proposals are approved, it could cause us to reduce prices and have the effect of reducing our margins on competitive local business services in Iowa.

   We have challenged or are challenging these actions before the FCC or applicable state public utility commissions. We cannot assure you we will succeed in our challenges to these or other actions by the MegaBells that would prevent or deter us from using their service or communications network elements. If the MegaBells successfully withdraw, limit our access to services or successfully charge us extraordinary costs in any location, we may not be able to offer communications services in those locations, which would harm our business.

   We anticipate that the MegaBells will continue to pursue legislation in states within our target market area to reduce state regulatory oversight over their rates and operations. If adopted, these initiatives could make it more difficult for us to challenge MegaBell actions in the future which could harm our business.

   The MegaBells are also pursuing federal legislative and regulatory initiatives to undermine the Telecom Act of 1996 requirement to open local networks. If successful, these initiatives could make it more difficult to offer services on a profitable and competitive basis.

   Competition in the Communications Services Industry Could Cause Us to Lose Customers and Revenue and Make It More Difficult for Us to Enter New Markets.

   We face intense competition in all of our markets. This competition could result in loss of customers and lower revenue for us. It could also make it more difficult for us to enter new markets. Entrenched, traditional local telephone companies, including Qwest, SBC, BellSouth and Verizon, currently dominate their local communications markets. Three major competitors, AT&T, WorldCom and Sprint, dominate the long distance market. Hundreds of other companies also compete in the long distance marketplace. Many other companies, including AT&T, WorldCom and Sprint, also compete in the local and long distance marketplace.

   Other competitors may include cable television providers, providers of communications network facilities dedicated to particular customers, microwave and satellite carriers, wireless telecommunications providers, private networks owned by large end-users, municipalities, electrical utilities and telecommunications management companies.

   These and other firms may enter the markets where we focus our sales efforts, which may create downward pressure on the prices for our services and negatively affect our returns. Many of our existing and potential competitors have financial and other resources far greater than ours. In addition, the trend toward mergers and strategic alliances in the communications industry may strengthen some of our competitors and could put us at a significant competitive disadvantage.

   For additional information, see "--Competition."

   If the MegaBells Are Allowed to Offer Bundled Local and Long Distance Services in Our Markets, It Could Cause Us to Lose Customers and Revenue and Could Make It More Difficult for Us to Enter New Markets.

   Presently the MegaBells are prohibited from offering interLATA long distance services to customers in their regions until they have shown compliance with the Telecommunications Act of 1996. The MegaBells are attempting to show compliance and are seeking authority to offer in-region interLATA long distance service. SBC has obtained such authority in Texas,

   Oklahoma and Kansas and has requests pending at the FCC for Missouri and Arkansas. Qwest has indicated its intention to seek authority in all 14 states where it provides local service.

   The MegaBells are also seeking policy changes to reduce or eliminate the requirement that they open their local networks prior to offering interLATA services.

   If the MegaBells, which have resources far greater than ours, are authorized to bundle interLATA long distance service and local service in our markets before the MegaBell local markets are effectively open to competition, such an offering by the MegaBells could cause us to lose customers and revenues and make it more difficult for us to compete in those markets.

   We May Not Develop or Make a Profit from Wireless Services.

   Developing wireless services involves a high degree of risk and would impose significant demands on our management and financial resources. It could require us to, among other things, spend substantial time and money to acquire, build and test a wireless infrastructure and enter into roaming arrangements with wireless operators in other markets or enter into other sophisticated long-term agreements. Our business plan does not currently include funds for the development of wireless services. To offer wireless services on a widespread basis, we would need to obtain additional funding by issuing additional debt or equity securities or by borrowing funds from one or more lenders. Our PCS licenses are subject to revocation if we fail to provide substantial service with them by April 2002. We may decide not to include wireless services in our package of integrated communications services. We may decide to sell some or all of our remaining wireless licenses. Even if we do offer wireless services, we may not develop wireless services ourselves. Even if we spend substantial amounts to develop wireless services, we may not make a profit from wireless operations.

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

   See "--Wireless Licenses."

   Developments in the Wireless Telecommunications Industry Could Make It More Difficult for Us to Compete.

   The wireless telecommunications industry is experiencing increasing competition and significant technological change. These developments will make it more difficult for us to gain a share of the wireless communications market and are facilitating the migration of wireline minutes to wireless carriers. We could face additional competition from users of other wireless technologies including, but not limited to, unlicensed spectrum, satellites and lasers.

   Many of the wireless carriers have financial and other resources far greater than ours and have more experience testing new or improved products and services. In addition, several wireless competitors operate or plan to operate wireless telecommunications systems that encompass most of the United States, which could give them a significant competitive advantage.

   See "-- Competition--Wireless Competition."

   The Success of Our Communications Services Will Depend on Our Ability to Keep Pace with Rapid Technological Changes in Our Industry.

   Communications technology is changing rapidly. These changes influence the demand for our services. We need to be able to anticipate these changes and to develop and bring to market new and enhanced products and services quickly enough for the changing market. This will determine whether we can continue to increase our revenue and number of subscribers and remain competitive.

   The Loss of Key Personnel Could Weaken Our Technical and Operational Expertise, Delay Our Introduction of New Services or Entry into New Markets and Lower the Quality of Our Service.

   We may not be able to attract, develop, motivate and retain experienced and innovative personnel. There is intense competition for qualified personnel in our lines of business. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could cause us to make less successful strategic decisions, which could hinder the introduction of new services or the entry into new markets. We could also be less prepared for technological or marketing problems, which could reduce our ability to serve our customers and lower the quality of our services. As a result, our financial condition could be adversely affected.

   Our future success depends on the continued employment of our senior management team, particularly Clark E. McLeod, our Chairman and Co-Chief Executive Officer, and Stephen C. Gray, our President and Co-Chief Executive Officer.

   Failure to Obtain and Maintain Necessary Permits and Rights-of-Way Could Delay Installation of Our Networks and Interfere with Our Operations.

   To obtain access to rights-of-way needed to install our fiber optic cable, we must reach agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties. The failure to obtain or maintain any rights-of-way could delay our planned network expansion, interfere with our operations and harm our business. For example, if we lose access to a right-of-way, we may need to spend significant sums to remove and relocate our facilities. See "--Regulation--Local Government Authorizations."

   Government Regulation May Increase Our Cost of Providing Services, Slow Our Expansion into New Markets and Subject Our Services to Additional Competitive Pressures.

   Our facilities and services are subject to federal, state and local regulations. The time and expense of complying with these regulations could slow down our expansion into new markets, increase our costs of providing services and subject us to additional competitive pressures. One of the primary purposes of the Telecommunications Act of 1996 was to open the local telephone services market to competition. While this has presented us with opportunities to enter local telephone markets, it also provides important benefits to the existing local telephone companies, such as the ability, under specified conditions, to provide out-of-region long distance service to customers in their respective regions. In addition, we need to obtain and maintain licenses, permits and other regulatory approvals in connection with some of our services. Any of the following could harm our business:


       .  failure to comply with federal and state tariff requirements
       . failure to maintain proper federal, state and municipal certifications or authorizations
       .  failure to comply with federal, state or local laws and regulations
       .  failure to obtain and maintain required licenses and permits
       . burdensome license or permit requirements to operate in public rights-of-way
       .  burdensome or adverse regulatory requirements
       .  delays in obtaining or maintaining required authorizations

   For additional information, see "--Regulation."

   Our Management and Principal Stockholders Have Significant Ownership and May Have Interests Different Than Those of Other Security Holders.

   As of December 31, 2000, Alliant Energy Corporation, M/C Investors L.L.C., Media/Communications Partners III Limited Partnership, Richard Lumpkin and various trusts for the benefit of his family, Clark and Mary McLeod, and the directors and executive officers of McLeodUSA beneficially owned approximately 25% of our outstanding Class A common stock. These stockholders may have substantial influence over management policy and many corporate actions requiring a stockholder vote, including election of the board of directors. Conflicts of interest may arise between the interests of these stockholders and our other security holders. For example, the fact that these stockholders hold so much McLeodUSA Class A common stock could make it more difficult for a third party to acquire McLeodUSA. You should expect these stockholders may resolve any conflicts in their favor.

   Preferred Stockholders May Have Interests Which Compete with the Interests of Other Security Holders.

   Holders of our preferred stock have the ability to convert their shares into approximately 112 million shares of our Class A common stock. Potential conflicts of interest may arise among holders of our Class A common stock, holders of our preferred stock and the holders of our Senior Notes with respect to, among other things, the payment of dividends, conversion rights, asset dispositions or liquidation matters, and operation and financial decisions of our board of directors. In addition, the holders of our preferred stock have class voting rights on specified actions requiring stockholder approval.

   Holders of Series B preferred stock are entitled to receive, if declared by our board of directors, cumulative dividends at an annual rate of $127.273 per share. Furthermore, during the 180-day period commencing on September 15, 2009, the holders of our Series B preferred stock and Series C preferred stock have the right to cause us to redeem, in whole or in part, the outstanding shares of Series B preferred stock and Series C preferred stock. In addition, an agreement relating to these securities imposes certain conditions on the incurrence of indebtedness by us and our subsidiaries. Based on these rights, these preferred stockholders may have interests which compete with the interests of other security holders.

   Secondary Sales of our Class A Common Stock in the Public Market Could Adversely Affect our Stock Price.

   The market price of our Class A common stock may fluctuate or decline significantly in the future as a consequence of sales by either existing holders of our Class A common stock or existing holders of our preferred stock who convert their shares into shares of Class A common stock.

   As of December 31, 2000, there were outstanding:

       .  606,596,945 shares of our Class A common stock
       . 1,149,400 shares of our Series A preferred stock convertible into 29.6 million shares of our Class A common stock
       . 400,000 shares of our Series B and Series C preferred stock convertible into 82.2 million shares of our Class A common stock, all of which are held by three partnerships affiliated with Forstmann Little & Co.
       .  options to purchase 128,810,103 shares of our Class A common stock
       . 144,012,216 million shares of our Class A common stock owned by Alliant Energy, M/C Investors, Media/Communications Partners III, Richard Lumpkin and various trusts for the benefit of his family, Clark and Mary McLeod, and the directors and executive officers of McLeodUSA, all of which are eligible for sale in the public market either in accordance with Rule 144 under the Securities Act of 1933 or otherwise
       . options held by Alliant Energy to purchase 4,687,500 shares of our Class B common stock convertible into 4,687,500 shares of our Class A common stock

   Employees

   As of December 31, 2000, we had more than 10,700 employees. Approximately 450 employees at our ICTC subsidiary are covered by a collective bargaining agreement which expires November 15, 2002. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

   Executive Officers

   The following is a list of our executive officers as of March 16, 2001, together with biographical summaries of their experience. The ages of the persons set forth below are as of December 31, 2000.

   Name                                      Age            Position(s) with Company
   ----                                      ---            ------------------------
   Clark E. McLeod                            54       Chairman, Co-Chief Executive Officer and Director
   Stephen C. Gray                            42       President and Co-Chief Executive Officer; Director
   Richard A. Lumpkin                         65       Vice Chairman and Director
   Roy A. Wilkens                             57       President and Chief Executive Officer--Network
     Services; Director
   J. Lyle Patrick                            48       Group Vice President - Finance & Accounting;
     Chief Financial & Accounting Officer
   Arthur L. Christoffersen                   54       Group Vice President - Publishing Services
   Randall Rings                              38       Group Vice President, Chief Legal Officer and
                                                       Secretary

   Clark E. McLeod. Mr. McLeod serves as Chairman and Co-Chief Executive Officer. He founded McLeodUSA and has served as Chairman, Chief Executive Officer and a director since its inception in June 1991. His previous business venture, Teleconnect, an Iowa-based long distance telecommunications company, was founded in January 1980. Mr. McLeod served as

   Chairman and Chief Executive Officer of Teleconnect from January 1980 to December 1988, and from December 1988 to August 1990, he served as President of Telecom*USA, the successor to Teleconnect following its merger with SouthernNet, Inc. in December 1988. By 1990, Telecom*USA had become America's fourth largest long distance telecommunications company with nearly 6,000 employees. MCI purchased Telecom*USA in August 1990 for $1.25 billion. Mr. McLeod services on the board of directors of APAC Customer Services, Inc., a provider of customer relationship management services, and Terabeam Corporation, a Seattle-based provider of proprietary fiber-less optic services.

   Stephen C. Gray. Mr. Gray serves as President and Co-Chief Executive Officer. He has been a director since April 1993. Prior to joining McLeodUSA in 1992, Mr. Gray served from August 1990 to September 1992 as Vice President of Business Services at MCI, where he was responsible for MCI's local access strategy and for marketing and sales support of the Business Markets division. From February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for Telecom*USA, where his responsibilities included sales, marketing, key contract negotiations and strategic acquisitions and combinations. Before joining Telecom*USA, Mr. Gray held a variety of management positions with Williams Telecommunications Company, a long distance telephone company.

   Richard A. Lumpkin. Mr. Lumpkin has served as Vice Chairman and a director since September 1997. Mr. Lumpkin was elected as an officer and a director pursuant to the requirements of the CCI Merger Agreement. Mr. Lumpkin served as Chairman and Chief Executive Officer of Consolidated Communications Inc. from 1990 to September 24, 1997, the date CCI was acquired by McLeodUSA. He continues to serve as Chairman, Chief Executive Officer and President of Illinois Consolidated Telephone Company ("ICTC"), a wholly-owned subsidiary. From its formation in 1984 to 1990, Mr. Lumpkin served as President of CCI. From 1968 to 1990, Mr. Lumpkin held various executive positions at ICTC, including Vice President of Operations and Treasurer. He is a director of Ameren Corporation, an electric utility holding company, First Mid-Illinois Bancshares, Inc., a bank holding company, and its wholly-owned subsidiary First Mid-Illinois Bank & Trust, a bank. Mr. Lumpkin is Chairman of the Board of Illuminet Holdings, Inc., formerly USTN Holdings, Inc., a telecommunications company. He is also a former director and past president of the Illinois Telephone Association and the United States Telephone Association.

   Roy A. Wilkens. Mr. Wilkens serves as President and Chief Executive Officer- -Network Services, having joined the Company in January 2000. Mr. Wilkens has served as a director of McLeodUSA since June 1999. Mr. Wilkens was President of the Williams Pipeline Company when he founded WilTel Network
   Services as an operating unit of the Williams Companies, Inc., in 1985.   He
   was Chief Executive Officer of WilTel Network Services from 1985 to 1997. In 1995, WilTel Network Services was acquired by LDDS Communications, which now operates under the name WorldCom. Mr. Wilkens served as Vice Chairman of WorldCom until his retirement in 1997. In 1992, Mr. Wilkens was appointed by President George Bush to the National Security Telecommunications Advisory Council. He also has served as chairman of both the Competitive Telecommunications Association (CompTel) and the National Telecommunications Network. Mr. Wilkens was a director of Splitrock Services, Inc. before its acquisition by McLeodUSA. He was also a director of Williams Communication Group, Inc., a provider of services and products to communications companies, before he resigned his position in December 2000. Mr. Wilkens is a director of The Management Network Group, Inc. (TMNG), a provider of consulting services to the telecommunications industry.

   J. Lyle Patrick. Mr. Patrick was named Group Vice President and Chief Financial Officer in September 1998. Mr. Patrick served as Executive Vice President of Public Policy and Accounting from September 1997 to September 1998 with responsibility for financial, billing and other administrative functions of McLeodUSA, as well as directing regulatory and legislative efforts with various state and national agencies. From 1988 until September 1997, Mr. Patrick was Vice President and Chief Financial Officer of Consolidated Communications Inc. Mr. Patrick is a Certified Public Accountant and was a partner with Arthur Andersen LLP for the 4 years prior to his tenure with CCI. Mr. Patrick is a past Chairman of the CompTel Board of Directors, the national competitive telecommunications association. He is a past Chairman of the Illinois Telecommunications Association Board of Directors, and has served on various committees as well as the Board of Directors of the United States Telephone Association.

   Arthur L. Christoffersen. Mr. Christoffersen has served McLeodUSA as Group Vice President, Publishing Services since September 1997. He joined the Company as Executive Vice President, Publishing Services in September 1996 when McLeodUSA acquired McLeodUSA Publishing. Mr. Christoffersen served as Chairman, President and Chief Executive Officer of McLeodUSA Publishing from November 1990, the date Mr. Christoffersen and other investors acquired McLeodUSA Publishing from MCI, and has continued to serve in that capacity following the acquisition of McLeodUSA Publishing by McLeodUSA. From December 1987 to August 1990, Mr. Christoffersen served as Executive Vice President and Chief Financial Officer of Teleconnect and its successor, Telecom*USA. From 1975 to 1987, Mr. Christoffersen held a variety of management positions, including Executive Vice President of Life Investors, Inc., a diversified financial services company.

   Randall Rings. Mr. Rings was named Group Vice President, Chief Legal Officer and Secretary in June 2000. He served as Vice President, Secretary and General Counsel from March 1998 to June 2000. From May 1996 to March 1998, he served as General Counsel of McLeodUSA Publishing, where he was responsible for its legal, legislative and regulatory affairs. Prior to 1996, Mr. Rings served as an Associate Attorney at March & McMillan, P.C., with a diverse legal practice which included business planning, commercial litigation, employment and environmental law, and representation of electric and telephone cooperatives. From November 1988 to June 1992, he served as Corporate Counsel to the Association of Illinois Electric Cooperatives, where he acted as its chief legal officer and advised electric and telephone cooperatives throughout Illinois on corporate, tax, employment and other legal matters.

   Item 2.  Properties

   Our headquarters are located in Cedar Rapids, Iowa on 314 acres we own and on which we have developed an office complex known as McLeodUSA Technology Park. Our headquarters buildings consist of a one-story, 160,000 square foot office building; a two-story, 320,000 square foot office building which also houses some of our telephone switching and computer equipment; and a 36,000 square foot maintenance building and warehouse. The total cost of the construction of our headquarters buildings was approximately $35.6 million. We also own a 60,000 square foot office building in Mattoon, Illinois and a 55,000 square foot office building in Sioux Falls, South Dakota.

   We also conduct business activities at many other locations, either leased or purchased. These include facilities throughout the country used in connection with the construction and operation of our network, including over 400 POP sites as of December 31, 2000. Our locations also include 130 sales offices in our 25 state target market as of December 31, 2000.

   The following are some of the principal facilities at which we have business operations: 115,000 square feet of office space at our former headquarters in downtown Cedar Rapids, Iowa, under leases expiring in 2005, and 33,000 square feet of other office space in downtown Cedar Rapids under a lease expiring in 2010; 80,000 square feet of office space in St. Louis, Missouri under a lease expiring in 2009; 100,000 square feet of office and warehouse space in

   Des Moines, Iowa under a lease expiring in 2015; 56,000 square feet of office space in Salt Lake City, Utah under a lease expiring in 2010; 95,000 square feet of office space in Houston, Texas under a lease expiring in 2009; 86,000 square feet of office space in Dallas, Texas under a lease expiring in 2007; and 80,000 square feet of office space in Tulsa, Oklahoma, which serves as the headquarters for our network operations, under a lease expiring in 2004.

   Item 3.  Legal Proceedings

   Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000. The lawsuits principally allege that prior to its merger with McLeodUSA CapRock made material misstatements or omissions of fact in violation of
   Section 10(b) of the Securities Exchange Act. Consolidated with these claims are allegations that CapRock's June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of
   Section 11 of the Securities Act. The named defendants in these lawsuits include CapRock and certain of its officers and directors. The plaintiffs in the lawsuits seek monetary damages and other relief. The defendants intend to file a motion to dismiss at the appropriate time. We believe that these lawsuits are without merit and intend to vigorously defend them.

   On October 6, 2000, a class action complaint was filed in the County Court at Law of Dallas County, Texas on behalf of CapRock stockholders. This complaint names as defendants CapRock and each member of its board of directors prior to the merger of CapRock and McLeodUSA and principally alleges that the directors violated fiduciary duties owed to CapRock stockholders in connection with entering into the merger agreement. The plaintiffs in the lawsuit seek unspecified monetary damages. While plaintiffs also sought an injunction in their pleadings, no application for such an injunction was brought to the court. We believe that the lawsuit is without merit and intend to vigorously defend the lawsuit.

   We are not aware of any other material litigation against us. We do, however, have various legal proceedings pending against us or on our behalf.

   We are involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the MegaBells. For example, we have filed complaints in both Colorado and Iowa challenging the apparent practice by U S West (now Qwest) of installing service for its own retail customers quicker than it installs service for our customers when new facilities are required. The Iowa regulatory agency determined that Qwest was discriminating unfairly against us. We have also complained to three state commissions that the practice of SBC (through its subsidiary Ameritech) of charging us extra fees to install service for our customers when we lease a line was unfair because Ameritech did not attempt to assess the same extra charges to its retail customers. Two state agencies have ruled that Ameritech's charges were not proper. The third complaint is pending.

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

   Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
   Matters.

   Price Range of Class A Common Stock

   Our Class A common stock is quoted on The Nasdaq Stock Market's National Market System under the symbol "MCLD". The following table sets forth for the periods indicated the high and low sales price per share of our Class A common stock as reported by The Nasdaq Stock Market. Prices per share of McLeodUSA Class A common stock take into account the two-for-one stock split in the form of a stock dividend effective July 26, 1999 and the three-for-one stock split in the form of a stock dividend effective April 24, 2000.

          1998                                                                     High          Low
          ----                                                                     ----          ---
       First Quarter...........................................................  $ 7.729       $ 5.083
       Second Quarter..........................................................  $ 8.052       $ 6.333
       Third Quarter...........................................................  $ 6.688       $ 3.563
       Fourth Quarter..........................................................  $ 6.417       $ 2.542

         1999
         ----
       First Quarter...........................................................  $ 7.375       $ 5.063
       Second Quarter..........................................................  $10.319       $ 7.281
       Third Quarter...........................................................  $14.250       $ 7.542
       Fourth Quarter..........................................................  $21.125       $12.208

         2000
         ----
       First Quarter...........................................................  $35.938       $16.500
       Second Quarter..........................................................  $29.500       $13.688
       Third Quarter...........................................................  $25.125       $10.500
       Fourth Quarter..........................................................  $19.500       $11.500

   On March 22, 2001, the last reported sale price of our Class A common stock on The Nasdaq Stock Market was $8.75 per share. On March 22, 2001, there were 5,138 holders of record of our Class A common stock and no holders of record of our Class B common stock, $.01 par value per share.

   Dividend Policy

   We have never declared or paid any cash dividends on our Class A common stock and do not anticipate paying these dividends in the foreseeable future. The indentures that govern the terms of our Senior Notes and the Senior Secured Credit Facilities restrict our ability to pay cash dividends on our common stock. Future dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions in financing agreements and such other factors as our board of directors may deem relevant. In addition, shares of our Series A preferred stock and Series B preferred stock carry rights to receive a cumulative dividend before any cash dividend may be paid on shares of our Class A common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   Recent Sales of Unregistered Securities

   During the fourth quarter of 2000, we did not offer or sell equity securities that were not registered under the Securities Act of 1933, as amended.

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

   The information in the following table reflects financial information for the following companies we have acquired:

                 Acquired Company                        Date Acquired
                 ----------------                        -------------

       MWR Telecom, Inc.                                April 28, 1995
       Ruffalo, Cody & Associates, Inc.                 July 15, 1996
       Telecom*USA Publishing Group, Inc.             September 20, 1996
       Consolidated Communications Inc.               September 24, 1997
       Ovation Communications, Inc.                     March 31, 1999
       Splitrock Services, Inc.                         March 30, 2000
       CapRock Communications Corp.                    December 7, 2000


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

   The information in the table also reflects the following debt and equity securities that we have issued:


                       Description of Securities                       Principal Amount                Date Issued
                       -------------------------                       ----------------                -----------
         10 1/2% senior discount notes due March 1, 2007                 $500 million                 March 4, 1997
         9 1/4% senior notes due July 15, 2007                           $225 million                 July 21, 1997
         8 3/8% senior notes due March 15, 2008                          $300 million                March 10, 1998
         9 1/2% senior notes due November 1, 2008                        $300 million               October 30, 1998
         8 1/8% senior notes due February 15, 2009                       $500 million               February 22, 1999
         Series A preferred stock                                        $287 million                August 23, 1999
         Series B preferred stock                                        $687 million              September 15, 1999
         Series C preferred stock                                        $313 million              September 15, 1999
         Senior Secured Credit Facilities                                $575 million                 May 31, 2000

   The following debt securities were issued in connection with our acquisition of CapRock in exchange for the cancellation of outstanding CapRock senior notes having the same principal amount and interest rate:

               Description of Securities                             Principal Amount                  Date Issued
               -------------------------                             ----------------                  -----------
       12% senior notes due July 15, 2008                                $150 million               December 14, 2000
       11 1/2% senior notes due May 1, 2009                              $210 million               December 14, 2000

   The operations statement data and other financial data in the table include the effects of the issuances beginning on the dates the securities were issued. The balance sheet data in the table include the effects of these issuances at the end of the periods presented, beginning with the period in which they occurred.

   See "Note 16:  Subsequent Events" to Notes to Consolidated Financial
   Statements.

                                                 (table begins on the next page)

               Selected Consolidated Financial Data of McLeodUSA

                      (In thousands except per share data)

                                                                        Year Ended December 31,
                                                     ------------------------------------------------------------
                                                       1996        1997         1998        1999          2000
                                                     --------    --------    ---------   ----------    ----------
Operations Statement Data:
Revenue.........................................     $ 81,323    $267,886    $ 604,146   $  908,792    $1,396,704
                                                     --------    --------    ---------   ----------    ----------
Operating expenses:
 Cost of service................................       52,624     151,190      323,208      457,085       772,751
 Selling, general and
  administrative................................       46,044     148,158      260,931      392,687       563,189
 Depreciation and
  amortization..................................        8,485      33,275       89,107      190,695       409,623
 Other..........................................        2,380       4,632        5,575           --            --
                                                     --------    --------    ---------   ----------    ----------
 Total operating
  expenses......................................      109,533     337,255      678,821    1,040,467     1,745,563
                                                     --------    --------    ---------   ----------    ----------
Operating loss..................................      (28,210)    (69,369)     (74,675)    (131,675)     (348,859)
 Interest income (expense), Net.................        5,369     (11,967)     (52,234)     (94,244)     (103,580)
 Other income...................................          495       1,426        1,997        5,637          (425)
Income taxes....................................           --          --           --           --            --
                                                     --------    --------    ---------   ----------    ----------
Net loss before extraordinary charge............      (22,346)    (79,910)    (124,912)    (220,282)     (452,864)
Extraordinary charge for early
 extinguishment of debt.........................           --          --           --           --       (24,446)
                                                     --------    --------    ---------   ----------    ----------
Net loss........................................      (22,346)    (79,910)    (124,912)    (220,282)     (477,310)
Preferred stock dividends.......................           --          --           --      (17,727)      (54,406)
                                                     --------    --------    ---------   ----------    ----------
Loss applicable to common stock.................     $(22,346)   $(79,910)   $(124,912)  $ (238,009)   $ (531,716)
                                                     ========    ========    =========   ==========    ==========
Net loss per common share:
   Loss before extraordinary charge.............     $  (0.09)   $  (0.24)   $   (0.33)  $    (0.54)   $    (0.91)
   Extraordinary charge.........................           --          --           --           --         (0.04)
                                                     --------    --------    ---------   ----------    ----------
Loss per common share...........................     $  (0.09)   $  (0.24)   $   (0.33)  $    (0.54)   $    (0.95)
                                                     ========    ========    =========   ==========    ==========
Weighted average common
 Shares outstanding.............................      243,036     329,844      376,842      443,130       558,440
                                                     ========    ========    =========   ==========    ==========

                                                                          December 31,
                                                   ---------------------------------------------------------
                                                     1996        1997        1998        1999        2000
                                                   --------   ----------  ----------  ----------  ----------
Balance Sheet Data:
 Current assets................................    $224,401   $  517,869  $  793,192  $1,569,473  $  562,820
 Working capital (deficit).....................    $185,968   $  378,617  $  613,236  $1,272,794  $ (283,609)
 Property and equipment, net...................    $ 92,123   $  373,804  $  629,746  $1,270,032  $3,019,091
 Total assets..................................    $452,994   $1,345,652  $1,925,197  $4,203,147  $7,365,626
 Long-term debt................................    $  2,573   $  613,384  $1,245,170  $1,763,775  $2,732,190
 Redeemable convertible preferred
    stock......................................   $      --   $       --  $       --  $1,000,000  $1,000,000
 Stockholders' equity..........................    $403,429   $  559,379  $  462,806  $1,108,542  $2,756,144

                                                                         Year Ended December 31,
                                                   -------------------------------------------------------------
                                                     1996         1997         1998         1999         2000
                                                   --------     --------     --------     --------    ----------
                                                  (unaudited)  (unaudited)  (unaudited)  (unaudited)  (unaudited)
Other Financial Data:
Capital expenditures
Property, plant and equipment                      $ 79,845     $179,255     $289,923     $580,003    $1,239,350
Business acquisitions                              $ 93,937     $421,882     $ 49,737     $736,626    $2,350,004
EBITDA(1)                                          $(17,345)    $(31,462)    $ 20,007     $ 59,020    $   60,764

------------------
(1) EBITDA consists of operating loss before depreciation, amortization and other nonrecurring operating expenses. We have included EBITDA data because it is a measure commonly used in the industry. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in together with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

     Overview

     We derive most of our revenue from our core business of providing communications services, including:

          .    local and long distance services
          .    dial and dedicated Internet access
          .    higher bandwidth Internet access services, such as digital subscriber line (DSL) and cable modem
          .    value-added services such as virtual private networks and web hosting
          .    bandwidth leasing and colocation services
          .    facilities and services dedicated for a particular customer's use
          .    telephone and computer sales, leasing, networking, service and installation
          .    other communications services, including video, cellular,
               operator, payphone, mobile radio and paging services

     We also derive revenue from the following services related to our core business:

          .    sale of advertising in print and electronic telephone directories
          .    traditional local telephone company services in east central
               Illinois and southeast South Dakota
          .    telemarketing services

     The table set forth below summarizes our percentage of revenues from these sources:

                                                                                 Year Ended December 31,
                                                                     --------------------------------------------------
                                                                         2000               1999               1998
                                                                     -----------         ----------         -----------
     Communications services....................................           74%                66%                   62%
     Telephone directory services...............................           18                 23                    24
     Local exchange services....................................            6                  9                    11
     Telemarketing services.....................................            2                  2                     3
                                                                         ----               ----                  ----
                                                                          100%               100%                  100%
                                                                         ====               ====                  ====

     We provide integrated communications services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We also provide long distance and advanced data services in all 50 states. We are a facilities-based telecommunications provider with, as of December 31, 2000, 396 ATM switches, 50 voice switches, approximately 1.1 million local lines and more than 10,700 employees. Our network is capable of transmitting integrated next-generation data, Internet, video and voice services, reaching 800 cities and approximately 90% of the U.S. population. In the next 12 months, we plan to distribute 33 million telephone directories in 26 states, serving a population of 56 million. McLeodUSA is a Nasdaq-100 company traded under the symbol "MCLD".

     Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local services purchased from the MegaBells, costs to terminate the long distance calls of our customers through long distance carriers, and costs of printing and distributing telephone directories. SG&A consists of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization include depreciation of our telecommunications network and equipment; amortization of goodwill and other intangibles related to our acquisitions; amortization expense related to the excess of estimated fair market value in aggregate of options over the aggregate exercise price of such options granted to some of our officers, other employees and directors; and amortization of one-time direct installation costs associated with transferring customers' local line service from the MegaBells to our local telecommunications service over the life of the customer contract.

     As we expand into new markets, both cost of service and SG&A will increase. We expect to incur cost of service and SG&A expenses before achieving significant revenues in new markets. Fixed costs related to leasing of central office facilities needed to provide telephone services must be incurred in most markets prior to generating revenue in new markets, while significant levels of marketing activity may be necessary in the new markets in order for us to build a customer base large enough to generate sufficient revenue to offset such fixed costs and marketing expenses.

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

     In addition, our projected increases in capital expenditures will continue to generate negative cash flows from construction activities during the next several years while we install and expand our fiber optic communications network. We may also be forced to change our pricing policies to respond to a changing competitive environment, and we cannot assure you that we will be able to maintain our operating margin. We cannot assure you that growth in our revenue or customer base will continue or that we will be able to achieve or sustain profitability or positive cash flows.

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

     Year Ended 2000 Compared with Year Ended 1999

     Total revenue increased from $908.8 million for the year ended December 31, 1999 to $1,396.7 million for the year ended December 31, 2000, representing an increase of $487.9 million or 54%. Revenue from the sale of communication services accounted for $433.2 million of this increase, including $102.3 million contributed by Splitrock, acquired on

     March 30, 2000, $8.2 million from the acquisition of CapRock on December 7, 2000 and $88.0 million contributed by the inclusion of Dakota Telecommunications Group, Inc. ("DTG"), Ovation Communications, Inc., and Access Communications Holdings, Inc. for an entire year in 2000. The remaining increase of $234.7 million is attributed to the internal growth of competitive lines in service and customer base, which increased by approximately 314,000 lines or 54% and 86,700 customers or 43%, respectively. Local exchange services increased by $10.5 million over 1999, including $1.5 million contributed by DTG. Directory revenues increased $40.7 million from 1999 to 2000 due mainly to revenues from several individually insignificant directories acquired in 2000. Telemarketing revenues in 2000 increased $3.5 million when compared to 1999.

     Cost of service increased from $457.1 million for 1999 to $772.8 million for 2000, representing an increase of $315.7 million or 69%. The increase in the cost of service was due primarily to the growth in our communication services attributed to the increase in customers and lines in service.
     Cost of service includes local and long-distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services to customers in ICTC's service area and the cost of operating our fiber optic communications networks. The remaining increase is due to the acquisitions of Splitrock and CapRock, which contributed $103.0 million and $8.9 million, respectively, to the increase. Cost of service as a percentage of revenues increased from 50% for 1999 to 55% for 2000. This increase is the result of the cost of service for Splitrock and CapRock, as a percentage of their revenues from the date of acquisition through year end, totaling 101%. Our cost of sales after taking out Splitrock and CapRock remained fairly consistent with 1999 at 51%.

     SG&A increased from $392.7 million for the year ended December 31, 1999 to $563.2 million for the year ended December 31, 2000, an increase of $170.5 million or 43%. The acquisitions of Ovation, DTG and Access in 1999 and Splitrock and CapRock in 2000 contributed $53.4 million to the increase. Our full-time equivalent employee base increased from approximately 8,100 to 9,500 or 17% excluding Splitrock and CapRock. As a percentage of total revenues, SG&A expenses decreased from 43% in 1999 to 40% in 2000. Sales and marketing and customer support increased $85.6 million, including $4.2 million contributed by Splitrock and CapRock, due to an increase in sales volume and customer base. General and administrative expenses increased $84.9 million, including $19.3 million contributed by Splitrock and CapRock. The increase in general and administrative expenses is attributed to the additional costs to support our growth.

     Depreciation and amortization expenses increased from $190.7 million for the year ended December 31, 1999 to $409.6 million for the year ended December 31, 2000, representing an increase of $218.9 million or 115%. This increase consisted of $121.9 million related to the acquisition of Splitrock, $12.2 million related to the acquisition of Ovation, DTG and Access in 1999 and $84.8 million due primarily to the growth of our communications network.

     Interest income increased from $42.6 million for the year ended December 31, 1999, to $47.8 million in 2000. This increase resulted from a higher average investment balance during 2000.

     Gross interest incurred increased from $159.9 million for the year ended December 31, 1999 to $216.6 million in 2000. This increase was primarily a result of an increase of $34.2 million related to the senior secured credit facility, $10.7 related to the debt assumed in the acquisitions of Splitrock and CapRock, $5.9 million for the inclusion of an additional month and a half of interest related to the 8 1/8% senior notes and a $4.2 million increase in the accretion of interest on our 10 1/2% senior discount notes. Interest expense of approximately $65.2 million and $23.1 million was capitalized as part of our construction of fiber optic communications network during 2000 and 1999, respectively.

     Net loss applicable to common shares increased from $238.0 million for the year ended December 31, 1999 to $531.7 million for the year ended December 31, 2000, an increase of $293.7 million. This increase resulted primarily from the following five factors: (1) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions; (3) net interest expense on indebtedness to fund market expansion, network development and acquisitions; (4) dividends on preferred stock issued and (5) an extraordinary charge on the extinguishment of debt.

     Year Ended 1999 Compared with Year Ended 1998

     Total revenue increased from $604.1 million for the year ended December 31, 1998 to $908.8 million for the year ended December 31, 1999, representing an increase of $304.7 million or 50%. The increase was due to the acquisitions completed in 1999 and 1998 as well as the increase in local and long distance customers. Revenue from the sale of competitive telecommunications services accounted for $230.5 million of this increase, including $119.4 million contributed by Dakota Telecommunications Group, Inc., Ovation Communications, Inc., and Access Communications Holdings, Inc. which were acquired on March 5, 1999, March 31, 1999 and August 13, 1999, respectively. Local exchange services increased by $10.6 million over 1998, including $7.5 million contributed by DTG. Directory revenues increased $64.3 million from 1998 to 1999 due mainly to revenues from new directories acquired in 1999. Telemarketing revenues in 1999 decreased $0.7 million when compared to 1998.

     Cost of service increased from $323.2 million for 1998 to $457.1 million for 1999, representing an increase of $133.9 million or 41%. This increase in cost of service was due primarily to the growth in our local and long distance communications services and to the acquisitions of DTG, Ovation and Access, which contributed an aggregate of $56.4 million to the increase. Cost of service as a percentage of revenue decreased from 54% for 1998 to 50% for 1999, as a result of these acquisitions and as a result of reductions in the cost of providing local and long distance services as a percentage of local and long distance communications revenue, which decreased from 75% in 1998 to 65% in 1999. This decrease was primarily due to the realization of benefits associated with new wholesale line cost rate agreements with the MegaBells and reduced long distance costs resulting from migration of over 84% of customer long distance traffic to our fiber optic communications network.

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

     Depreciation and amortization expenses increased from $89.1 million for the year ended December 31, 1998 to $190.7 million for the year ended December 31, 1999, representing an increase of $101.6 million or 114%. This increase consisted of $55.9 million related to the acquisitions of Talking Directories, DTG, Ovation and Access; and $45.7 million due primarily to the growth of our communications network.

     Other operating expenses in 1998 represented the amortization of capitalized costs associated with Consolidated Communications Directories in progress at the time we acquired CCI in 1997. This amortization did not exist in 1999.

     Interest income increased from $26.0 million for the year ended December 31, 1998, to $42.6 million in 1999. This increase resulted from a higher average investment balance during 1999 as a result of our 8 1/8% senior notes offering in February 1999 and from our preferred stock issuances in August and September 1999.

     Gross interest incurred increased from $88.9 million for the year ended December 31, 1998 to $159.9 million in 1999. This increase was primarily a result of an increase in the accretion of interest on our 10 1/2% senior discount notes of $3.8 million and an increase of interest of $63.7 million as the result of the issuance of our 9 1/4% senior notes, 8 3/8% senior notes, 9 1/2% senior notes and 8 1/8% senior notes. Interest expense of approximately $23.1 million and $8.1 million was capitalized as part of our construction of fiber optic communications network during 1999 and 1998, respectively. In addition, interest expense of approximately $2.6 million was capitalized as part of our operating facilities building construction and our software development in 1998, with no corresponding amount in 1999.

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

     Liquidity and Capital Resources

     Our total assets increased from $4.2 billion at December 31, 1999 to $7.4 billion at December 31, 2000, primarily due to the acquisitions of Splitrock and CapRock. At December 31, 2000, our current liabilities of $846.4 million exceeded our current assets of $562.8 million, creating a working capital deficit of $283.6 million, which represents a decrease of $1,556.4 million from December 31, 1999, primarily the result of the use of the 1999 financings on the construction and expansion of our communications network. At December 31, 1999, our current assets of $1,569.5 million exceeded our current liabilities of $296.7 million, providing working capital of $1,272.8 million.

     Net cash used in operating activities totaled $174.1 million for the year ended December 31, 2000 and $42.2 million for the year ended December 31, 1999. During the year ended December 31, 2000, cash for operating activities was used primarily to fund our net loss of $477.3 million for such period. As a result of the expansion of our communications services, we also required cash to fund:

          .    growth in trade receivables of $63.4 million
          .    increases in deferred expenses of $9.1 million
          .    increase in other assets of $90.9 million
          .    decreases in accounts payable and accrued expenses of $83.0 million

     These amounts were partially offset by:

          .    decrease in inventory of $3.3 million
          .    decreases in prepaid and other expenses of $63.2 million
          .    increases in deferred revenue of $11.0 million
          .    increases in customer deposits of $19.4 million
          .    cumulative non-cash expenses of $452.7 million

     During the year ended December 31, 1999, cash for operating activities was used primarily to fund our net loss of $220.3 million for such period. We were also required in 1999 cash to fund the growth in accounts receivable, inventory, the increase in deferred expenses, and deferred line installation costs and the decrease in accounts payable and accrued expenses of $20.7 million, $12.7 million, $4.0 million, $27.2 million and $16.9 million, respectively, partially offset by a decrease in prepaid expenses and other of $10.2 million, increases in deferred revenues of $10.5 million, customer deposits of $9.3 million, and cumulative non-cash expenses of $229.6 million.

     Net cash used in investing activities totaled $394.6 million during the year ended December 31, 2000 and $1,550.9 million during the year ended December 31, 1999. The expansion of our communications services, development and construction of our fiber optic communications networks, and other capital expenditures resulted in purchases of equipment, fiber optic cable and other property and equipment totaling $1,239.3 million and $599.7 million during the years ended December 31, 2000 and 1999, respectively. We also used cash of $599.8 million to acquire available-for-sale securities during the year ended December 31, 2000, offset by proceeds from sales and maturation of available-for-sale securities of $1,469.0 million and $4.2 million dividends received from an equity investment.

     During the year ended December 31, 2000, we used an aggregate of $30.4 million cash in addition to shares of our Class A common stock to acquire:

          .    the capital stock Splitrock Services, Inc. in March 2000
          .    the capital stock of CapRock Communications Corp. in December
               2000

     During the year ended December 31, 1999, we used an aggregate of $230.8 million cash in addition to shares of our Class A common stock to acquire:

          .    the capital stock Talking Directories in February 1999
          .    the capital stock of Dakota Telecommunications Group, Inc. in
               March 1999
          .    the capital stock of Ovation Communications, Inc. in March 1999
          .    the capital stock of Access Communications in August 1999

     Net cash received from financing activities was $257.5 million during the year ended December 31, 2000. Cash was primarily obtained from our senior secured credit facility in May 2000 of $565.6 million and the issuance of common stock totaling $64.5 million. This was partially offset by our retirement of debt in July 2000 of $345.3 million and payment of preferred stock dividends of $26.3 million. Net cash received from financing activities was $1,464.9 million during the year ended December 31, 1999, primarily as a result of our offering of 8 1/8% senior notes, our offering of Series B and Series C redeemable, convertible preferred stock, and our offering of Series A preferred stock.

     Recent Developments. On January 16, 2001, we completed a public offering of $750 million aggregate principal amount of our 11 3/8% Senior Notes due January 1, 2009 (the "January 2001 Senior Notes"), yielding net proceeds of approximately $734.3 million. Interest on the January 2001 Senior Notes will be payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2001.

     2000 Financings. On May 31, 2000, we entered into $1.3 billion of Senior Secured Credit Facilities (together the "Credit Facilities") with a syndicate of financial institutions. The credit facilities consist of (1) a seven year Senior Secured Revolving Facility with an aggregate principal amount of $450 million (the "Revolving Credit Facility"), (2) a seven year Senior Secured Multi-Draw Term Loan Facility with an aggregate principal amount of $275 million ("Tranche A Term Facility"), and (3) an eight year single draw Senior Secured Term Loan with an aggregate principal amount of $575 million ("Tranche B Term Facility"). The Tranche A Term Facility provides for multiple ($50 million minimum) draws for the first 24 months of the agreement at which time any undrawn commitments expire. At December 31, 2000, the Tranche B Term Facility was drawn in full and the balance of the Tranche A Term Facility and Revolving Credit Facility remained undrawn.

     The Credit Facilities are secured by (1) a first priority pledge of all the capital stock owned by us and by each subsidiary, and (2) a perfected first priority security interest in substantially all our tangible and intangible assets and, to the extent of $100 million, by the assets of each subsidiary. In addition, telecommunications assets acquired with proceeds or refinanced from the Credit Facilities serve as collateral.

     Interest on the Credit Facilities is payable quarterly at LIBOR plus 1% to LIBOR plus 3.25% based on our debt rating. At December 31, 2000, our interest rates were LIBOR plus 2.25% on the Revolving Facility and Tranche A Term Facility, and LIBOR plus 3.0% on the Tranche B Term Facility (9.21% at December 31, 2000). A commitment fee of 0.5% to 1.0% per annum is charged on the undrawn portion of the commitment relating to the Revolving Facility and the Tranche A Term Facility.

     The Credit Facilities imposes operating and financial restrictions on us and our subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. These covenants also require the maintenance of certain financial covenants and minimum access service lines. We cannot assure you that such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our interests.

     On October 30, 2000, in conjunction with the acquisition of CapRock, we made an offer to exchange CapRock's $210 million 11 1/2% senior notes due May 1, 2009 and $150 million 12% senior notes due July 15, 2008 for our $210 million 11 1/2% senior notes due May 1, 2009 and $150 million 12% senior notes due July 15, 2008. Interest on the 12% senior notes is payable in cash semi-annually in arrears on January 15 and July 15. Interest on the 11 1/2% senior notes is payable in cash semi-annually in arrears on May 1 and November 1. The exchange offer was completed on December 14, 2000 at which time all of the CapRock senior notes were exchanged for McLeodUSA notes.

     1999 Financings. On February 22, 1999, we completed an offering of $500 million aggregate principal amount of our 8 1/8% senior notes in which we received net proceeds of approximately $485.8 million. Interest on the 8 1/8% senior notes is payable in cash semi-annually in arrears on February 15 and August 15.

     We issued one million shares of our Series A preferred stock, par value $.01 per shares ("Series A preferred stock"), on August 11, 1999 and an additional 150,000 shares on August 23, 1999. Net proceeds from the financing amounted to approximately $277.3 million. Holders of Series A preferred stock are entitled to receive cumulative dividends at an annual rate of 6.75% of the liquidation preference payable quarterly on each February 15, May 15, August 15 and November 15. The quarterly dividend is $4.21875 per share, payable at our option in cash or shares of our Class A common stock. Series A preferred stock is convertible at the option of its holder, unless previously redeemed, at any time, into shares of our Class A common stock at a conversion rate of 25.79979 shares of Class A common stock for each share of Series A preferred stock (representing a conversion price of $9.69 per share of Class A common stock), subject to adjustment in certain events. In addition, if on or after August 15, 2002, the closing price of our Class A common stock has equaled or exceeded 135% of the conversion price for at least 20 out of 30 consecutive business days, we will have the option to convert all of the Series A preferred stock into Class A common stock at the then current conversion rate. The holders of the Series A preferred stock will not be entitled to any voting rights unless payments of dividends on the Series A preferred stock are in arrears and unpaid for an aggregate of six or more quarterly dividend payments.

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

     Senior Notes. Our 12% senior notes, 11 1/2% senior notes, 11 3/8% senior notes, 10 1/2% senior discount notes, 9 1/2% senior notes, 9 1/4% senior notes, 8 3/8% senior notes, and 8 1/8% senior notes (collectively, the "Senior Notes") are senior unsecured obligations of McLeodUSA ranking pari passu in right of payment with all other existing and future senior unsecured obligations of McLeodUSA and senior to all existing and future subordinated debt of McLeodUSA. The Senior Notes are effectively subordinated to all existing and future secured indebtedness of McLeodUSA and our subsidiaries to the extent of the value of the assets securing such indebtedness. The Senior Notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of our subsidiaries.

     The indentures governing our Senior Notes impose operating and financial restrictions on our subsidiaries and us. These restrictions affect, and in many cases significantly limit or prohibit, among other things, our and our subsidiaries' ability to:

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

     As of December 31, 2000, based on our business plan, capital requirements and growth projections as of that date, we estimate that we will require approximately $1.5 billion through 2002. Our estimated aggregate capital requirements include the projected costs of:

          .    expanding our fiber optic communications network, including national and intra-city fiber optic networks
          .    adding voice, data and ATM switches
          .    expanding operations in existing and new markets
          .    funding general corporate expenses
          .    integrating acquisitions
          .    constructing, acquiring, developing or improving
               telecommunications assets

     The estimated costs and incremental capital needs associated with the acquisitions of Splitrock and CapRock are included in our estimated aggregate capital requirements.

     We expect to use the following, among other things, to address our capital needs:

          .    $450 million available under the Revolving Credit Facility
          .    $275 million available under the Tranche A Term Facility
          .    $750 million from the issuance of 11 3/8% senior notes on
               January 16, 2001
          .    additional issuances of debt or equity securities
          .    projected operating cash flow

     Our estimate of future capital requirements is a forward-looking statement within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as:

          .    strategic acquisition costs and effects of acquisitions on our business plan,
          .    capital requirements and growth projections
          .    unforeseen delays
          .    cost overruns
          .    engineering design changes
          .    changes in demand for our services
          .    regulatory, technological or competitive developments
          .    new opportunities

     We expect to evaluate potential acquisitions, joint ventures and strategic alliances on an ongoing basis. We may require additional financing if we pursue any of these opportunities. Accordingly, we may need additional capital to continue to expand our markets, operations, facilities, network and services.

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

     Market Risk

     See Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Effects of New Accounting Standards

     Accounting for Derivative Instruments and Hedging Activities

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company does not currently hold any derivative instruments or engage in hedging activities. As such, the adoption of SFAS 133 as of January 1, 2001, had no effect on the Company's operations.

     Revenue Recognition

     Effective January 1, 2000, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB No. 101"), we changed our accounting for certain activation and reactivation fees charged to our customers and for certain inducements paid to acquire new customers. We now defer these fees and inducements and record the related revenue and reduction of revenue over the average customer contract periods rather than recording the revenues and charges when received or paid. This change in accounting policy did not have a material effect on results of operations or financial position.

     Business Combinations and Intangible Assets--Accounting for Goodwill

     On February 14, 2001, the FASB issued an Exposure Draft "Business Combinations and Intangible Assets - Accounting for Goodwill." The Exposure Draft requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite economic useful life. Under this approach, goodwill and intangibles would not be amortized, but would be written down and expensed against earnings only in periods in which the recorded value exceeds the fair value. We have not yet quantified the impacts of adopting the new Exposure Draft, but it could result in significant changes to amortization expense and the classification and recording of intangibles currently on the books, as well as any future acquisitions.

     Inflation

     We do not believe that inflation has had a significant impact on our consolidated operations.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     At December 31, 2000, we recorded our marketable equity securities at a fair value of $44.3 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $4.4 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

     Substantially all of our long-term debt obligations are fixed rate obligations which do not expose us to material future earnings or cash flow exposure from changes in interest rates. We have $575 million of variable rate debt outstanding at December 31, 2000 under the Tranche B Term Facility. If market interest rates average 1% more in 2001 than the rates during 2000, interest expense for 2001 would increase by $5.8 million.
     This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt as if it were outstanding for an entire year and does not assume changes in our financial structure.

     Item 8.   Financial Statements and Supplementary Data.

     Our consolidated financial statements, including our consolidated balance sheets as of December 31, 2000 and 1999, consolidated statements of operations and comprehensive income for the years ended December 31, 2000, 1999 and 1998, consolidated statements of stockholders' equity for the years ended December 31, 2000, 1999 and 1998, consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998, and notes to our consolidated financial statements, together with a report thereon of Arthur Andersen LLP, dated January 29, 2001, are attached hereto as pages F-1 through F-30.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

     Item 10.  Directors and  Executive Officers of the Registrant.

     Reference is made to the information set forth under the captions "Election of Directors - Information as to Nominees and Other Directors" and "Executive Compensation and Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001 (the "Proxy Statement"), to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in
     Item 1 of this Form 10-K.  See "Business-Executive Officers."

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

               Consolidated balance sheets as of December 31, 2000 and 1999.

               Consolidated statements of operations and comprehensive income for the years ended December 31, 2000, 1999 and 1998.

               Consolidated statements of stockholders' equity for the years ended December 31, 2000, 1999 and 1998.

               Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998.

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

     (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

        Exhibit
        Number                                           Exhibit Description
        -------                                          -------------------
          2.1      Agreement and Plan of Merger, dated as of January 7, 1999 among McLeodUSA Incorporated, Bravo
                   Acquisition Corporation, Ovation Communications, Inc. and certain stockholders of Ovation
                   Communications, Inc. (Filed as Exhibit 2.1 to current Report on Form 8-K, File No. 0-20763 (the
                   "January 1999 Form 8-K"), filed with the Commission on January 14, 1999 and incorporated herein by reference).

          2.2      Amended and Restated Agreement and Plan of Merger, dated as of January 7, 1999, among McLeodUSA
                   Incorporated, McLeodUSA Publishing Company, Pubco Merging Co., Talking Directories, Inc. and
                   the stockholders of Talking Directories, Inc.  (Filed as Exhibit 4.8 to the Registration
                   Statement on Form S-3, file number 333-78561, and incorporated herein by reference).

          2.3      Amended and Restated Agreement and Plan of Merger, dated as of January 7, 1999 among McLeodUSA
                   Incorporated, McLeodUSA Publishing Company, Publication Merge Co., Info America Phone Books,
                   Inc. and certain stockholders of Info America Phone Books, Inc.   (Filed as Exhibit 4.9 to the
                   Registration Statement on Form S-3, file number 333-78561, and incorporated herein by reference).

          2.4      Amended and Restated Agreement and Plan of Merger by and among McLeodUSA, Southside Acquisition
                   Corporation, Splitrock Services, Inc., Splitrock Holdings, Inc., and Splitrock Merger Sub dated as of February 11, 2000.  (Filed as Exhibit 2.1 to Registration Statement on Form S-4, file number 333-95941 (the "February 2000 Form S-4"), and incorporated herein by reference).

          2.5      Agreement and Plan of Merger by and among McLeodUSA Incorporated, Cactus Acquisition Corp. and
                   CapRock Communications Corp., dated as of October 2, 2000 (filed as Exhibit 2.1 to the Current
                   Report on Form 8-K of the CapRock Communications Corp., file No. 0-24581, filed with the SEC on
                   October 10, 2000 and incorporated herein by this reference).

          3.1      Amended and Restated Certificate of Incorporation of McLeod, Inc. (Filed as Exhibit 3.1 to
                   Registration Statement on Form S-1, File No. 333-3112 ("Initial Form S-1") and incorporated herein by reference).

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

          3.4      Certificate of Amendment to the Amended and Restated Certificate of Incorporation of McLeodUSA
                   (filed as Exhibit 3.8 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the
                   SEC on May 15, 2000 (the "May 2000 Form 10-Q", and incorporated herein by reference).

        Exhibit
        Number                                           Exhibit Description
        -------                                          -------------------
          3.5      Certificate of Amendment to the Amended and Restated Certificate of Incorporation of McLeodUSA
                   (filed as Exhibit 3.9 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the
                   SEC on August 14, 2000 (the "August 2000 Form 10-Q"), and incorporated herein by reference).

          3.6      Certificate of Change of Registered Agent and Registered Office of McLeodUSA Incorporated.
                   (Filed as Exhibit 3.4 to Annual Report on Form 10-K, File No. 0-20763, filed with the
                   Commission on March 6, 1998 (the "1997 Form 10-K") and incorporated herein by reference).

          3.7      Certificate of Designations of the 6.75% Series A preferred stock.  (Filed as Exhibit 3.1 to
                   Current Report on Form 8-K, file number 0-20763, filed with the Commission on August 9, 1999 and incorporated herein by reference).

          3.8      Certificate of Designations of the Series B preferred stock.  (Filed as Exhibit 3.6 to February
                   2000 Form S-4 and incorporated herein by reference).

          3.9      Certificate of Designations of the Series C preferred stock. (Filed as Exhibit 3.7 to February
                   2000 Form S-4 and incorporated herein by reference).


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

          4.7      Form of 10 1/2% Senior Discount Exchange Note Due 2007 of McLeodUSA Incorporated. (Filed
                   as Exhibit 4.8 to the July 1997 Form S-4 and incorporated herein by reference).

        Exhibit
        Number                                           Exhibit Description
        -------                                          -------------------
          4.8      Indenture dated as of July 21, 1997 between McLeodUSA Incorporated and United States Trust
                   Company of New York, as Trustee, relating to the 9 1/4% Senior Notes Due 2007 of McLeodUSA
                   Incorporated. (Filed as Exhibit 4.9 to the July 1997 Form S-4 and incorporated herein by reference).

          4.9      Form of Initial Global 9 1/4% Senior Note Due 2007 of McLeodUSA Incorporated. (Filed as
                   Exhibit 4.10 to the July 1997 Form S-4 and incorporated herein by reference).

         4.10      Form of 9 1/4% Senior Exchange Note Due 2007 of McLeodUSA Incorporated. (Filed as Exhibit
                   4.14 to the 1997 Form 10-K and incorporated herein by reference).

         4.11      Indenture dated as of March 16, 1998 between McLeodUSA Incorporated and United States Trust
                   Company of New York, as Trustee, relating to the 8 3/8% Senior Notes Due 2008 of McLeodUSA
                   Incorporated (Filed as Exhibit 4.15 to Registration Statement on Form S-4, File No. 333-52793
                   (the "May 1998 Form S-4") and incorporated herein by reference).

         4.12      Form of Global 8 3/8% Senior Note Due 2008 of McLeodUSA Incorporated (contained in the
                   Indenture filed as Exhibit 4.11).

         4.13      Stockholders' Agreement dated November 18, 1998 by and among McLeodUSA Incorporated; IES
                   Investments Inc.; Clark E. McLeod; Mary E. McLeod; and Richard A. Lumpkin and each of the former shareholders of Consolidated Communications Inc. ("CCI") and certain permitted transferees of the former CCI shareholders. (Filed as Exhibit 99.1 to the Current Report on
                   Form 8-K, File No. 0-20763, filed with the Commission on November 19, 1998 and incorporated herein by reference).

         4.14      Indenture dated as of October 30, 1998 between McLeodUSA Incorporated and United States Trust
                   Company of New York, as Trustee, relating to the 9 1/2% Senior Notes Due 2008 of McLeodUSA
                   Incorporated (Filed as Exhibit 4.19 to Registration Statement on Form S-4, File No. 333-69621
                   (the "December 23, 1998 Form S-4") and incorporated herein by reference).

         4.15      Form of Global 9 1/2% Senior Note Due 2008 of McLeodUSA Incorporated (contained in the
                   Indenture filed as Exhibit 4.14).

         4.16      Stockholders' Agreement dated January 7, 1999 by and among McLeodUSA Incorporated, IES
                   Investments Inc., Clark E. McLeod, Mary E. McLeod, Richard A. Lumpkin, Gail Lumpkin, M/C
                   Investors L.L.C. and Media/Communications Partners III Limited Partnership.  (Filed as Exhibit
                   4.1 to the January 1999 Form 8-K and incorporated herein by reference).

         4.17      Indenture dated as of February 22, 1999 between McLeodUSA Incorporated and United States Trust
                   Company of New York, as Trustee, relating to the 8 1/8% Senior Notes Due 2009 of McLeodUSA
                   Incorporated.  (Filed as Exhibit 4.22 to the 1998 Form 10-K and incorporated herein by reference).

        Exhibit
        Number                                           Exhibit Description
       --------                                          -------------------
         4.18      Form of Global 8 1/8% Senior Note Due 2009 of McLeodUSA Incorporated (contained in the
                   Indenture filed as Exhibit 4.19).   (Filed as Exhibit 4.22 to the 1998 Form 10-K and
                   incorporated herein by reference).

         4.19      Form of 6.75% Series A preferred stock certificate.  (Filed as Exhibit 4.1 to Current Report on
                   Form 8-K, filed number 0-20763, filed with the Commission on August 9, 1999 and incorporated herein by reference).

         4.20      Form of Series B preferred stock certificate.  (Filed as Exhibit 22 to the February 2000 Form
                   S-4 and incorporated herein by reference).

         4.21      Form of Series C preferred stock certificate.  (Filed as Exhibit 23 to the February 2000 Form
                   S-4 and incorporated herein by reference).

         4.22      Second Amended and Restated November 1998 Stockholders' Agreement dated December 17, 1999 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin and certain CCI
                   Shareholders (filed as Exhibit 4.24 to Annual Report on Form 10-K, File No. 0-20763, filed with the SEC on March 30, 2000 (the "1999 Form 10-K") and incorporated herein by reference).

         4.23      Second Amended and Restated January 1999 Stockholders' Agreement dated December 17, 1999 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin, certain CCI
                   Shareholders and the M/C Stockholders (filed as Exhibit 4.25 to the 1999 Form 10-K and incorporated herein by reference).

         4.24      Stockholders' Agreement dated as of March 30, 2000 by and among, McLeodUSA, Kwok Li and Linsang
                   Partners, LLC (filed as Exhibit 4.26 to the May 2000 Form 10-Q and incorporated herein by reference).

         4.25      Third Amended and Restated November 1998 Stockholders' Agreement dated as of March 10, 2000 by and among by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin and
                   certain CCI Shareholders (filed as Exhibit 4.27 to the May 2000 Form 10-Q and incorporated herein by reference).

         4.26      Third Amended and Restated January 1999 Stockholders' Agreement dated as of March 10, 2000 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin, certain CCI
                   Shareholders and the M/C Stockholders (filed as Exhibit 4.28 to the May 2000 Form 10-Q and incorporated herein by reference).

         4.27      Amendment No. 1 to Third Amended and Restated November 1998 Stockholders' Agreement, dated as of July 7, 2000 (filed as Exhibit 4.29 to the Registration Statement on Form S-4, File No.
                   333-48248, filed with the SEC on October 19, 2000 (the "October 2000 Form S-4") and
                   incorporated herein by reference).

         4.28      Amendment No. 1 to Third Amended and Restated January 1999 Stockholders' Agreement, dated as of
                   July 7, 2000 (filed as Exhibit 4.30 to the October 2000 Form S-4 and incorporated herein by reference).

        Exhibit
        Number                                           Exhibit Description
       --------                                          -------------------
         4.29      Amended and Restated Stockholders' Agreement dated as of August 10, 2000, by and among
                   McLeodUSA Incorporated, Kwok Li and Linsang Partners, LLC (filed as Exhibit 4.31 to the October
                   2000 Form S-4 and incorporated herein by reference).

         4.30      Warrant Agreement dated as of July 29, 1998 by and between Harris Trust Company of New York
                   (formerly Bank of Montreal Trust Company) and Splitrock Services, Inc. (filed as Exhibit 10.12 to the Registration Statement on Form S-4 of Splitrock Services, Inc., File No. 333-61293,
                   filed with the SEC on August 12, 1998 and incorporated herein by reference).

         4.31      Form of Splitrock Warrant Certificate (filed as Exhibit 4.7 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Splitrock Services, Inc., File No. 333-63001,
                   filed with the SEC on July 16, 1999 and incorporated herein by reference).

         4.32      First Supplemental Warrant Agreement by and between Splitrock Services, Inc. and Harris Trust
                   Company of New York, dated as of February 24, 2000 (filed as Exhibit 4.11 to Post-Effective
                   Amendment No. 1 on Form S-3 to the Registration Statement on Form S-1 of Splitrock Services,
                   Inc., File No. 333-63001, filed with the SEC on March 13, 2000 and incorporated herein by reference).

         4.33      Second Supplemental Warrant Agreement by and between Splitrock Services, Inc., Splitrock
                   Holdings, Inc. and Harris Trust Company of New York, dated as of March 30, 2000 (filed as
                   Exhibit 4.37 to the May 2000 Form 10-Q and incorporated herein by reference).

         4.34      Third Supplemental Warrant Agreement by and between Splitrock Services, Inc., Splitrock
                   Holdings, Inc., McLeodUSA and Harris Trust Company of New York, dated as of March 30, 2000
                   (filed as Exhibit 4.38 to the May 2000 Form 10-Q and incorporated herein by reference).

         4.35      Credit Agreement dated as of May 31, 2000 (the "Senior Credit Agreement") among McLeodUSA, various Lenders and The Chase Manhattan Bank, as Agent (filed as Exhibit 4.39 to the August
                   2000 Form 10-Q and incorporated herein by reference).

         4.36      Form of Promissory Note under the Credit Agreement dated as of May 31, 2000 among McLeodUSA, various Lenders and The Chase Manhattan Bank, as Agent (filed as Exhibit 4.40 to the August
                   2000 Form 10-Q and incorporated herein by reference).

         4.37      First Amendment dated as of December 7, 2000 to the Senior Credit Agreement

         4.38      Second Amendment dated as of January 11, 2001 to the Senior Credit Agreement

         4.39      Form of Indenture between McLeodUSA and United States Trust Company of New York, as Trustee,
                   relating to the 12% Senior Notes Due 2008 of McLeodUSA (filed as Exhibit 4.43 to the October
                   2000 Form S-4 and incorporated herein by reference).

        Exhibit
        Number                                           Exhibit Description
       --------                                          -------------------
         4.40      Form of Indenture between McLeodUSA and United States Trust Company of New York, as Trustee,
                   relating to the 11 1/2% Senior Notes Due 2009 of McLeodUSA (filed as Exhibit 4.44 to the
                   October 2000 Form S-4 and incorporated herein by reference).

         4.41      Senior Debt Securities Indenture, dated January 15, 2001, between McLeodUSA and United States
                   Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K,
                   File No. 0-20763, filed with the SEC on January 18, 2001 and incorporated herein by reference).

         4.42      First Supplemental Indenture, dated January 15, 2001, between McLeodUSA and United States Trust
                   Company of New York as trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K, File
                   No. 0-20763, filed with the SEC on January 18, 2001 and incorporated herein by reference).

         4.43      Form of global 11-3/8% senior note due 2009 (filed as Exhibit 3.1 to the Current Report on Form
                   8-K, File No. 0-20763, filed with the SEC on January 18, 2001 and incorporated herein by reference).

         10.1      U S WEST Centrex Plus Service Rate Stability Plan dated October 15, 1993 between McLeod
                   Telemanagement, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.26 to Initial Form
                   S-1 and incorporated herein by reference).

         10.2      U S WEST Centrex Plus Service Rate Stability Plan dated July 17, 1993 between McLeod
                   Telemanagement, Inc. and U S WEST Communications, Inc. (Filed as Exhibit 10.27 to Initial Form
                   S-1 and incorporated herein by reference).

         10.3      Ameritech Centrex Service Confirmation of Service Orders dated various dates in 1994, 1995 and
                   1996 between McLeod Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as
                   Exhibit 10.28 to Initial Form S-1 and incorporated herein by reference).

         10.4      Lease Agreement dated as of December 28, 1993 between 2060 Partnership and McLeod
                   Telemanagement, Inc., as amended by Amendments First to Ninth dated as of July 3, 1994, March
                   25, 1994, June 22, 1994, August 12, 1994, September 12, 1994, September 20, 1994, November 16,
                   1994, September 20, 1995 and January 6, 1996, respectively. (Filed as Exhibit 10.29 to Initial
                   Form S- 1 and incorporated herein by reference).

         10.5      Lease Agreement dated as of May 24, 1995 between 2060 Partnership and McLeod Telemanagement,
                   Inc. (Filed as Exhibit 10.30 to Initial Form S-1 and incorporated herein by reference).

         10.6      Lease Agreement dated October 31, 1995 between I.R.F.B. Joint Venture and McLeod
                   Telemanagement, Inc. (Filed as Exhibit 10.31 to Initial Form S-1 and incorporated herein by reference).

        Exhibit
        Number                                           Exhibit Description
       --------                                          -------------------
         10.7      First Amendment to Lease Agreement dated as of November 20, 1995 between I.R.F.B. Joint Venture and McLeod Telemanagement, Inc. (Filed as Exhibit 10.32 to Initial Form S-1 and incorporated herein by reference).

         10.8      Master Right-of-Way Agreement dated July 27, 1994 between McLeod Network Services, Inc. and IES
                   Industries Inc. (Filed as Exhibit 10.34 to Initial Form S-1 and incorporated herein by reference).

         10.9      Master Right-of-Way and Tower Use Agreement dated February 13, 1996 between IES Industries Inc.
                   and McLeod, Inc. (Filed as Exhibit 10.35 to Initial Form S-1 and incorporated herein by reference).

        10.10      Settlement Agreement dated March 18, 1996 between U S WEST Communications, Inc. and McLeod
                   Telemanagement, Inc. (Filed as Exhibit 10.38 to Initial Form S-1 and incorporated herein by reference).

        10.11      McLeod Telecommunications, Inc. 1992 Incentive Stock Option Plan. (Filed as Exhibit 10.40 to
                   Initial Form S-1 and incorporated herein by reference).

        10.12      McLeod, Inc. 1993 Incentive Stock Option Plan. (Filed as Exhibit 10.41 to Initial Form S-1 and
                   incorporated herein by reference).

        10.13      McLeod, Inc. 1995 Incentive Stock Option Plan. (Filed as Exhibit 10.42 to Initial Form S-1 and
                   incorporated herein by reference).

       *10.14      Telecommunications Services Agreement dated March 14, 1994 between WiITel, Inc. and McLeod
                   Telemanagement, Inc., as amended. (Filed as Exhibit 10.47 to Initial Form S-1 and incorporated herein by reference).

        10.15      First Amendment to Agreement Regarding Support Agreement dated May 14, 1996 among McLeod, Inc.,
                   IES Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.50 to Initial Form S-1 and
                   incorporated herein by reference).

        10.16      First Amendment to Agreement Regarding Guarantee dated May 14, 1996 among McLeod, Inc., IES
                   Diversified Inc. and IES Investments Inc. (Filed as Exhibit 10.51 to Initial Form S-1 and
                   incorporated herein by reference).

        10.17      Forms of Employment, Confidentiality and Non-Competition Agreement between McLeod, Inc. and certain employees of McLeod, Inc. (Filed as Exhibit 10.53 to Initial Form S-1 and incorporated herein by reference).

        10.18      Form of Change-of-Control Agreement between McLeod, Inc. and certain employees of McLeod, Inc.
                   (Filed as Exhibit 10.54 to Initial Form S-1 and incorporated herein by reference).

        10.19      McLeod, Inc. 1996 Employee Stock Option Plan, as amended. (Filed as Exhibit 10.55 to the
                   November 1996 Form S-1 and incorporated herein by reference).

        Exhibit
        Number                                           Exhibit Description
       --------                                          -------------------
        10.20      McLeod, Inc. Employee Stock Purchase Plan, as amended. (Filed as Exhibit 10.56 to the 1996 Form
                   10-K and incorporated herein by reference).

        10.21      Form of Indemnity Agreement between McLeod, Inc. and certain officers and directors of McLeod,
                   Inc. (Filed as Exhibit 10.57 to Initial Form S-1 and incorporated herein by reference).

        10.22      McLeod, Inc. Incentive Plan. (Filed as Exhibit 10.63 to the November 1996 Form S-1 and
                   incorporated herein by reference).

        10.23      Lease Agreement dated as of July 18, 1995 between 2060 Partnership, L.P. and TelecomHUSA
                   Publishing Company. (Filed as Exhibit 10.68 to the November 1996 Form S-1 and incorporated herein by reference).

        10.24      Form of McLeod, Inc. Directors Stock Option Plan Option Agreement. (Filed as Exhibit 10.72 to
                   the November 1996 Form S-1 and incorporated herein by reference).

        10.25      Forms of McLeod, Inc. 1996 Employee Stock Option Plan Incentive Stock Option Agreement. (Filed
                   as Exhibit 10.73 to the November 1996 Form S-1 and incorporated herein by reference).

        10.26      Forms of McLeod, Inc. 1996 Employee Stock Option Plan Non-Incentive Stock Option Agreement.
                   (Filed as Exhibit 10.74 to the November 1996 Form S-1 and incorporated herein by reference).

        10.27      Ameritech Centrex Service Confirmation of Service Orders dated August 21, 1996 between McLeod
                   Telemanagement, Inc. and Ameritech Information Industry Services. (Filed as Exhibit 10.93 to
                   the 1996 Form 10-K and incorporated herein by reference).

       *10.28      Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network
                   Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc. (Filed as Exhibit 10.94 to Annual
                   Report on Form 10-K/A, File No. 0-20763, filed with the Commission on April 8, 1997 and incorporated herein by reference).

        10.29      Letter Agreement dated April 15, 1997 between U S WEST Communications and McLeodUSA Network
                   Services, Inc. (Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on May 14, 1997 and incorporated herein by reference).

        10.30      Network Agreement dated April 7, 1997, between Wisconsin Power and Light Company and McLeodUSA
                   Telecommunications Services, Inc. (Filed as Exhibit 10.96 to the July 1997 Form S-4 and
                   incorporated herein by reference).

        10.31      Agreement dated July 7, 1997 between McLeodUSA Telecommunications Services, Inc. and U S WEST
                   Communications, Inc. (Filed as Exhibit 10.97 to the July 1997 Form S-4 and incorporated herein by reference).

        Exhibit
        Number                                           Exhibit Description
       --------                                          -------------------
        10.32      Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996
                   dated as of October 28, 1996 between Ameritech Information Industry Services and Consolidated
                   Communications Telecom Services Inc. (Filed as Exhibit 10.99 to the November 1997 Form S-4 and
                   incorporated herein by reference).

        10.33      Interconnection Agreement Under Sections 251 and 252 of the Telecommunications Act of 1996
                   dated as of July 17, 1997 between Ameritech Information Industry Services and Consolidated
                   Communications Telecom Services Inc. (Filed as Exhibit 10.100 to the November 1997 Form S-4 and
                   incorporated herein by reference).

        10.34      Supply Agreement dated February 26, 1990 and Amendment Number 4 to Supply Agreement dated
                   January 4, 1999 between Alcatel USA Marketing, Inc. and McLeodUSA Incorporated. (Filed as
                   Exhibit 10.51 to the 1998 Form 10-K and incorporated herein by reference).

        10.35      Stock Purchase Agreement dated as of August 30, 1999 by and between McLeodUSA Incorporated and three Forstmann Little Partnerships.  (Filed as Exhibit 10.1 to Current Report on Form 8-K,
                   file number 0-20763, filed with the Commission on September 23, 1999 and incorporated herein by reference).

        10.36      Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Clark E. McLeod.
                   (Filed as Exhibit 99.2 to Current Report on Form 8-K, file number 0-20763, filed with the
                   Commission on February 3, 2000 and incorporated herein by reference).

        10.37      Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Stephen C. Gray.
                   (Filed as Exhibit 99.3 to Current Report on Form 8-K, file number 0-20763, filed with the
                   Commission on February 3, 2000 and incorporated herein by reference).

        10.38      Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Roy A. Wilkens.
                   (Filed as Exhibit 99.4 to Current Report on Form 8-K, file number 0-20763, filed with the
                   Commission on February 3, 2000 and incorporated herein by reference).

        10.39      McLeodUSA Incorporated Second Amended and Restated Directors Stock Option Plan.  (Filed as
                   Exhibit 4.1 to Registration Statement on Form S-8, file number 333-89361 and incorporated herein by reference).

       *10.40      Network Agreement dated November 24, 1999 between Alliant Energy Companies and McLeodUSA
                   Telecommunications Services, Inc.  Filed as Exhibit 10.57 to the 1999 Form 10-K and
                   incorporated herein by reference.

       *10.41      Splitrock Full Service Agreement dated as of June 24, 1997 by and between Splitrock and Prodigy
                   Services Corporation. Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference.

       Exhibit
       Number                                           Exhibit Description
      --------                                          -------------------
       *10.42      Amendment to Full Service Agreement between Splitrock and Prodigy dated May 18, 1999. Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference.

       *10.43      Amended and Restated Full Service Agreement between Splitrock and Prodigy dated as of February
                   16, 2000. Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the SEC on May 15, 2000 and incorporated herein by reference.

       *10.44      Cost Sharing National IRU Agreement effective April 26, 1999 by and between Level 3
                   Communications, LLC and Splitrock Services, Inc. Filed as an exhibit to Splitrock's
                   Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference.

       *10.45      First Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications,
                   LLC and Splitrock. Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file
                   no. 333-97707, and incorporated herein by reference.

       *10.46      Second Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications,
                   LLC and Splitrock Services, Inc. Filed as an exhibit to Splitrock's Quarterly Report on Form
                   10-Q, file no. 000-26827, filed with the SEC on May 15, 2000 and incorporated herein by reference.

       *10.47      Third Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications,
                   LLC and Splitrock Services, Inc.. Filed as an exhibit to Splitrock's Quarterly Report on Form
                   10-Q, file no. 000-26827, filed with the SEC on May 15, 2000 and incorporated herein by reference.

       *10.48      Fourth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications,
                   LLC and Splitrock Services, Inc.  Filed as an exhibit to the McLeodUSA Quarterly Report on Form
                   10-Q, file no. 0-20763, filed with the SEC on August 14, 2000 and incorporated herein by reference.

       *10.49      Fifth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications,
                   LLC and Splitrock Services, Inc. Filed as an exhibit to the McLeodUSA Quarterly Report on Form
                   10-Q, file no. 0-20763, filed with the SEC on August 14, 2000 and incorporated herein by reference.

       *10.50      Sixth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications,
                   LLC and Splitrock Services, Inc. Filed as an exhibit to the McLeodUSA Quarterly Report on Form
                   10-Q, file no. 0-20763, filed with the SEC on November 13, 2000 and incorporated herein by reference.

       *10.51      Seventh Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications,
                   LLC and Splitrock Services, Inc. Filed as an exhibit to the McLeodUSA Quarterly Report on Form
                   10-Q, file no. 0-20763, filed with the SEC on November 13, 2000 and incorporated herein by reference.

       Exhibit
       Number                                           Exhibit Description
      --------                                          -------------------
        10.52      McLeodUSA Incorporated 1996 Employee Stock Option Plan, as amended and restated, filed as
                   Exhibit A to the Company's definitive proxy statement filed with the Commission on April 26,
                   2000 and incorporated herein by reference.

        10.53      Interconnection Agreement Amendment Terms dated October 26, 2000 between McLeodUSA
                   Telecommunications Services, Inc. and Qwest Corporation

         11.1      Computation of Loss per common and common equivalent share.

         21.1      Subsidiaries of McLeodUSA Incorporated.

         23.1      Consent of Arthur Andersen LLP.

_________________
* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

         (b)   Reports on Form 8-K.

         On November 9, 2000 we filed a Current Report on Form 8-K to report our agreement with Qwest Communications International Inc., our Next Generation National Network and our slides presented at the McLeodUSA Investor and Analyst Conference and Webcast on November 8, 2000.

         On December 12, 2000 we filed a Current Report on Form 8-K to report the completion of our acquisition of CapRock.

         On January 5, 2001 we filed a Current Report on Form 8-K to report our proposed offering of senior notes.

         On January 8, 2001 we filed a Current Report on Form 8-K to make available slides regarding our presentation at the Salomon Smith Barney Entertainment Media and Telecommunications Conference in Arizona on January 8, 2001.

         On January 18, 2001 we filed a Current Report on Form 8-K to report the sale of $750 million of our 11 3/8% senior notes due January 1, 2009.

         On February 21, 2001 we filed a Current Report on Form 8-K to make available various slides accompanying our February 21, 2001 Financial Guidance Conference Call.

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

     MegaBells--The four large incumbent telephone companies which remain after a number of mergers involving the seven regional Bell operating companies into which AT&Ts local telephone systems were divided in 1984. The MegaBells are Verizon, Bell South, SBC Communications and Qwest.

     Number portability--The ability of an end-user to change local exchange carriers while retaining the same telephone number.

     PCS (personal communications services) - A high frequency digital technology competitive with cellular.

     POPs (points of presence)--Locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

     Private line--A dedicated telecommunications connection between end-user locations.

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

     Special access services--The lease of private, dedicated telecommunications lines or "circuits" along the network of a local exchange company or a CAP, which lines or circuits run to or from the long distance carrier POPs. Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end-user to a long distance carrier POP.

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

                              McLEODUSA INCORPORATED

     March 29, 2001           By    /s/ Clark E. McLeod
                                    -------------------
                                    Clark E. McLeod
                                    Chairman and Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2001.

     /s/ Clark E. McLeod                                    /s/ Richard A. Lumpkin
     ----------------------------------------------         -----------------------------------------------
     Clark E. McLeod, Chairman, Co-Chief Executive          Richard A. Lumpkin, Vice Chairman and Director
     Officer and Director (Principal Executive
     Officer)

     /s/ Stephen C. Gray                                    /s/ J. Lyle Patrick
     ----------------------------------------------         -----------------------------------------------
     Stephen C. Gray, President and Co-Chief                J. Lyle Patrick, Group Vice President-Finance
     Executive Officer; Director                            and Accounting and Chief Financial and
                                                            Accounting Officer (Principal Financial
                                                            Officer and Principal Accounting Officer

     /s/ Roy A. Wilkens                                     /s/ Thomas M. Collins
     ----------------------------------------------         -----------------------------------------------
     Roy A. Wilkens, President and Chief                    Thomas M. Collins, Director
      Executive Officer--Network Services;
      Director

     /s/ Robert J. Currey                                   /s/ Paul D. Rhines
     ----------------------------------------------         -----------------------------------------------
     Robert J. Currey, Director                             Paul D. Rhines, Director

     /s/ Peter H. O. Claudy                                 /s/ Anne K. Bingaman
     ----------------------------------------------         -----------------------------------------------
     Peter H. O. Claudy, Director                           Anne K. Bingman, Director

     /s/ Theodore J. Forstmann                              /s/ Erskine B. Bowles
     ----------------------------------------------         -----------------------------------------------
     Theodore J. Forstmann, Director                        Erskine B. Bowles, Director

     /s/ James E. Hoffman                                   /s/ Daniel R. Hesse
     ----------------------------------------------         -----------------------------------------------
     James E. Hoffman, Director                             Daniel R. Hesse, Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MCLEODUSA INCORPORATED AND SUBSIDIARIES
Report of Independent Public Accountants...................................................  F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999...............................  F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended
  December 31, 2000, 1999 and 1998.........................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
  1999 and 1998............................................................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.................................................................................  F-6
Notes to Consolidated Financial Statements.................................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of McLeodUSA Incorporated:

     We have audited the accompanying consolidated balance sheets of McLeodUSA Incorporated (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of McLeodUSA Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McLeodUSA Incorporated and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                  ARTHUR ANDERSEN LLP



Chicago, Illinois
January 29, 2001

                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (In millions, except shares)

                                                                                                                  December 31,
                                                                                                             ----------------------
                                                                                                               2000          1999
                                                                                                             --------      --------
                                                               ASSETS
Current Assets
 Cash and cash equivalents.................................................................................  $    15.7    $  326.9
 Investment in available-for-sale securities...............................................................       64.7       934.1
 Trade receivables, net....................................................................................      354.0       183.8
 Inventory.................................................................................................       25.1        27.5
 Deferred expenses.........................................................................................       48.3        39.2
 Prepaid expenses and other................................................................................       55.0        58.0
                                                                                                             ---------    --------
   Total current assets....................................................................................      562.8     1,569.5
                                                                                                             ---------    --------

Property and Equipment
 Land and building.........................................................................................      118.4        85.1
 Telecommunications networks...............................................................................    1,841.2       635.9
 Furniture, fixtures and equipment.........................................................................      428.6       267.2
 Networks in progress......................................................................................    1,062.8       453.2
 Building in progress......................................................................................        5.1         1.2
                                                                                                             ---------    --------
                                                                                                               3,456.1     1,442.6
 Less accumulated depreciation.............................................................................      437.0       172.6
                                                                                                             ---------    --------
                                                                                                               3,019.1     1,270.0
                                                                                                             ---------    --------
Investments, Intangibles and Other Assets
 Other investments.........................................................................................       29.2        35.9
 Goodwill, net.............................................................................................    3,226.2       957.1
 Other intangibles, net....................................................................................      391.0       290.2
 Other.....................................................................................................      137.3        80.4
                                                                                                             ---------    --------
                                                                                                               3,783.7     1,363.6
                                                                                                             ---------    --------
Total Assets...............................................................................................  $ 7,365.6    $4,203.1
                                                                                                             =========    ========
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt......................................................................  $    27.3    $   14.5
 Accounts payable..........................................................................................      275.9       109.6
 Accrued payroll and payroll related expenses..............................................................       43.0        26.2
 Other accrued liabilities.................................................................................      393.8        92.2
 Deferred revenue, current portion.........................................................................       52.6        24.1
 Customer deposits.........................................................................................       53.8        30.1
                                                                                                             ---------    --------
   Total current liabilities...............................................................................      846.4       296.7
Long-Term Debt, less current maturities....................................................................    2,732.2     1,763.8
Deferred Revenue, less current portion.....................................................................       12.1        15.8
Other Long-term liabilities................................................................................       18.8        18.3
                                                                                                             ---------    --------
                                                                                                               3,609.5     2,094.6
                                                                                                             ---------    --------
Redeemable convertible preferred stock
 Preferred, Series B, redeemable, convertible, $.01 par value, authorized, issued and
   Outstanding 2000 275,000; 1999 275,000..................................................................      687.5       687.5
 Preferred, Series C, redeemable, convertible, $.01 par value, authorized, issued and
   Outstanding 2000 125,000; 1999 125,000..................................................................      312.5       312.5
                                                                                                             ---------    --------
                                                                                                               1,000.0     1,000.0
                                                                                                             ---------    --------
Stockholders' Equity
 Capital stock:
   Preferred, Series A, $.01 par value: authorized 1,150,000; issued and outstanding
     2000 1,149,400 shares; 1999 1,150,000 shares..........................................................         --          --
   Common, Class A, $.01 par value; authorized 2,000,000,000 shares; issued and
     outstanding 2000 606,596,945 shares and 1999 472,761,036 shares.......................................        6.1         4.8
   Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares;
     issued and outstanding 2000 none; 1999 none...........................................................         --          --
 Additional paid-in capital................................................................................    3,749.7     1,523.5
 Accumulated deficit.......................................................................................   (1,027.1)     (494.5)
 Accumulated other comprehensive income....................................................................       27.4        74.7
                                                                                                             ---------    --------
                                                                                                               2,756.1     1,108.5
                                                                                                             ---------    --------
Total Liabilities and Stockholders' Equity.................................................................  $ 7,365.6    $4,203.1
                                                                                                             =========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (In millions, except per share data)

                                                                                                       Year Ended December 31,
                                                                                                -----------------------------------
                                                                                                  2000          1999         1998
                                                                                                --------      --------      -------
Revenue:
    Communications Services................................................................     $1,035.7      $  602.5      $ 372.0
    Local exchange services................................................................         88.9          78.4         67.8
    Directory..............................................................................        249.9         209.2        144.9
    Telemarketing..........................................................................         22.2          18.7         19.4
                                                                                                --------      --------      -------
         Total revenue.....................................................................      1,396.7         908.8        604.1

Operating expenses:
    Cost of service........................................................................        772.8         457.1        323.2
    Selling, general and administrative....................................................        563.2         392.7        260.9
    Depreciation and amortization..........................................................        409.6         190.7         89.1
    Other..................................................................................           --            --          5.6
                                                                                                --------      --------      -------
         Total operating expenses..........................................................      1,745.6       1,040.5        678.8
                                                                                                --------      --------      -------

         Operating loss....................................................................       (348.9)       (131.7)       (74.7)
                                                                                                --------      --------      -------

Nonoperating income (expense):
    Interest income........................................................................         47.8          42.6         26.0
    Interest (expense).....................................................................       (151.4)       (136.8)       (78.2)
    Other income (expense).................................................................         (0.4)          5.6          2.0
                                                                                                --------      --------      -------
         Total nonoperating expense........................................................       (104.0)        (88.6)       (50.2)
                                                                                                --------      --------      -------

         Loss before income taxes and extraordinary charge.................................       (452.9)       (220.3)      (124.9)

Income taxes...............................................................................           --            --           --
                                                                                                --------      --------      -------
         Loss before extraordinary charge..................................................       (452.9)       (220.3)      (124.9)
Extraordinary charge for early retirement of debt..........................................        (24.4)           --           --
                                                                                                --------      --------      -------
         Net loss..........................................................................       (477.3)       (220.3)      (124.9)
                                                                                                --------      --------      -------
Preferred stock dividend...................................................................        (54.4)        (17.7)          --
                                                                                                --------      --------      -------
         Net loss applicable to common shares..............................................     $ (531.7)     $ (238.0)     $(124.9)
                                                                                                ========      ========      =======

Lossper common share:
         Loss before extraordinary charge..................................................     $  (0.91)     $  (0.54)     $ (0.33)
         Extraordinary charge..............................................................        (0.04)           --           --
                                                                                                --------      --------      -------
         Loss per common share.............................................................     $  (0.95)     $  (0.54)     $ (0.33)
                                                                                                ========      ========      =======

Weighted average common shares outstanding.................................................        558.4         443.1        376.8
                                                                                                ========      ========      =======
Other comprehensive income (loss):
 Unrealized gains on securities:
  Unrealized holding gains (losses) arising during the
    period.................................................................................     $  (46.1)     $   83.4      $   3.0
  Less: Reclassification adjustment for losses (gains) included in
    net income.............................................................................         (1.2)         (7.0)        (2.2)
                                                                                                --------      --------      -------
         Total other comprehensive income (loss)...........................................        (47.3)         76.4          0.8
                                                                                                --------      --------      -------
         Comprehensive loss................................................................     $ (579.0)     $ (161.6)     $(124.1)
                                                                                                ========      ========      =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998
                          (In millions, except shares)

                                                                                                          Accumulated
                                                                 Common Stock     Additional                  Other
                                                               -----------------   Paid-In    Accumulated Comprehensive
                                                               Class A   Class B   Capital      Deficit      Income         Total
                                                               -------   -------  ----------  ----------- -------------  -----------
Balance, December 31, 1997.....................................    4.5        --       689.0       (131.6)     (2.5)       559.4
    Net loss...................................................     --        --          --       (124.9)       --       (124.9)
 Issuance of 1,353,785 shares of Class A
     common stock related to the exercise of stock options.....     --        --         3.7           --        --          3.7
 Issuance of 70,508 shares of Class A common
     stock in connection with the acquisition of NewCom
     Technologies, Inc. and NewCom OSP Services, Inc...........     --        --         3.2           --        --          3.2
 Issuance of 151,019 shares of Class A common stock   in
     connection with the acquisition of certain assets of
     Communications Cable-Laying Company, Inc..................     --        --         6.0           --        --          6.0
 Issuance of 70,672 shares of Class A common
     stock in connection with the acquisition of
     of Inlet, Inc.............................................     --        --         2.4           --        --          2.4
 Issuance of 82,602 shares of Class A common stock
     to participants in the 401(k) profit-sharing plans........     --        --         2.6           --        --          2.6
 Issuance of 132,893 shares of Class A common stock
     to participants in the Employee Stock Purchase Plan.......     --        --         3.7           --        --          3.7
 Amortization of compensation expense related to
     stock options.............................................     --        --         5.9           --        --          5.9
    Other comprehensive income.................................     --        --          --           --       0.8          0.8
                                                                  ----  --------    --------    ---------    ------     --------
Balance, December 31, 1998.....................................    4.5        --       716.5       (256.5)     (1.7)       462.8
    Net loss...................................................     --        --          --       (238.0)       --       (238.0)
 Issuance of 4,174,274 shares of Class A
     common stock related to the exercise of stock options.....     --        --        20.7           --        --         20.7
 Issuance of 25,397,456 shares of Class A common
     stock in connection with the acquisitions ................    0.3        --       487.7           --        --        488.0
 Issuance of 222,762 shares of Class A common stock
     to participants in the 401(k) profit-sharing plans........     --        --         4.9           --        --          4.9
 Issuance of 313,909 shares of Class A common stock
     to participants in the Employee Stock Purchase Plan.......     --        --         4.4           --        --          4.4
    Issuance of 1,150,000 shares of Series A preferred stock...     --        --       277.3           --        --        277.3
 Amortization of compensation expense related to
     stock options.............................................     --        --         6.9           --        --          6.9
 Issuance of 120,261 shares of Class A common stock to
     Series A preferred stockholders...........................     --        --         5.1           --        --          5.1
    Other comprehensive income.................................     --        --          --           --      76.4         76.4
                                                                  ----  --------    --------    ---------    ------     --------
Balance, December 31, 1999.....................................    4.8        --     1,523.5       (494.5)     74.7      1,108.5
  Net loss.....................................................     --        --          --       (531.7)       --       (531.7)
    Issuance of 23,162,175 shares of Class A
     common stock related to the exercise of stock options.....    0.2        --        52.0           --        --         52.2
    Issuance of 108,593,090 shares of Class A common
     stock in connection with the acquisitions ................    1.0        --     2,133.2         (0.9)       --      2,133.3
 Issuance of 208,229 shares of Class A  common stock
     to participants in the 401(k) profit-sharing plans........     --        --         3.9           --        --          3.9
  Issuance of 849,995 shares of Class A common stock
     to participants in the Employee Stock Purchase Plan.......    0.1        --        12.2           --        --         12.3
  Amortization of compensation expense related to
   stock options...............................................     --        --         5.5           --        --          5.5
  Issuance of 1,011,843 shares of Class A  common stock to
   Series A preferred stockholders.............................     --        --        19.4           --        --         19.4
  Other comprehensive income...................................     --        --          --           --     (47.3)       (47.3)
                                                                  ----  --------    --------    ---------    ------     --------
Balance, December 31, 2000.....................................   $6.1  $     --    $3,749.7    $(1,027.1)   $ 27.4     $2,756.1
                                                                  ====  ========    ========    =========    ======     ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)

                                                                                                   Year Ended December 31,
                                                                                              ---------------------------------
                                                                                                 2000        1999        1998
                                                                                              ---------   ---------    --------
Cash Flows from Operating Activities
  Net loss................................................................................    $  (477.3)  $  (220.3)   $(124.9)
  Adjustments to reconcile net loss to net cash (used in)
   operating activities:
     Depreciation.........................................................................        211.4       105.6       53.3
     Amortization.........................................................................        198.2        85.1       34.7
     Accretion of interest on senior discount notes.......................................         43.1        38.9       35.1
     Changes in assets and liabilities, net of effects
      of acquisitions:
        (Increase) in trade receivables...................................................        (63.4)      (20.7)      (6.4)
        Decrease (Increase) in inventory..................................................          3.3       (12.7)      (8.2)
        (Increase) decrease in deferred expenses..........................................         (9.1)       (4.0)       0.9
        (Increase) decrease in prepaid expenses and other.................................         63.2        10.2      (34.3)
        (Increase) in other assets........................................................        (90.9)      (27.2)     (13.6)
        Increase (decrease) in accounts payable and
         accrued expenses.................................................................        (83.0)      (16.9)      32.2
        Increase in deferred revenue......................................................         11.0        10.5        4.6
        Increase in customer deposits.....................................................         19.4         9.3        4.1
                                                                                              ---------   ---------    -------
          Net cash used in operating activities...........................................       (174.1)      (42.2)     (22.5)
                                                                                              ---------   ---------    -------

Cash Flows from Investing Activities
  Purchase of property and equipment......................................................     (1,239.3)     (599.7)    (289.9)
  Available-for-sale securities:
     Purchases............................................................................       (599.8)   (1,247.3)    (607.4)
     Sales................................................................................        111.5       144.3      264.4
     Maturities...........................................................................      1,357.5       391.5      242.0
  Business acquisitions...................................................................        (30.4)     (230.8)     (27.8)
  Dividends received......................................................................          4.2          --         --
  Other...................................................................................          1.7        (8.9)      (5.2)
                                                                                              ---------   ---------    -------
          Net cash used in investing activities...........................................       (394.6)   (1,550.9)    (423.9)
                                                                                              ---------   ---------    -------

Cash Flows from Financing Activities
  Payments on contracts and notes payable.................................................           --       (26.2)     (11.1)
  Proceeds from long-term debt............................................................        565.6       485.8      583.9
  Payments on long-term debt..............................................................       (345.3)     (279.2)     (10.9)
  Net proceeds from issuance of common stock..............................................         64.5        18.0        7.7
  Net proceeds from preferred stock - Series A............................................           --       278.1         --
  Net proceeds from preferred stock - Series B and C......................................         (1.0)      998.7         --
  Payments of preferred stock dividends...................................................        (26.3)      (10.3)        --
                                                                                              ---------   ---------    -------
          Net cash provided by financing activities.......................................        257.5     1,464.9      569.6
                                                                                              ---------   ---------    -------

          Net increase (decrease) in cash and cash equivalents............................       (311.2)     (128.2)     123.2
Cash and cash equivalents:
  Beginning...............................................................................        326.9       455.1      331.9
                                                                                              ---------   ---------    -------
  Ending..................................................................................    $    15.7   $   326.9    $ 455.1
                                                                                              =========   =========    =======

Supplemental Disclosure of Cash Flow Information
  Cash payment for interest...............................................................    $   148.4   $   108.8    $  37.7
                                                                                              =========   =========    =======
Supplemental Schedule of Noncash Investing and Financing Activities
  Capital leases incurred for the acquisition of property and equipment...................    $    11.8   $    10.3    $   5.9
                                                                                              =========   =========    =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Nature of business: McLeodUSA Incorporated (the "Company") is incorporated in Delaware and through its subsidiaries provides communications services to customers nationwide. The Company's business is highly competitive and is subject to various federal, state and local regulations.

     The Company derives most of its revenue from its core business of providing communication services, including:

          .    local and long distance services
          .    dial and dedicated Internet access
          .    higher bandwidth Internet access services, such as digital subscriber line (DSL) and cable modem
          .    value-added services such as virtual private networks and web hosting
          .    bandwidth leasing and colocation services
          .    facilities and services dedicated for a particular customer's use
          .    telephone and computer sales, leasing, networking, service and installation
          .    other communications services, including video, cellular,
               operator, payphone, mobile radio and paging services

     The Company also derives revenue from the following services related to our core business:

          .    sale of advertising in print and electronic telephone directories
          .    traditional local telephone company services in east central
               Illinois and southeast South Dakota
          .    telemarketing services

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A summary of the Company's significant accounting policies is as follows:

Principles of consolidation: The accompanying financial statements include those of the Company and its subsidiaries, substantially all of which are wholly-owned. All significant intercompany items and transactions have been eliminated in consolidation.

Regulatory accounting: Illinois Consolidated Telephone Company ("ICTC") and Dakota Community Telephone, Inc., independent local exchange carriers (together the "ILECs") and wholly-owned subsidiaries of the Company, prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). Management periodically reviews the criteria for applying these provisions to determine whether continuing application of SFAS No. 71 is appropriate. Management believes that such criteria are still being met and therefore has no current plans to change its method of accounting.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 1.   Nature of Business and Significant Accounting Policies--(Continued)

In analyzing the effects of discontinuing the application of SFAS No. 71, management has determined that the useful lives of plant assets used for regulatory and financial reporting purposes are consistent with generally accepted accounting principles in the United States and therefore, any adjustments to telecommunications plant would be immaterial, as would be the write-off of regulatory assets and liabilities.

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

Trade receivables: Trade receivables include certain unbilled revenue from installment contracts related to the publication of telephone directories and recoverable costs not yet billed on network contracts. It is anticipated that a substantial portion of all such amounts at December 31, 2000 and 1999 will be collected within one year (see Note 2).

Inventory:   Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems. All inventory is classified as raw materials.

Property and equipment: Property and equipment is stated at cost. Network in progress includes construction costs, including interest, capitalized during the construction and installation of fiber optic telecommunications networks. These costs are considered in progress until the networks become operational at which time the costs are reclassified as telecommunications network assets. Interest expense was also capitalized as part of the construction of the Company's headquarters buildings and the development of the Company's software.

The ILECs' property and equipment for their regulated operations is summarized as follows at December 31, 2000 (in millions):

Telephone plant:
 In service....................................................................   $150.4
 Under construction............................................................      1.5
                                                                                  ------
                                                                                   151.9
 Less accumulated depreciation.................................................    (29.5)
                                                                                  ------
                                                                                  $122.4
                                                                                  ======

When regulated property and equipment are retired, the original cost, net of salvage, is charged against accumulated depreciation. The cost of maintenance and repairs of property and equipment including the cost of replacing minor items not constituting substantial betterments is charged to operating expense.


The provision for depreciation of regulated property and equipment is based upon remaining life rates for property placed in service through 1980 and equal life rates for property additions placed in

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 1.   Nature of Business and Significant Accounting Policies--(Continued)

service after 1980. The regulated provision is equivalent to an annual composite rate of 6.85% for 2000.

The provision for depreciation of nonregulated property and equipment is recorded using the straight-line method based on the following estimated useful lives:

                                                                         Years
                                                                       ---------
     Buildings......................................................     20-39
     Telecommunications networks....................................      5-15
     Furniture, fixtures and equipment..............................      2-10

The Company's telecommunications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes in the estimated economic lives of these assets.

Other investments: Other investments primarily includes approximately $20.8 million for a minority interest in a limited partnership which provides cellular services to customers in east central Illinois. The Company follows the equity method of accounting for this investment, which recognizes the Company's proportionate share of the income and losses accruing to it under the terms of its partnership agreement.

Goodwill: Goodwill resulting from the Company's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and the acquisitions are periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $185.4 million and $52.1 million at December 31, 2000 and 1999, respectively.

Other intangibles: Other intangibles consist of customer lists and noncompete agreements related to the Company's acquisitions, line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the average lives of residential and business customer contracts. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $113.0 million and $60.7 million at December 31, 2000 and 1999, respectively.

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

The ILECs' toll revenue is provided through a combination of billed carrier access charges, traditional end-user billed toll revenues, interstate tariffed subscriber line charges and ICTC's share of revenues and expenses from the non-traffic sensitive pool administered by the National Exchange Carrier Association.

The ILECs' prescribed rate of return on interstate access revenues for 2000 continues to be 11.25%, as it has been since the FCC's represcription order in December 1990. The FCC's rate of return rules also establishes a maximum for the overall interstate rate of return by allowing up to 0.25% over the prescribed rate, and also establishes a maximum rate of return for each individual access element by allowing up to 0.40% over the prescribed rate per element.

Fees from telemarketing contracts are recognized as revenue in the period the services are performed.

Revenues from directories are recorded upon publication.

Customer deposits consist of cash received from customers at the time a sales contract is signed. They are recorded as revenue when the related directory is published or when the related service is performed.

Effective January 1, 2000, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB No. 101"), the Company changed its accounting for certain activation and reactivation fees charged to its customers and for certain inducements paid to acquire new customers. The Company now defers these fees and inducements and records the related revenue and reduction of revenue over the average customer contract periods rather than recording the revenues
and charges when received or paid.   This change in accounting policy did not
have a material effect on results of operations or financial position.

Cost of service and deferred expenses: Cost of service includes local and long-distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services to customers in the ILEC's service area and the cost of operating the Company's fiber optic telecommunications networks. Cost of service also includes production costs associated with the publication of directories and direct costs associated with telemarketing services and the sale and installation of telephone systems.

Deferred expenses consist of production and selling costs on unpublished directory advertising orders. They are expensed when the related directory is published and the related revenue of the directory is recognized.

Key business suppliers: Qwest, Ameritech/SBC and Verizon are the Company's primary suppliers of non-owned local central office switching and local lines.

Stock options issued to employees: The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for the financial

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 1.   Nature of Business and Significant Accounting Policies--(Continued)

reporting of its stock-based employee compensation plans. As permitted under SFAS 123, the Company measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options.

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

Loss per common share: Loss per common share has been computed using the weighted average number of shares of common stock outstanding. All stock options granted and the convertible preferred stock outstanding are anti-dilutive, and therefore excluded from the computation of earnings per share. In the future, the stock options and convertible preferred stock may become dilutive.

Fair value of financial instruments: The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. The fair value of the Company's long-term debt is estimated to be $2.6 billion based on the quoted market rates for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

Common stock splits: On June 30, 1999, the Company announced a two-for-one stock split in the form of a stock dividend on the Company's Class A common stock. The record date for the stock split was July 12, 1999 and the distribution of the additional shares took place on July 26, 1999. On February 29, 2000, the Company announced a three-for-one stock split in the form of a stock dividend on the Company's Class A common stock. The record date for the stock split was April 4, 2000 and the distribution of the additional shares took place on April 24, 2000. All share data in the consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock splits.

Reclassifications: Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to be consistent with the presentation in the 2000 consolidated financial statements.

Note 2.   Trade Receivables

     The composition of trade receivables, net is as follows:

                                                               December 31
                                                          ---------------------
                                                           2000           1999
                                                          ------         ------
                                                               (In millions)

          Billed                                          $323.4         $165.7
          Unbilled                                         120.4           59.5
                                                          ------         ------
                                                           443.8          225.2
     Less allowance for doubtful accounts
      and discounts....................................    (89.8)         (41.4)
                                                          ------         ------
                                                          $354.0         $183.8
                                                          ======         ======

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 3. Investments

At December 31, 2000, the Company held $18.3 million and $44.3 million in corporate debt securities and marketable equity securities, respectively. At December 31, 1999, the Company held $1,123.8 million, $23.0 million and $89.7 million in corporate debt securities, United States Government and governmental agency securities and marketable equity securities, respectively. The Company has classified these securities as available-for-sale, and at December 31, 2000 and 1999, the debt securities' amortized cost approximates fair value. The marketable equity securities have been recorded at their fair market value at December 31, 2000. The available-for-sale securities have been classified as cash and cash equivalents, and investment in available-for-sale securities-current, with $2.1 million and $60.5 million, respectively, being recorded in each classification at December 31, 2000. Also reported in investments is $4.2 million of restricted cash held as collateral to support outstanding letters of credit assumed under the Splitrock acquisition. At December 31, 1999, $302.4 million and $934.1 million, were recorded as cash and cash equivalents and available-for-sale securities, respectively.

The contractual maturities of the available-for-sale securities of $18.3 million and $1,237 million in 2000 and 1999, respectively, are due within one year. Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. The amount classified as current assets on the accompanying balance sheets represent the expected maturities of the debt securities during the next year.

Note 4. Pledged Assets and Debt

On May 31, 2000, the Company entered into $1.3 billion of Senior Secured Credit Facilities (together the "Credit Facilities") with a syndicate of financial institutions. The credit facilities consist of (1) a seven year Senior Secured Revolving Facility with an aggregate principal amount of $450 million (the "Revolving Credit Facility"), (2) a seven year Senior Secured Multi-Draw Term Loan Facility with an aggregate principal amount of $275 million ("Tranche A Term Facility"), and (3) an eight year single draw Senior Secured Term Loan with an aggregate principal amount of $575 million ("Tranche B Term Facility"). The Tranche A Term Facility provides for multiple ($50 million minimum) draws for the first 24 months of the agreement at which time any undrawn commitments expire. At December 31, 2000, the Tranche B Term Facility was drawn in full and the balance of the Tranche A Term Facility and Revolving Credit Facility remained undrawn.

The Credit Facilities are secured by (1) a first priority pledge of all the capital stock owned by the Company and by each subsidiary, and (2) a perfected first priority security interest in substantially all of the Company's tangible and intangible assets and, to the extent of $100 million, by the assets of each subsidiary. In addition, telecommunications assets acquired with proceeds or refinanced from the Credit Facilities serve as collateral.

Interest on the Credit Facilities is payable quarterly at LIBOR plus 1% to LIBOR plus 3.25% based on the Company's debt rating. At December 31, 2000, the Company's interest rates were LIBOR plus 2.25% on the Revolving Facility and Tranche A Term Facility, and LIBOR plus 3.0% on the Tranche B Term Facility (9.21% at December 31, 2000). A commitment fee of 0.5% to 1.0% per annum is charged on the undrawn portion of the commitment relating to the Revolving Facility and the Tranche A Term Facility. During 2000, the commitment fee on the unused portion of the Credit Facilities was $4.2 million.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 4. Pledged Assets and Debt--(Continued)

Upon the acquisition of Splitrock Services, Inc., all of their 11.75% Senior Notes due 2008 remained outstanding. The debt was recorded by the Company at fair market value, as determined by quoted market prices on the date of acquisition. On July 11, 2000 the Company completed its offer, commenced on May 31, 2000, to purchase all of the outstanding Splitrock Senior Notes. The Company recognized an extraordinary charge of $24.4 million or $0.04 per share as a result of the repurchase. The cost to repurchase the notes was the aggregate of the principal amount of $260.9 million plus accrued interest and call premium of $55.4 million.

On October 30, 2000, in conjunction with the CapRock Communications Corp. acquisition, the Company made an offer to exchange (the "Exchange Offer") CapRock's $210 million 11.5% Senior Notes due May 1, 2009 and $150 million 12% Senior Notes due July 15, 2008 ("CapRock Senior Notes") for McLeodUSA. $210 million 11.5% Senior Notes due May 1, 2009 and $150 million 12% Senior Notes due July 15, 2008 (together the "McLeodUSA Exchange Notes"). The Company filed a registration statement with the SEC for the registration of the McLeodUSA Notes. The Exchange Offer was completed on December 14, 2000, at which time all of the CapRock Senior Notes were exchanged for the McLeodUSA Exchange Notes. Interest on $210 million of the McLeodUSA Exchange Notes is payable in cash semi-annually in arrears on May 1 and November 1, commencing May 1, 2001. Interest on $150 million of the McLeodUSA Exchange Notes is payable in cash semi-annually in arrears on January 15 and July 15, commencing January 15, 2001. The McLeodUSA Exchange Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness.

The $210 million and $150 million CapRock Senior Notes were recorded by the Company upon acquisition, net of discounts of $7.7 million and $1.2 million, respectively. The fair market values were determined based upon quoted market prices on the date of acquisition. The discount will be amortized as a component of interest expense over the life of the senior notes to their $210 million and $150 million face values by May 1, 2009 and July 15, 2008, respectively.

On February 22, 1999, the Company completed a private offering of its 8 1/8% Senior Notes due February 15, 2009, for which the Company received net proceeds of approximately $485.8 million. All of the February 1999 privately placed Senior Notes were exchanged in July 1999 for publicly registered Senior Notes having the same principal amount and interest rate. Interest on the February 1999 Senior Notes is payable in cash semi-annually in arrears on August 15 and February 15. The February 1999 Senior Notes rank pari passu in right of payment with all existing and future senior unsecured indebtedness of the Company and rank senior in right of payment to all existing and future subordinated indebtedness.

Covenants associated with most of the Company's debt impose operating and financial restrictions on the Company and its subsidiaries. These restrictions, among others, affect, and in certain cases significantly limit or prohibit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. These covenants also require the maintenance of certain financial covenants and minimum access service lines. These conditions were satisfied as of December 31, 2000.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 4. Pledged Assets and Debt--(Continued)

     The Company's debt consisted of the following at December 31, 2000 and 1999:

                                                                                         2000       1999
                                                                                       --------   --------
                                                                                            (In millions)
Tranche B Term Facility, variable rate due May 30, 2008.........................       $  575.0   $     --
10 1/2% Senior Discount Notes due March 1, 2007.................................          443.9      400.8
9 1/4% Senior Notes due July 15, 2007...........................................          225.0      225.0
8 3/8% Senior Notes due March 15, 2008..........................................          300.0      300.0
9 1/2% Senior Notes due November 1, 2008........................................          300.0      300.0
8 1/8% Senior Notes due February 15, 2009.......................................          500.0      500.0
11 1/2% Senior Notes due May 1, 2009............................................          202.3         --
12% Senior Notes due July 15, 2008..............................................          148.8         --
Greene County Partners, Inc. senior notes due in quarterly payments of
$450,000 bearing interest at 6.35% and maturing in April 2001...................            9.9       11.7
ICTC Series K, 8.620% First Mortgage Bonds due September 2022 (A)...............           10.0       10.0
ICTC Series L, 7.050% First Mortgage Bonds due October 2013 (A).................           10.0       10.0
Capitalized Lease payable, due in various installments payments, bearing
  interest at 3.90% to 11.5%, with final payment due in December 2004...........           30.9       11.5
Note payable due in various annual installments, including
 interest at 8.25%, through 2006. Collateralized by publishing
  rights to purchased directories...............................................            0.5        0.5
Other long-term borrowings, due in various installments
 bearing interest at rates ranging from 0% to 9.75%
  through March 2004............................................................            3.1        3.5
Note Payable, bearing interest at 5%, due January, 2000.........................             --        4.6
Incentive compensation agreements, due in various
  estimated amounts plus interest at 6.0% through
  January 2001..................................................................            0.1        0.6
                                                                                       --------   --------
                                                                                        2,759.5    1,778.2
Less current maturities.........................................................           27.3       14.4
                                                                                       --------   --------
                                                                                       $2,732.2   $1,763.8
                                                                                       ========   ========

________________________
(A) ICTC's first mortgage bonds are collateralized by substantially all real and personal property of the subsidiary. The bond indenture contains various provisions restricting, among other things, the payment of dividends and repurchase of its own stock. Early redemption of the Series K and Series L Bonds is permitted.


In 1996, the Company used a portion of the proceeds from the Company's initial public offering to pay off all existing indebtedness under three line of credit facilities, which were then canceled. Options to purchase shares of Class B common stock, $.01 par value, of the Company were granted to a stockholder which had guaranteed borrowings under two of the facilities. The Company used the Black-Scholes model to determine the value of the options, which was approximately $3.4 million, at the date of grant. This value was being amortized over the vesting period of the options. Upon cancellation of the credit facilities, the options' vesting schedule and amortization of the fair value of the options were terminated. A total of 4,687,500 and 7,804,128 Class B common stock options were outstanding at December 31, 2000 and December 31, 1999, respectively.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 4. Pledged Assets and Debt--(Continued)

Principal payments required on the outstanding debt at December 31, 2000 are as follows (in millions):


         2001                                            $   27.3
         2002                                                14.4
         2003                                                 4.5
         2004                                                 6.6
         2005                                                 5.8
         Later years..........................            2,700.9
                                                         --------
                                                         $2,759.5
                                                         ========

Note 5. Leases and Commitments

Leases: The Company leases certain of its office and network facilities under noncancelable agreements which expire at various times through September 2022. These agreements require various monthly rentals plus the payment of applicable property taxes, maintenance and insurance. The Company also leases vehicles and equipment under both operating and capital lease agreements which expire at various times through January 2009 and require various monthly rentals. Amortization on the capitalized assets is included in depreciation expense. Interest rates are imputed at 3.9% to 11.5%.


The total minimum commitment at December 31, 2000 under the operating and capital leases mentioned above is as follows (in millions):

                                                     Capital     Operating
                                                     Leases       Leases
                                                     ------       ------
2001............................................     $19.6       $ 37.6
2002............................................      13.8         29.9
2003............................................       0.7         33.7
2004............................................       0.1         31.7
2005............................................        --         25.3
Remaining.......................................        --         79.3
                                                     ------      -------
                                                      34.2        237.5
                                                                 =======
Less amount representing interest...............       3.3
                                                     ------
Present value of net minimum lease payments.....      30.9
Less current portion of obligations under
 capital leases.................................      16.5
                                                     -----
Long-term obligations under capital leases......      14.4
                                                     =====

The total rental expense included in the consolidated statements of operations for 2000, 1999 and 1998 is approximately $59.1 million, $21.9 million, and $19.8 million, respectively, which also includes short-term rentals for office facilities.

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

Note 6. Income Tax Matters

Net deferred taxes consist of the following components as of December 31, 2000 and 1999:


                                                                2000       1999
                                                               ------     ------
                                                                 (In millions)
    Deferred tax assets:
      Net operating loss carryforwards....................     $586.1     $214.0
      Accruals and reserves not currently deductible......       48.3       35.9
      Deferred revenues...................................        8.9       11.3
      Intangibles and other assets........................        9.1        8.5
      Other...............................................       10.2        5.1
                                                               ------     ------
                                                                662.6      274.8
      Less valuation allowance............................      520.5      169.6
                                                               ------     ------
                                                                142.1      105.2
                                                               ------     ------
    Deferred tax liabilities:
      Property and equipment..............................       60.6       64.3
      Other investments...................................       21.3       15.9
      Differences in revenue recognition..................        3.9        9.6
      Deferred line installation cost.....................       43.5       11.9
      Other...............................................       12.8        3.5
                                                               ------     ------
                                                                142.1      105.2
                                                               ------     ------
                                                               $   --     $   --
                                                               ======     ======

A valuation allowance has been recognized to offset the related net deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $1,357 million which expire in various amounts in the years 2008 to 2020.

The income tax rate differs from the U. S. Federal income tax rate for 2000, 1999 and 1998 due to the following:

                                                                           2000      1999     1998
                                                                           ----      ----     ----
     "Expected" tax (benefit) rate.....................................    (35)%     (35)%    (35)%
     Percent increase (decrease) in income taxes resulting from:
     Change in valuation allowance.....................................      33        36       34
     Tax deductions due to exercises of incentive stock options........      (9)       (7)      (2)
     Goodwill amortization for stock purchases.........................      11         5        6
     Other.............................................................       0         1       (3)
                                                                           ----      ----     ----
                                                                             --%       --%      --%
                                                                           ====      ====     ====

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 7. Stock-based Compensation Plans

At December 31, 2000, the Company has various stock-based compensation plans which are described below. Grants under the Company's stock option plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25 and related Interpretations. The Company granted a total of 9,922,128 stock options in January and February 1996 at an exercise price of $0.445 per share. The estimated aggregate fair market value of these options at the date of grant was later determined to exceed the aggregate exercise price by approximately $9,190,000. Additionally, in September 1997, the Company granted a total of 8,813,670 stock options at an exercise price of $4.08 per share. The aggregate fair market value of these options at the date of grant exceeded the aggregate exercise price by approximately $15,790,000. As a result, the Company is amortizing these amounts over the four-year vesting period of the options. Compensation cost of $4,995,000, $6,629,000, and $5,820,000 has been charged to income for the years ended December 31, 2000, 1999 and 1998, respectively, using the intrinsic value based method as prescribed by APB No. 25. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards granted during 2000, 1999 and 1998, as prescribed by SFAS No. 123, reported net loss and loss per common share would have been as follows (in millions, except per share data):



                                                              December 31,
                                                   -----------------------------
                                                     2000       1999      1998
                                                   -------    -------   --------
Pro forma net loss...............................  $(744.4)   $(307.6)  $(151.2)
Pro forma loss per common share..................    (1.33)     (0.69)    (0.40)

1992, 1993 and 1995 Incentive Stock Option Plans: The Company has reserved 4,144,608 shares of its Class A common stock, $.01 par value ("Class A common stock"), for issuance to employees under the 1992, 1993 and 1995 Incentive Stock Option Plans. Options outstanding under these plans were granted at prices equal to the estimated fair market value on the dates of grant as determined by the Company's Board of Directors. Under the 1992 and 1993 plans, all options granted become exercisable at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant. Under the 1995 plan, all options, except for options granted to the Company's chairman and chief executive officer, become exercisable at a rate of 25% per year, on a cumulative basis, beginning five years from the date of grant. The options granted to the Company's chairman and chief executive officer vest at a rate of 20% per year on a cumulative basis. All options granted under the 1995 plan expire ten years after the date of grant. These plans have been superseded by the 1996 Employee Stock Option Plan, and no future grants of options will be made under these plans.

1996 Employee Stock Option Plan: In 1997, the Company's stockholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of Class A common shares available under the plan to 225,000,000 shares from 27,150,000 shares. At December 31, 2000, after adjusting for option exercises, the Company has reserved 206,610,493 shares of Class A common stock for issuance under the plan, which supersedes the 1992, 1993 and 1995 Incentive Stock Option Plans. The exercise price for incentive stock options granted under this plan is no less than the fair market value, as defined in the Plan of the Company's Class A common stock on the date of the grant (or 110% of the fair market value if the grantee beneficially owns more than 10% of the outstanding Class A common stock). The options granted expire ten years after the grant date (or five years after the grant date if the grantee beneficially owns more than 10% of the outstanding Class A common stock) and vest over periods determined by the Compensation Committee. However, options will qualify as incentive stock options only to the extent that the aggregate exercise price for options that become first exercisable by an employee in any calendar year does not exceed $100,000. The 1996 Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 7. Stock-based Compensation Plans(Continued)

In 2000, in connection with the Splitrock and CapRock acquisitions, the Company substituted 9,051,372 options under the 1996 Employee Stock Option Plan for options which were outstanding under Splitrock and CapRock option plans at the time of acquisition. The options were converted to the Company's plan based on a conversion ratio, which resulted in a different number of options and exercise price than the options originally granted by Splitrock or CapRock, but retained the same terms as the original grant, including the grant date, expiration date, vesting schedule and total exercise cost.

Directors' Stock Option Plan:   The Company has reserved, after adjusting for
option exercises, 3,986,250 shares of Class A common stock for issuance under the Directors' Plan to directors who are not officers or employees of the Company. The Director's Plan was adopted and approved by the stockholders in 1993. The Plan was amended and restated in 1996 to be a "formula" plan providing for an automatic grant of options to eligible directors. In 1999 a further amendment and restatement to the Plan was adopted and approved by stockholders. Under the Plan as currently amended and restated each eligible director who commences service after the 1999 amendment and restatement will be granted an initial option to purchase from 60,000 to 120,000 shares of Class A common stock, such amount to be determined by the Board of Directors in its discretion. Each such eligible director also will be granted an additional option to purchase up to 60,000 shares of Class A common stock after each subsequent annual meeting of the stockholders. In addition each eligible director may receive discretionary options to purchase shares of Class A common stock as may be determined by the Board of Directors in its discretion.
However, no more than an aggregate of 600,000 shares of Class A common stock may be granted as discretionary options under the plan as currently amended and restated. Options granted under the Directors' Plan vest at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant (ten years after the date of grant for options granted under the amended and restated
plan). However, upon a change in control of the Company as defined in the Directors' Plan, all options will become fully exercisable. The Company has the right to repurchase any Class A common stock issued pursuant to the exercise of an option granted under this plan that is offered for sale to an individual who is not an employee or director of the Company. The Directors' Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

The fair value of each grant under the Company's stock option plans is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: no expected dividends, risk-free interest rates of 6.36%, 6.26% and 4.65%; price volatility of 90.52%, 68.44% and 59.39% and expected lives of 4 years for grants in 2000, 1999 and 1998.

Employee Stock Purchase Plan:   Under the stock purchase plan, employees may
purchase up to an aggregate of 6,000,000 shares of Class A common stock through payroll deductions. Employees of the Company who have been employed more than 90 days and who are regularly scheduled to work more than 20 hours per week are eligible to participate in the plan, provided that they own less than five percent of the total combined voting power of all classes of stock of the Company. The purchase price for each share will be determined by the Compensation Committee, but may not be less than 85% of the closing price of the Class A common stock on the first or last trading day of the applicable purchase period, whichever is lower. No employee may purchase in any calendar year Class A common stock having an aggregate fair value in excess of $25,000 as determined by the closing price of the Class A common stock on the first trading day of the relevant purchase period or periods. Upon termination of employment, an employee other than a participating employee who is subject to Section 16(b) under the Securities Exchange Act of 1934, as amended, will be refunded all moneys in his or her account and the employee's option to purchase shares will terminate. The plan will terminate in March 2006, unless terminated earlier by the Board of Directors. The Company

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 7. Stock-based Compensation Plans(Continued)

implemented this plan effective February 1, 1997. Under the plan, the Company sold 849,995 shares of Class A common stock in 2000, 941,727 shares in 1999 and 797,358 shares in 1998. The fair value of the employees' purchase rights was calculated for disclosure purposes using the Black-Scholes model with the following assumptions: an expected life of 6 months in 2000 and 12 months in both 1999 and 1998; a risk-free interest rate of 6.36% in 2000, 6.26% in 1999 and 4.65% in 1998; expected volatility of 90.52% in 2000, 68.44% in 1999 and 59.39% in 1998; and no expected dividends. The weighted average fair value of each purchase right granted in 2000 was $7.25, in 1999 was $6.05 and in 1998 was $5.38.

A summary of the status of the Company's stock option plans as of and for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands, except price data):


                                                                                                                 Weighted-
                                                                                                                  Average
                                                                                                                  Exercise
                                                                                                  Shares           Price
                                                                                              ---------------  --------------
Outstanding at January 1, 1998.................................................................       63,648           $ 2.40
   Granted.....................................................................................       37,638             5.21
   Exercised...................................................................................       (8,238)            0.45
   Forfeited...................................................................................      (19,422)            5.98
                                                                                                     -------
Outstanding at December 31, 1998...............................................................       73,626             3.12
   Granted.....................................................................................       44,961             7.33
   Exercised...................................................................................      (12,483)            1.87
   Forfeited...................................................................................       (4,830)            5.36
                                                                                                     -------
Outstanding at December 31, 1999...............................................................      101,274             4.99
                                                                                                     -------
   Granted.....................................................................................       43,190            19.03
   Substituted and converted in connection with acquisitions...................................        9,051             9.55
   Exercised...................................................................................      (19,438)            2.61
   Forfeited...................................................................................       (7,176)           11.44
                                                                                                     -------
Outstanding at December 31, 2000...............................................................      126,901            10.08
                                                                                                     =======



                                                                                                   Number of Options
                                                                                        ---------------------------------------
                                                                                              2000            1999         1998
                                                                                           -------         -------      -------
  Exercisable, end of year............................................................      31,938          21,279       16,656
                                                                                           =======         =======      =======
  Weighted-average fair value per option of options granted
          during the year.............................................................     $ 12.48         $  4.11      $  3.03
                                                                                           =======         =======      =======

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 7. Stock-based Compensation Plans(Continued)

Other pertinent information related to the options outstanding at December 31, 2000 is as follows:


                                                      Options Outstanding                     Options Exercisable
                                        ------------------------------------------------   --------------------------
                                                        Weighted-
                                                         Average         Weighted-                          Weighted-
                                                        Remaining         Average                            Average
                                          Number       Contractual       Exercise             Number        Exercise
       Range Of Exercise Prices         Outstanding       Life             Price            Exercisable       Price
       ------------------------         -----------    -----------       ---------          -----------    ----------
$0.13 to $0.70........................    5,613,277       3.5             $ 0.45              4,600,777      $ 0.47
$0.71 to $2.96........................    9,649,745       6.1               2.89              3,066,702        2.74
$3.10 to $4.96........................   26,683,083       7.5               4.26             10,822,652        4.28
$5.02 to $7.50........................   25,905,303       8.0               6.30              6,465,261        6.11
$7.51 to $11.25.......................   13,969,322       8.5               8.25              3,490,235        8.32
$11.26 to $16.87......................    7,308,031       9.1              13.88              2,173,953       14.02
$17.25 to $17.54......................   24,587,479       3.9              17.52                 27,181       17.28
$17.55 to $20.46......................    9,656,333       9.2              20.42                165,950       18.28
$20.47 to $30.70......................    2,531,150       9.2              22.22                132,829       23.15
$30.71 to $124.48.....................      996,859       8.8              71.99                992,017       72.09
                                        -----------                                          ----------
                                        126,900,582       7.0             $10.08             31,937,557      $ 7.33
                                        ===========                                          ==========

In addition, options to purchase shares of Class B common stock were granted to a stockholder which had guaranteed borrowings under certain credit facilities which were paid off with a portion of the proceeds from the Company's initial public offering. Those options which are still held by the stockholder have an exercise price of $0.2444 and were fully vested at December 31, 2000.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 8. Capital Stock Information and Stockholders' Agreements

Authorized Capital Stock. Under the certificate of incorporation, the Company has the authority to issue 2,034,000,000 shares of capital stock, consisting of 2,000,000,000 shares of Class A common stock, par value $.01 per share; 22,000,000 shares of Class B common stock, par value $.01 per share; 2,000,000 shares of serial preferred stock, par value $.01 per share; and 10,000,000 shares of Class II serial preferred stock, par value $.001 per share.

Redeemable Convertible Preferred Stock: Pursuant to a Stock Purchase Agreement dated August 30, 1999 (the "Stock Purchase Agreement"), the Company issued on September 15, 1999 (the "Issue Date") 275,000 shares of Series B preferred stock, par value $.01 per share, ("Series B preferred stock") and 125,000 shares of Series C preferred stock, par value $.01 per share, ("Series C preferred stock" and together with the Series B preferred stock, the "Preferred Shares") through a private offering. Net proceeds from the financing amounted to approximately $1 billion. The Preferred Shares are redeemable on a proportionally equal basis, in whole or in part, by the Company at any time following the seventh anniversary of the Issue Date, or by the holders within 180 days following the tenth anniversary of the Issue Date. The Preferred Shares are convertible on a proportionally equal basis, at the Series B holders option, in whole or in part at any time into Class A Common Stock. Shares of each series will have a liquidation preference of $2,500.00 per share plus accrued and unpaid dividends, if any, and will be convertible into shares of the Company's Class A common stock at a rate of (a) the liquidation preference divided by (b) $36.50. Each share of Series B preferred stock is entitled to receive a quarterly dividend of approximately $31.82. Dividends are cumulative and payable quarterly on March 31, June 30, September 30, and December 31. If prior to the fifth anniversary of the Issue Date the Company pays a dividend on its Class A common stock, par value $.01 per share ("Class A common stock"), holders of the Preferred Shares shall be entitled to receive an equivalent dividend calculated on a common stock equivalent basis as if the Preferred Shares had been converted into Class A common stock. Holders of Series B preferred stock are not entitled to voting rights other than the right to vote as a series for the election of two additional members to the Board of Directors. Board representation decreases as the outstanding shares of the Series B preferred stock decreases. Holders of Series C preferred stock are not entitled to voting rights other than the right to vote as a series for the election of one observer to the Board of Directors. Board representation decreases as the outstanding shares of the Series C preferred stock decreases. The Series B and Series C preferred stock rank on a parity with the company's 6.75% Series A cumulative convertible preferred stock, par value $.01 per share (the "Series A preferred stock"), with respect to dividend rights and rights on liquidation.

Cumulative Convertible Preferred Stock: The Company issued one million shares of its Series A preferred stock on August 11, 1999 and an additional 150,000 shares on August 23, 1999. Holders of Series A preferred stock are entitled to receive cumulative dividends at an annual rate of 6.75% of the liquidation preference payable quarterly on each February 15, May 15, August 15 and November 15. The quarterly dividend is $4.21875 per share, payable at the Company's option in cash or shares of its Class A common stock. Series A preferred stock is convertible at the option of its holder, unless previously redeemed, at any time after the issue date, into shares of its Class A common stock at a conversion rate of 25.79979 shares of Class A common stock for each share of Series A preferred stock (representing a conversion price of $9.69 per share of Class A common stock), subject to adjustment in certain events. In addition, if on or after August 15, 2002, the closing price of its Class A common stock has equaled or exceeded 135% of the conversion price for at least 20 out of 30 consecutive business days, the Company will have the option to convert all of the Series A preferred stock into Class A common stock at the then current conversion rate. The holders of the Series A preferred stock will not be entitled to any voting rights unless payments of dividends on the Series A preferred stock are in arrears and unpaid for an aggregate of six or more quarterly dividend payments.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 8. Capital Stock Information and Stockholders' Agreements

Stockholders' Agreements: The Company has various agreements with significant stockholders, which among other things, restrict the sale of equity securities without the prior written consent of the Company and establish certain representation on the board of directors for certain significant stockholders. These Agreements terminate at various dates through December 31, 2002.

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

Note 10. Retirement Plans and Postretirement Benefits

Illinois Consolidated Telephone Company ("ICTC"), a wholly-owned subsidiary of the Company, maintains noncontributory defined pension and death benefit plans covering substantially all of its hourly employees. The pension benefit formula used in the determination of pension cost is based on the highest five consecutive calendar years' base earnings within the last ten calendar years immediately preceding retirement or termination. It is ICTC's policy to fund pension costs as they accrue subject to any applicable Internal Revenue Code limitations.

In addition to providing pension benefits, ICTC provides an optional retiree medical program to its salaried and union retirees and spouses under age 65 and life insurance coverage for the salaried retirees. All retirees are required to contribute to the cost of their medical coverage while the salaried life insurance coverage is provided at no cost to the retiree.

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

Note 10. Retirement Plans and Postretirement Benefit (Continued)

The change in benefit obligations and the change in plan assets for 2000 and 1999, and the components of net periodic benefit costs and the weighted-average assumptions for 2000, 1999 and 1998, are as follows (in millions):


                                                     Pension Benefits    Postretirement Benefits
                                                    ------------------  -------------------------
                                                       2000      1999          2000         1999
                                                     ------    ------         -----        -----
Change in benefit obligations
-----------------------------
Benefit obligation at beginning of year..........    $ 41.3    $ 45.1         $ 5.5        $ 4.6
Service cost.....................................        .7        .8            .1           .1
Interest cost....................................       3.0       2.9            .4           .4
Benefits paid....................................      (2.1)     (2.8)          (.2)         (.2)
Actuarial gains..................................      ( .4)     (4.7)          (.2)          .6
                                                     ------    ------         -----        -----
Benefit obligation at end of year................    $ 42.5    $ 41.3         $ 5.6        $ 5.5
                                                     ======    ======         =====        =====

Change in plan assets
---------------------
Fair value of plan assets at beginning of
 year............................................    $ 54.4    $ 52.2         $  --        $  --

Actual return on plan assets......................      1.7       5.0            --           --
Employer contributions............................       --        --            .2           .2
Benefits paid....................................      (2.1)     (2.8)          (.2)         (.2)
                                                     ------    ------         -----        -----
Fair value of plan assets at end of year.........    $ 54.0    $ 54.4         $  --        $ --
                                                     ======    ======         =====        =====




Funded status ...................................    $ 11.5    $ 13.1         $(5.5)       $(5.5)
Unrecognized net actuarial gain..................     (16.7)    (18.6)         (3.0)        (3.0)
Unrecognized prior service cost..................       3.5       4.0          (1.9)        (2.0)
Unrecognized transition (asset) or
 obligation......................................       (.1)      (.1)          3.6          3.9
                                                     ------    ------         -----        -----
Accrued benefit cost.............................    $ (1.8)   $ (1.6)        $(6.8)       $(6.6)
                                                     ======    ======         =====        =====


                                             Pension Benefits       Postretirement Benefits
                                         ------------------------  --------------------------

                                           2000    1999     1998      2000     1999     1998
                                          -----   -----    -----     -----    -----    -----
Components of net
periodic benefit costs
----------------------
Service cost............................  $  .7   $  .8    $  .7     $  .1    $  .1    $  .1
Interest cost...........................    3.0     2.9      3.9        .4       .4       .4
Expected return on plan assets..........   (4.2)   (4.1)    (5.0)       --       --       --
Amortization of prior service
      costs.............................     .5      .5       .5       (.2)     (.2)     (.2)
Amortization of transitional
      obligation........................     --      --       --        .4       .4       .4
Recognized actuarial gain...............   (1.1)    (.9)    (1.7)      (.2)     (.1)     (.2)
                                          -----   -----    -----     -----    -----    -----
Net periodic benefit cost...............  $(1.1)  $ (.8)   $(1.6)    $  .5    $  .6    $  .5
                                          =====   =====    =====     =====    =====    =====

Weighted-average assumption
as of December 31
----------------------------
Discount rate...........................    7.5%    7.5%       7%      7.5%     7.5%       7%
Expected return on plan assets..........      8%      8%       8%       --       --       --
Rate of compensation increase...........      5%      5%       5%        5%       5%       5%

                    McLEODUSA INCORPORATED AND SUBSIDARIES

Note 10. Retirement Plans an Postretirement Benefits (Continued)

The postretirement benefit obligation is calculated assuming that health-care costs increased by 8.0% in 2000 and 7.5% in 2001, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 5% in 2006 and subsequent years. The health-care cost trend rate has a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. For example, a one percentage point increase each year in the health-care trend rate would have the following effects:


                                            One Percentage            One Percentage
( in millions)                              Point Increase            Point Decrease
                                            ---------------           --------------
Effect on total of service and
 interest cost components in 2000                $0.04                      $0.04


Effect on year-end 2000
 postretirement benefit obligations              $ 0.4                      $(0.4)

The weighted average discount rate used in determining the benefit obligation was 7.5% in 2000.


The postretirement medical and life insurance benefit plans have been modified effective January 1, 1998 to provide benefits only to employees meeting certain age and years of service requirements as of January 1, 1998.


Prior to January 1, 2000, pension benefits for substantially all employees of DTG were provided through the National Telephone Cooperative Association Retirement and Security Program (a defined benefit plan) and Savings Plan (a defined contribution plan) (together the "NTCA Plans"). On January 1, 2000, employees of DTG were given the option of remaining in the NTCA Plans or joining the Company's 401(k) profit-sharing plan. Substantially all employees elected to participate in the Company's 401(k) profit-sharing plan. The Company continues to make annual contributions to the NTCA Plans equal to the amounts accrued for pension expense on the remaining employees. The Retirement and Security Program is a multi-employer plan and the accumulated benefits and plan assets are not determined or allocated separately by the individual employer. The total pension costs for 2000 and 1999 were $33,000 and $393,000.


The Company also has various 401(k) profit-sharing plans available to eligible employees. The Company contributed Company stock valued at approximately $3.9 million, $3.0 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. An additional discretionary 1998 contribution of stock valued at $1.5 million was also made.


In addition the Company has a nonqualified deferred compensation plan, which allows selected employees to defer a portion of any compensation received. Those deferred amounts are invested in various funds at December 31, 2000 to provide assets and accumulated earnings to offset the deferred compensation amounts due to the participating employees.

                    McLEODUSA INCORPORATED AND SUBSIDARIES

Note 11.   Acquisitions


Talking Directories, Inc. (Talking Directories) and Info America Phone Books, Inc. (Info America): On February 10, 1999, the Company acquired Talking Directories in exchange for 15.3 million shares of its Class A common stock. In a related and concurrent transaction, on February 10, 1999, the Company acquired Info America in exchange for 7.2 million shares of its Class A common stock.
The Company also paid outstanding obligations of Talking Directories and Info America of approximately $27 million.

Dakota Telecommunications Group, Inc. (DTG): On March 5, 1999, the Company acquired DTG in exchange for approximately 5.7 million shares of its Class A common stock, and the assumption of approximately $31 million in DTG debt.

Ovation Communications, Inc. (Ovation): On March 31, 1999, the Company acquired Ovation in exchange for approximately 33.6 million shares of its Class A common stock, and the payment of approximately $121.3 million in cash to the stockholders of Ovation. The total purchase price was approximately $310.2 million based on the average closing price of the Company's Class A common stock five days before and after the date of the acquisition agreement. The Company also assumed approximately $105.6 million in Ovation debt.

Access Communications Holdings, Inc. (Access) and S.J. Investments Holdings, Inc. (SJIH): On August 14, 1999, the Company acquired Access and SJIH in exchange for approximately 11.6 million shares of its Class A common stock, and the payment of $48.3 million in cash to the stockholders of Access and SJIH. The Company also assumed approximately $96.7 million in Access and SJIH debt.

Splitrock Services, Inc. (Splitrock): On March 30, 2000, the Company acquired Splitrock pursuant to the Amended Plan of Merger dated February 11, 2000, in exchange for approximately 93.2 million shares of Class A common stock. The total purchase price was approximately $2.3 billion based on the average closing price of the Company's Class A common stock five days before and after January 6, 2000, the initial date of the Merger Agreement. Approximately $261 million in Splitrock debt remained outstanding after the closing. This debt has been paid off (Note 4). The purchase price includes approximately $29.4 million of direct acquisition costs.

CapRock Communications Corp. (CapRock): On December 7, 2000, the Company acquired CapRock pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A common stock. The total purchase price was approximately $579 million based on average closing price of the Company's Class A common stock for the ten trading days beginning five days prior to October 2, 2000, the date the merger agreement was announced, and ending four days after such announcement, plus the principal amount of outstanding CapRock senior notes of $360 million. The purchase includes approximately $11 million of costs directly attributed to the merger.

                    McLEODUSA INCORPORATED AND SUBSIDARIES

Note 11. Acquisition--(Continued)

The following table summarizes the purchase price allocations for the Company's business acquisitions (in millions):

            Transaction Year:                                          2000            1999            1998
            -----------------                                        --------         -------           -----
            Cash purchase price...........................           $   30.4         $ 230.8           $27.8
            Acquisition costs.............................              112.2             8.7             0.2
            Contracts payable.............................                 --             3.0             9.3
            Option agreements.............................              103.3             0.8              --
            Promissory notes..............................               59.1            14.8             1.0
            Stock issued..................................            2,045.0           480.2            11.4
            Note received.................................                 --            (1.6)             --
                                                                     ----------------------------------------
                                                                     $2,350.0         $ 736.7           $49.7
                                                                     ========================================

            Working capital acquired, net.................           $  (88.1)        $ (16.4)          $(0.1)
            Fair value of other assets acquired...........              765.3           133.0            13.5
            Goodwill and other intangibles................            2,318.1           874.0            38.7
            Liabilities assumed...........................             (645.3)         (253.9)           (2.4)
                                                                     ----------------------------------------
                                                                     $2,350.0         $ 736.7           $49.7
                                                                     ========================================

These acquisitions have been accounted for under the purchase method and the results of operations are included in the consolidated financial statements since the dates of acquisition.

The unaudited consolidated results of operations for the years ended December 31, 2000 and 1999 on a pro forma basis as though the above entities had been acquired as of the beginning of the respective periods are as follows:

                                                                               2000                1999
                                                                             --------            --------
                                                                                (In millions, except
                                                                                   per share data)
      Revenue.....................................................           $1,685.8            $1,273.7
      Net loss applicable to common shares........................             (616.9)             (351.2)
      Loss per common share.......................................              (1.04)              (0.62)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 12.   Related Party Transactions

The Company has entered into agreements with a stockholder that give certain rights-of-way to the Company for the construction of its telecommunications network in exchange for capacity on the network.

The Company provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA Incorporated or are affiliates. Revenues from services provided totaled $6.1 million, $4.2 million and $3.7 million and services purchased, primarily rent, legal services and database verification services, totaled $20.6 million, $5.0 million and $3.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                    McLEODUSA INCORPORATED AND SUBSIDARIES

Note 12. Related Party Transactions--(Continued)

In December 1998, the Company entered into a split dollar arrangement for life insurance policies owned by the McLeod Family 1998 Special Trust (the "Owner") on the joint lives of Clark and Mary McLeod (the "McLeods"). The Owner agreed to assign the policies to the Company as collateral for the premium payments.
No loans have been taken against these policies. The premium payments paid by the Company totaled $1.9 million in both 2000 and 1999. The aggregate face amount of the policies is $113 million. The McLeod Family 1998 Special Trust is sole owner and beneficiary of each policy. The Company has agreed with Clark and Mary McLeod that one of the principal reasons for entering into this arrangement is to avoid the need for their heirs to liquidate their holdings of Class A common stock at or soon after the death of one or both of them. Clark and Mary McLeod have agreed to restrictions on their ability to sell or otherwise dispose of their shares of Class A common stock. The Company also paid premiums of $71,000 in both 2000 and 1999 for a universal life policy on Clark and Mary McLeod with a face value of $13.5 million. The Company is the beneficiary of this policy.

Note 13.   Quarterly Data--(Unaudited)

  The following tables include summarized quarterly financial data for the years ended December 31:

                                                                                     Quarters
                                                            -----------------------------------------------------------
                                                                First         Second          Third         Fourth
                                                            -------------  -------------  -------------  -------------
                                                                      (In millions, except per share data)
2000:
 Revenue.....................................................     $288.3        $ 331.8        $ 366.6        $ 410.0
 Operating loss..............................................      (42.6)        (101.5)         (98.5)        (106.3)
 Net loss....................................................      (58.5)        (125.7)        (152.2)        (140.9)
 Loss applicable to common shares............................      (72.1)        (139.3)        (165.8)        (154.5)
 Loss per common share.......................................      (0.15)         (0.24)         (0.28)         (0.26)

 1999:
 Revenue.....................................................     $181.1        $ 222.7        $ 241.1        $ 263.9
 Operating loss..............................................      (26.3)         (32.5)         (36.7)         (36.2)
 Net loss....................................................      (47.5)         (61.4)         (58.4)         (53.0)
 Loss applicable to common shares............................      (47.5)         (61.4)         (62.5)         (66.6)
 Loss per common share.......................................      (0.12)         (0.14)         (0.14)         (0.14)

 1998:
 Revenue.....................................................     $134.3        $ 155.7        $ 148.6        $ 165.5
 Operating loss..............................................      (20.8)         (17.3)         (21.3)         (15.3)
 Net loss....................................................      (30.3)         (29.8)         (33.0)         (31.8)
 Loss applicable to common shares............................      (30.3)         (29.8)         (33.0)         (31.8)
 Loss per common share.......................................      (0.08)         (0.08)         (0.09)         (0.08)

                    McLEODUSA INCORPORATED AND SUBSIDARIES

Note 14:  Information by Business Segment

The Company operates predominantly in three reportable operating segments: (1) providing telecommunications and related services, such as local and long distance service and expanding fiber optic network; (2) selling advertising space in telephone directories, and publishing and distributing directories to local area subscribers; and (3) providing end-to-end data communications. These business segments have separate management teams and infrastructures that offer different products and services.

The acquisition of Splitrock on March 30, 2000 introduced our third business segment, end-to-end data communications services. Since the data segment was not part of McLeodUSA prior to March 30, 2000, the table below does not reflect any data activity in 1999 and 1998.

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

Identifiable assets (excluding intersegment receivables) are the Company's assets that are identified in each business segment. Corporate assets primarily include cash and cash equivalents, investments in available-for-sale securities, administrative headquarters and goodwill recorded as a result of acquisitions.

In 2000, 1999 and 1998, no single customer or group under common control represented 10% or more of the Company's sales.

                    McLEODUSA INCORPORATED AND SUBSIDARIES

Segment information for the years 2000, 1999 and 1998 was as follows (in millions):

                                   Telecommunications   Directory     Data    Corporate     Total
                                   -------------------  ----------  --------  ----------  ----------
2000
Revenues.......................              $1,040.5      $253.9    $102.3   $  --        $1,396.7
                                 ==================================================================

EBITDA.........................                  68.3        43.2     (20.1)      (30.6)       60.8
Depreciation and
  amortization.................                (187.8)      (32.4)    (38.8)     (150.6)     (409.6)
Interest Income................                   1.1          .6       1.1        45.0        47.8
Interest Expense...............                  (4.7)         --      (9.4)     (137.3)     (151.4)
Other..........................                   (.3)        (.1)      (.3)         .2         (.5)
                                 ------------------------------------------------------------------
Net Income (Loss)..............                (123.4)       11.3     (67.5)     (273.3)     (452.9)
                                 ==================================================================

Total assets...................               3,110.2       521.1     277.5     3,456.8     7,365.6
Capital expenditures...........               1,707.3        66.5      94.1     1,721.5     3,589.4

---------------------------------------------------------------------------------------------------
1999
Revenues.......................              $  697.5      $211.3       N/A   $      --    $  908.8
                                 ==================================================================

EBITDA.........................                  44.4        33.8       N/A       (19.2)       59.0
Depreciation and
  amortization.................                (117.8)      (30.0)      N/A       (42.9)     (190.7)
Interest Income................                   1.9          --       N/A        40.7        42.6
Interest Expense...............                  (6.4)        (.7)      N/A      (129.7)     (136.8)
Other..........................                   7.0         (.1)      N/A        (1.3)        5.6
                                 ------------------------------------------------------------------
Net Income (Loss)..............                 (70.9)        3.0       N/A      (152.4)     (220.3)
                                 ==================================================================

Total assets...................               1,729.6       441.3       N/A     2,032.2     4,203.1
Capital expenditures...........                 716.9       217.2       N/A       382.5     1,316.6

---------------------------------------------------------------------------------------------------
1998
Revenues.......................              $  459.2      $144.9       N/A   $  --        $  604.1
                                 ==================================================================

EBITDA.........................                  13.1        18.8       N/A       (11.9)       20.0
Depreciation and
  amortization.................                 (56.1)       (9.8)      N/A       (23.2)      (89.1)
Interest Income................                    .9          .1       N/A        25.0        26.0
Interest Expense...............                  (5.2)         --       N/A       (73.0)      (78.2)
Other..........................                  (4.0)        (.1)      N/A          .5        (3.6)
                                 ==================================================================
Net Income (Loss)..............                 (51.3)        9.0       N/A       (82.6)     (124.9)
                                 ==================================================================

Total assets...................                 684.7       199.7       N/A     1,040.8     1,925.2
Capital expenditures...........                 251.4        26.4       N/A        61.9       339.7

                    McLEODUSA INCORPORATED AND SUBSIDARIES

Note 15:   Effects of New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. The Company does not currently hold any derivative instruments or engage in hedging activities. As such, the adoption of SFAS 133 as of January 1, 2001 had no effect on the Company's operations.

Business Combinations and Intangible Assets--Accounting for Goodwill


On February 14, 2001, the FASB issued an Exposure Draft "Business Combinations and Intangible Assets - Accounting for Goodwill." The Exposure Draft requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful economic life. Under this approach, goodwill and intangibles would not be amortized, but would be written down and expensed against earnings only in periods in which the recorded value exceeds the fair value. The Company has not yet quantified the impacts of adopting the new Exposure Draft, but it could result in significant changes to amortization expense and the classification and recording of intangibles currently on the books, as well as any future acquisitions.

Note 16:  Subsequent Events

$750 million 11 3/8% Senior Notes.

On January 16, 2001 the Company completed a public offering of $750 million aggregate principal amount of its 11 3/8% Senior Notes due January 1, 2009
(the "January 2001 Senior Notes"), yielding net proceeds of approximately $734.3 million. Interest on the January 2001 Senior Notes will be payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2001.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McLeodUSA Incorporated:

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of McLeodUSA Incorporated included in this Form 10-K, and have issued our report thereon dated January 29, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP



Chicago, Illinois
January 29, 2001

                            MCLEODUSA INCORPORATED
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       Column A                           Column B               Column C               Column D      Column E
                                                                                 Additions
                                                                       -----------------------------
                                                           Balance         Charged        Charged                      Balance
                                                             at              to              to                          at
                                                          Beginning       Cost and         Other                       End of
                     Description                          of Period       Expenses        Accounts     Deductions      Period
                     -----------                          ---------       --------        --------     ----------      ------
Year Ended December 31, 1998:
  Allowance for doubtful accounts
    and discounts                                        $ 11,951,000  $ 19,620,000(1)   $        --   $16,003,000   $ 15,568,000
  Valuation reserve on deferred tax assets............     29,532,000    49,024,000               --            --     78,556,000
                                                         ------------  ------------      -----------   -----------   ------------
                                                         $ 41,483,000  $ 68,644,000      $        --   $16,003,000   $ 94,124,000
                                                         ============  ============      ===========   ===========   ============
Year Ended December 31, 1999:
  Allowance for doubtful accounts
    and discounts                                        $ 15,568,000  $ 20,412,000(2)   $ 7,015,000   $ 1,580,000   $ 41,415,000
  Valuation reserve on deferred tax assets............     78,556,000    91,037,000               --            --    169,593,000
                                                         ------------  ------------      -----------   -----------   ------------
                                                         $ 94,124,000  $111,449,000      $ 7,015,000   $ 1,580,000   $211,008,000
                                                         ============  ============      ===========   ===========   ============
Year Ended December 31, 2000:
  Allowance for doubtful accounts
    and discounts                                        $ 41,415,000  $ 35,221,000(3)   $22,243,000   $ 9,122,000   $ 89,757,000
  Valuation reserve on deferred tax assets............    169,593,000   350,952,000               --            --    520,545,000
                                                         ------------  ------------      -----------   -----------   ------------
                                                         $211,008,000  $386,173,000      $22,243,000   $ 9,122,000   $610,302,000
                                                         ============  ============      ===========   ===========   ============

__________________________________________________________
(1) Includes $15,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.
(2) Includes $1,296,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.
(3) Includes $5,753,000 of allowance for doubtful accounts and discounts related to acquisitions during the year.

                                 EXHIBIT INDEX
                                 -------------

4.37     First Amendment dated as of December 7, 2000 to the Senior Credit
         Agreement

4.38     Second Amendment dated as of January 11, 2001 to the Senior Credit
         Agreement

10.53 Interconnection Agreement Amendment Terms dated October 26, 2000 between McLeodUSA Telecommunications Services, Inc. and Qwest Corporation

11.1     Computation of Loss per common and common equivalent share.

21.1     Subsidiaries of McLeodUSA Incorporated.

23.1     Consent of Arthur Andersen LLP.