Form 10-Q
period 2001-03-31
MCLEODUSA INC
filed 2001-05-15
CIK 919943

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 2001

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

     The number of shares outstanding of each class of the issuer's common stock as of May 9, 2001:




     Common Stock Class A:  ($.01 par value)................... 613,292,978  shares

     Common Stock Class B:  ($.01 par value)...................                None



================================================================================

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I.  Financial Information
------   ---------------------

Item 1.  Financial Statements....................................................................   3
         Consolidated Balance Sheets, March 31, 2001 (unaudited) and December 31, 2000...........   3
         Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
           for the three months ended March 31, 2001 and 2000....................................   4
         Unaudited Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and 2000...............................................................   5
         Notes to Consolidated Financial Statements (unaudited)..................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  10

PART II.  Other Information
-------   -------------------

Item 6.   Exhibits and Reports on Form 8-K.......................................................  16

Signatures.......................................................................................  17


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In millions, except shares)

                                                                                                March 31,              December 31,
                                                                                                  2001                    2000
                                                                                           -----------------        ----------------
                                                                                               (Unaudited)

                                      ASSETS
Current Assets
 Cash and cash equivalents..............................................................           $   226.4            $    15.7
 Investment in available-for-sale securities............................................                97.4                 64.7
 Trade receivables, net.................................................................               377.5                354.0
 Inventory..............................................................................                33.9                 25.1
 Deferred expenses......................................................................                48.8                 48.3
 Prepaid expenses and other.............................................................                63.5                 55.0
                                                                                                   ---------            ---------
  TOTAL CURRENT ASSETS..................................................................               847.5                562.8
                                                                                                   ---------            ---------
Property and Equipment
 Land and building......................................................................               114.4                118.4
 Communications networks................................................................             1,575.3              1,411.4
 Furniture, fixtures and equipment......................................................               496.1                428.6
 Networks in progress...................................................................             1,427.3              1,492.6
 Building in progress...................................................................                 6.3                  5.1
                                                                                                   ---------            ---------
                                                                                                     3,619.4              3,456.1
 Less accumulated depreciation..........................................................               465.1                437.0
                                                                                                   ---------            ---------
                                                                                                     3,154.3              3,019.1
                                                                                                   ---------            ---------
Investments, Intangible and Other Assets
 Other investments......................................................................                30.5                 29.2
 Goodwill, net..........................................................................             3,214.2              3,226.2
 Other intangibles, net.................................................................               412.6                391.0
 Other..................................................................................               159.3                137.3
                                                                                                   ---------            ---------
                                                                                                     3,816.6              3,783.7
                                                                                                   ---------            ---------
                                                                                                   $ 7,818.4            $ 7,365.6
                                                                                                   =========            =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt...................................................           $    27.2            $    27.3
 Accounts payable.......................................................................               226.1                275.9
 Accrued payroll and payroll related expenses...........................................                41.5                 43.0
 Other accrued liabilities..............................................................               305.9                393.8
 Deferred revenue, current portion......................................................                54.8                 52.6
 Customer deposits......................................................................                42.8                 53.8
                                                                                                   ---------            ---------
  TOTAL CURRENT LIABILITIES.............................................................               698.3                846.4
Long-term Debt, less current maturities.................................................             3,498.3              2,732.2
Deferred revenue, less current portion..................................................                20.5                 12.1
Other long-term liabilities.............................................................                18.3                 18.8
                                                                                                   ---------            ---------
                                                                                                     4,235.4              3,609.5
                                                                                                   ---------            ---------
Redeemable convertible preferred stock
 Preferred, Series B, redeemable, convertible, $.01 par value, authorized, issued and
  outstanding 2001 275,000 shares; 2000 275,000 shares..................................               687.5                687.5

 Preferred, Series C, redeemable, convertible, $.01 par value, authorized, issued and
  outstanding 2001 125,000 shares; 2000 125,000 shares..................................               312.5                312.5
                                                                                                   ---------            ---------
                                                                                                     1,000.0              1,000.0
                                                                                                   ---------            ---------
Stockholders' Equity
 Capital Stock:
   Preferred, Series A, $.01 par value: authorized, issued  and outstanding 2001
    1,149,398 shares; 2000 1,149,400 shares.............................................                 ---                  ---

  Common, Class A, $.01 par value; authorized 2,000,000,000 shares;
   issued and outstanding 2001 611,986,851 shares; 2000  606,596,945
   shares...............................................................................                 6.1                  6.1
  Common, Class B, convertible, $.01 par value; authorized 22,000,000
   shares; issued and outstanding 2001 and 2000 none....................................                 ---                  ---
 Additional paid-in capital.............................................................             3,776.9              3,749.7
 Accumulated deficit....................................................................            (1,213.8)            (1,027.1)
 Accumulated other comprehensive income.................................................                13.8                 27.4
                                                                                                   ---------            ---------
                                                                                                     2,583.0              2,756.1
                                                                                                   ---------            ---------
                                                                                                   $ 7,818.4            $ 7,365.6
                                                                                                   =========            =========


             The accompanying notes are an integral part of these
                       consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES


   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In millions, except per share data)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                             --------------------
                                                                                                  2001      2000
                                                                                               -------    ------
Revenues:
 Communications services...................................................................    $ 335.5    $197.3
 Directory.................................................................................       71.8      64.8
 Local exchange services...................................................................       21.4      21.6
     Other.................................................................................        4.4       4.6
                                                                                               -------    ------
  TOTAL REVENUE............................................................................      433.1     288.3
Operating expenses:
 Cost of service...........................................................................      246.1     148.1
 Selling, general and administrative.......................................................      164.6     122.2
 Depreciation and amortization.............................................................      142.0      60.6
                                                                                               -------    ------
  TOTAL OPERATING EXPENSES.................................................................      552.7     330.9
                                                                                               -------    ------
  OPERATING LOSS...........................................................................     (119.6)    (42.6)
Nonoperating income (expense):
 Interest income...........................................................................        6.7      15.3
 Interest expense..........................................................................      (56.7)    (31.0)
 Other income (expense)....................................................................       (3.6)      (.2)
                                                                                               -------    ------
  TOTAL NONOPERATING INCOME (EXPENSE)......................................................      (53.6)    (15.9)
                                                                                               -------    ------
  NET LOSS.................................................................................    $(173.2)   $(58.5)
Preferred stock dividend...................................................................      (13.6)    (13.6)
                                                                                               -------    ------
  NET LOSS APPLICABLE TO COMMON SHARES.....................................................    $(186.8)   $(72.1)
                                                                                               =======    ======
Loss per common share......................................................................    $ (0.31)   $(0.15)
                                                                                               =======    ======
Basic and diluted weighted average common shares outstanding...............................      610.4     479.2
                                                                                               =======    ======

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising during the                                        ........
   period..................................................................................      (13.4)     20.0
                                                                                               -------    ------
  Comprehensive LOSS.......................................................................    $(200.2)   $(52.1)
                                                                                               =======    ======




             The accompanying notes are an integral part of these
                       consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                  ------------------------------
                                                                                                    2001                   2000
                                                                                                  -------                -------
Cash Flows from Operating Activities
 Net loss...............................................................................          $(173.2)               $ (58.5)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation..........................................................................             76.3                   35.1
  Amortization..........................................................................             65.7                   25.5
  Accretion of interest on senior discount notes........................................             11.7                   10.1
  Changes in assets and liabilities, net of effects of acquisitions:
       Increase in trade receivables....................................................            (32.7)                 (35.6)
       Increase in inventory............................................................             (8.8)                  (2.4)
      (Increase) Decrease in deferred expenses..........................................             (0.5)                   2.2
      (Increase) Decrease in prepaid expenses and other.................................             (8.5)                  31.0
       Increase in other assets.........................................................            (17.5)                  (9.0)
       Decrease in accounts payable and accrued expenses................................           (151.1)                 (31.2)
       Increase in deferred revenue.....................................................             10.5                   14.3
      (Decrease) Increase in customer deposits..........................................            (11.0)                   1.9
                                                                                                  -------                -------
        NET CASH USED IN OPERATING ACTIVITIES...........................................           (239.1)                 (16.6)
                                                                                                  -------                -------
Cash Flows from Investing Activities
 Purchases of property and equipment....................................................           (229.6)                (239.4)
 Available-for-sale securities:
  Purchases.............................................................................            (69.7)                (280.6)
  Sales.................................................................................             25.0                    ---
  Maturities............................................................................              ---                  759.4
 Business Acquisitions..................................................................            (21.8)                 (10.9)
 Other..................................................................................              0.2                   (2.5)
                                                                                                  -------                -------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                        (295.9)                 226.0
                                                                                                  -------                -------
Cash Flows from Financing Activities
 Net proceeds from long-term debt.......................................................            734.3                   ----
 Payments on long-term debt.............................................................             (1.2)                  (8.4)
 Payments of preferred stock dividends..................................................             (8.7)                  (8.7)
 Proceeds from issuance of common stock.................................................             21.3                   17.6
                                                                                                  -------                -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES......................................            745.7                    0.5
                                                                                                  -------                -------
         NET INCREASE IN CASH AND CASH EQUIVALENTS......................................            210.7                  209.9
Cash and cash equivalents:
 Beginning..............................................................................             15.7                  326.9
                                                                                                  -------                -------
 Ending.................................................................................          $ 226.4                $ 536.8
                                                                                                  =======                =======

Supplemental Disclosure of Cash Flow Information:

 Cash payment for interest..............................................................            $68.8                 $43.9
                                                                                                  =======                =======
Supplemental Schedule of Noncash Investing and Financing Activities

 Capital leases incurred for the acquisition of property and equipment..................            $ 9.3                 $ 5.2
                                                                                                  =======                =======


  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Information as of and for the Three Months Ended
                     March 31, 2001 and 2000 is Unaudited)

Note 1:    Basis of Presentation

Interim Financial Information (unaudited): The financial statements and related notes as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these consolidated condensed financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on March 30, 2001.

Reclassifications: Networks in progress at December 31, 2000 reflects a $429.8 million reclassification for CapRock Communications Corp. assets previously recorded as Communications networks. Certain items in the unaudited statement of operations for the three month period ended March 31, 2000 have been reclassified to be consistent with the presentation in the March 31, 2001 unaudited financial statements.

In the McLeodUSA Incorporated Report on Form 10-K, the Company misreported the conversion ratio on the Series B Preferred Shares. The Series B Preferred Shares are convertible into shares of the Company's Class A common stock at a rate of (a) the liquidation preference divided by (b) approximately $12.16667.

Note 2:    Supplemental Asset Data

Trade Receivables: The composition of trade receivables, net is as follows:

                                                          March 31,   December 31,
                                                            2001          2000
                                                           ------        ------
                                                               (In millions)
Trade Receivables:
 Billed..................................................  $368.4        $323.4
 Unbilled................................................   104.6         120.4
                                                           ------        ------
                                                            473.0         443.8
Allowance for doubtful accounts and discounts............   (95.5)        (89.8)
                                                           ------        ------
                                                           $377.5        $354.0
                                                           ======        ======

Note 3:    Acquisitions

Splitrock Services, Inc. (Splitrock): On March 30, 2000, the Company acquired Splitrock pursuant to the Amended Plan of Merger dated February 11, 2000, in exchange for approximately 93.2 million shares of Class A common stock. The total purchase price was approximately $2.3 billion based on the average closing price of the Company's Class A common stock five days before and after January 6, 2000, the initial date of the Merger Agreement. Approximately $261 million in Splitrock debt remained outstanding after the closing. This debt has been retired.

The following table summarizes the purchase price allocations for business acquisitions in the three months ended March 31, 2001 and 2000 (in millions):

Transaction Year:                             2001              2000
-----------------                           --------          --------
Cash purchase price                         $   21.8          $   10.8
Acquisition costs                                 --              41.7
Promissory notes                                 4.8              38.4
Stock issued                                      --           1,832.4
Option agreements                                 --             103.3
                                            --------          --------
                                            $   26.6          $2,026.6
                                            ========          ========

Working capital acquired, net               $     --          $   15.8
Fair value of other assets acquired               --             184.1
Intangibles                                     26.6           2,117.4
Liabilities assumed                               --            (290.7)
                                            --------          --------
                                            $   26.6          $2,026.6
                                            ========          ========

These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

Note 4: Information by Business Segment

The Company operates predominantly in two reportable operating segments: (1) providing communications and related services, such as local and long distance service, providing end-to-end data communications, telecommunications network sales and expanding fiber optic network (communications services); and (2) selling advertising space in telephone directories, and publishing and distributing directories to local area subscribers (directory). These business segments have separate management teams and infrastructures that offer different products and services.

The Company previously reported under three operating segments after the acquisition of Splitrock on March 30, 2000. The former Splitrock entity operations were reported under the Data segment. Due to changes in the Company's structure and the way it evaluates performance the Data segment, representing the former Splitrock entity, has been merged into the Communications Services segment. The period ended March 31, 2000 has been restated for this change.

The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization, excluding general corporate expenses ("EBITDA"). The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on 10-K. Intersegment transfers are accounted for on an arm's length pricing basis.

Identifiable assets (excluding intersegment receivables) are the Company's assets that are identified in each business segment. Other primarily includes cash and cash equivalents, investments in available-for-sale securities, administrative headquarters and goodwill recorded as a result of acquisitions.

In 2001 and 2000, no single customer or group under common control represented 10% or more of the Company's sales.

Segment information for the three months ended March 31, 2001 and 2000 was as follows (in millions):

                                    Communications Services     Directory          Other        Total
                                  ---------------------------------------------------------------------
Three months ended
March 31, 2001
Revenues                                           $  361.3       $ 71.8       $      --       $  433.1
                                  =====================================================================

EBITDA                                             $   16.7       $ 11.7        $   (6.0)      $   22.4
Depreciation and amortization                         (83.2)        (9.0)          (49.8)        (142.0)
Interest Revenue                                        0.1           --             6.6            6.7
Interest Expense                                       (1.1)          --           (55.6)         (56.7)
Taxes and Other                                        (2.7)        (0.3)           (0.6)          (3.6)
                                  ---------------------------------------------------------------------
Net Income (Loss)                                  $  (70.2)      $  2.4        $ (105.4)      $ (173.2)
                                  =====================================================================

Total assets                                       $3,552.8       $518.9        $3,746.7       $7,818.4
Capital expenditures                               $  217.5       $ 29.7        $    4.2       $  251.4


                                    Communications Services     Directory          Other        Total
                                  ---------------------------------------------------------------------

Three months ended
March 31, 2000
Revenues                                           $  222.8       $ 65.5        $     --       $  288.3
                                  =====================================================================

EBITDA                                             $   10.3       $ 13.0        $   (5.3)      $   18.0
Depreciation and amortization                         (37.0)        (7.4)          (16.2)         (60.6)
Interest Revenue                                        0.4          0.1            14.8           15.3
Interest Expense                                       (1.0)          --           (30.0)         (31.0)
Taxes and Other                                        (2.3)          --             2.1           (0.2)
                                  ---------------------------------------------------------------------
Net Income (Loss)                                  $  (29.6)      $  5.7        $  (34.6)      $  (58.5)
                                  =====================================================================

Total assets                                       $2,330.1       $469.9        $3,730.1       $6,530.1
Capital expenditures                               $  243.0       $  1.0        $  266.1       $  510.1

Note 5: Long-term debt

On January 16, 2001, the Company completed a public offering of $750 million aggregate principal amount of its 11 3/8% Senior Notes due January 1, 2009 (the "January Senior Notes"), yielding net proceeds of approximately $734.3 million. Interest on the January Senior Notes will be payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2001.

Note 6:  Effects of New Accounting Standards

Accounting for Derivative Instruments and Hedging

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

Note 7:  Subsequent events

Sale of PCS licenses

In May 2001, the Company announced the sale of two of its PCS licenses and entered into agreements to sell the remainder of its PCS licenses to four buyers for a combined total exceeding $100 million, subject to regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this discussion relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, and technological changes and developments, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in our business, changes in the competitive climate in which the we operate and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 and which section is incorporated herein by reference.

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

The table set forth below summarizes our percentage of revenues from these sources:

                                                        Quarter Ended March 31,
                                                      -------------------------
                                                         2001            2000
                                                         ----            ----
Communications services...........................         77%             68%
Directory services................................         17              22
Local exchange services...........................          5               8
Other.............................................          1               2
                                                         ----            ----
                                                          100%            100%
                                                         ====            ====

We provide integrated communications services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We also provide long distance and advanced data services in all 50 states. We are a facilities-based telecommunications provider with, as of March 31, 2001, 396 ATM switches, 50 voice switches, nearly 30,000 route miles of fiber optic network and approximately 11,300 employees. Our fiber optic network is capable of transmitting integrated next-generation data, Internet, video and voice services, reaching 800 cities and approximately 90% of the U.S. population. In the next 12 months, we plan to distribute 34 million telephone directories in 26 states, serving a population of 56 million. McLeodUSA is a Nasdaq-100 company traded under the symbol "MCLD".

Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local and long distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services in the independent local exchange service areas, and the cost of printing and distributing telephone directories. SG&A consists of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization include depreciation of our communications network and equipment; amortization of goodwill and other intangibles related to our acquisitions; amortization expense related to the excess of estimated fair market value in aggregate of options over the aggregate exercise price of such options granted to some of our officers, other employees and directors; and amortization of one-time direct installation costs associated with transferring customers' local line service from the MegaBells to our local telecommunications service over the life of the customer contract.

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

In addition, our projected additional capital expenditures will continue to generate negative cash flows from construction activities during the next several years while we install and expand our fiber optic communications network. We may also be forced to change our pricing policies to respond to a changing competitive environment, and we cannot assure you that we will be able to maintain our operating margin. We cannot assure you that growth in our revenue or customer base will continue or that we will be able to achieve or sustain profitability or positive cash flows.

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

Three Months Ended March 31, 2001 Compared with Three Months Ended
March 31, 2000

Total revenue increased from $288.3 million for the three months ended March 31, 2000 to $433.1 million for the three months ended March 31, 2001, representing an increase of $144.8 million or 50%. Revenue from the sale of communications services accounted for $138.2 million of this increase. The acquisition of Splitrock and CapRock completed on March 30, 2000 and December 7, 2000, respectively, accounted for $76.6 million of the increase in communication services. The remaining increase in communication services revenue was driven by the growth of our competitive customer base excluding additional customers from acquisitions, to 314,700 customers, a 41% increase over March 31, 2000. Directory revenues increased by $7.0 million or 11% to $71.8 million in 2001 primarily due to acquisitions in 2000.

Cost of service increased from $148.1 million for the three months ended March 31, 2000, to $246.1 million for the three months ended March 31, 2001, representing an increase of $98.0 million or 66%. Cost of service primarily includes local and long distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services in the independent local exchange service areas, and the cost of printing and distributing telephone directories. For the quarter ended March 31, 2001 the inclusion of Splitrock and CapRock contributed $59.7 million to the increase. Excluding Splitrock and CapRock, margins have remained relatively consistent.

SG&A increased from $122.2 million for the three months ended March 31, 2000 to $164.6 million for the three months ended March 31, 2001, an increase of $42.4 million or 35%. The acquisition of Splitrock and CapRock accounted for approximately $12.4 million of the increase. SG&A as a percentage of revenues dropped from 42% for the period ending March 31, 2000 to 38% in 2001. This decrease in SG&A as a percentage of revenues primarily resulted from the cost savings achieved in combining the general and administrative functions of the acquired companies with our own offset by increased sales and marketing and customer support expenses incurred to support our internal growth and the acquisitions. Our full-time equivalent employee base excluding Splitrock and CapRock increased 19% from approximately 8,800 at March 31, 2000 to 10,500 at March 31, 2001.

Depreciation and amortization expenses increased from $60.6 million for the three months ended March 31, 2000 to $142.0 million for the three months ended March 31, 2001, representing an increase of $81.4 million or 134%. Depreciation and amortization related to the Splitrock and CapRock acquisitions contributed approximately $45 million in the first quarter 2001. The remaining increase is attributed to a higher asset base as a result of continued infrastructure investment and increased assets placed in service. Capital expenditures totaled $1,229.6 versus $734.5 for the twelve months ended March 31, 2001 and March 31, 2000, respectively.

Interest income decreased from $15.3 million for the three month period ended March 31, 2000, to $6.7 million for the same period in 2001 as a result of a lower average investment balance during the first quarter 2001.

Gross interest expense increased from $41.2 million for the first quarter of 2000 to $87.8 million for the first quarter of 2001. This increase was primarily a result of interest on our Credit Facilities of $15.7 million, interest on our 12% senior notes, 11 1/2% senior notes, and 11 3/8% senior notes totaling $28.3 million and the increase in accretion of interest on our 10 1/2% senior discount notes of $1.6 million. Interest expense of approximately $31.1 and $10.2 million was capitalized as part of our construction of fiber optic network during the first quarter of 2001 and 2000, respectively.

Net loss applicable to common shares increased from $72.1 million for the three months ended March 31, 2000 to $186.8 million for the three months ended March 31, 2001, an increase of $114.7 million. This increase resulted primarily from the following four factors: (1) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions;
(3) net interest expense on indebtedness to fund market expansion, network development and acquisitions; and (4) dividends on preferred stock issued.

Liquidity and Capital Resources

Our total assets increased from $7.4 billion at December 31, 2000 to $7.8 billion at March 31, 2001. The increase is primarily due the proceeds from the issuance of our $750 million senior notes offset by our net loss and payments of current liabilities. At March 31, 2001, our current assets of $847.5 million exceeded our current liabilities of $698.3 million, providing working capital of $149.2 million, which represents an increase in working capital of $432.8 million compared to December 31, 2000. At December 31, 2000, our current liabilities of $846.4 million exceeded current assets of $562.8 million, creating a working capital deficit of $283.6 million.

The net cash used in operating activities totaled $239.1 million for the three months ended March 31, 2001 and $16.6 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, cash used in operating activities was used primarily to fund our net loss of $186.8 million for such period, excluding the noncash impact of depreciation and amortization, to fund the increase in our trade receivables, and to pay CapRock liabilities for capital equipment assumed in the acquisition.

During the first quarter of 2001, we used $295.9 million in our investing activities primarily to fund the expansion of our fiber optic network and the acquisition of a directory company.

Our financing activities provided net cash of $745.7 million. On January 16, 2001, we completed an offering of $750.0 million aggregate principal amount of our 11 3/8% senior notes due January 1, 2009, yielding net proceeds of approximately $734.3 million. Interest on the notes is payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2001. We also received proceeds of $21.3 million from the issuance of common stock, partially offset by payments on long-term debt and preferred stock dividends totaling $9.9 million.

In May 2001, we announced the sale of two of our PCS licenses and entered into agreements to sell the remainder of our PCS licenses to four buyers for a combined total exceeding $100 million, subject to regulatory approval.

On May 31, 2000, we entered into $1.3 billion of Senior Secured Credit Facilities (together the "Credit Facilities") with a syndicate of financial institutions. The credit facilities consist of (1) a seven year Senior Secured Revolving Facility with an aggregate principal amount of $450 million (the "Revolving Credit Facility"), (2) a seven year Senior Secured Multi-Draw Term Loan Facility with an aggregate principal amount of $275 million ("Tranche A Term Facility"), and (3) an eight year single draw Senior Secured Term Loan with an aggregate principal amount of $575 million ("Tranche B Term Facility"). The Tranche A Term Facility provides for multiple ($50 million minimum) draws for the first 24 months of the agreement at which time any undrawn commitments expire. At March 31, 2001, the Tranche B Term Facility was drawn in full and the Tranche A Term Facility and Revolving Credit Facility remained undrawn. Interest on the Credit Facilities is payable quarterly at LIBOR plus 1% to LIBOR plus 3.25% based on the Company's debt rating. A commitment fee of 0.5% to 1.0% per annum is charged on the undrawn portion of the commitment relating to the Revolving Facility and the Tranche A Term Facility.

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

The Credit Facilities impose operating and financial restrictions on us and our subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. These covenants also require the maintenance of certain financial covenants and minimum access service lines. We cannot assure you that such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our interests.

Our 12% senior notes, 11 1/2% senior notes, 11 3/8% senior notes, 10 1/2% senior discount notes, 9 1/2% senior notes, 9 1/4% senior notes, 8 3/8% senior notes, and 8 1/8% senior notes (collectively the "Senior Notes") are senior unsecured obligations of McLeodUSA, ranking pari passu in right of payment with all other existing and future senior unsecured obligations of McLeodUSA and senior to all existing and future subordinated debt of McLeodUSA. The Senior Notes are effectively subordinated to all existing and future secured indebtedness of McLeodUSA and our subsidiaries to the extent of the value of the assets securing such indebtedness. The Senior Notes also are effectively subordinated to all existing and future third-party indebtedness and other liabilities of our subsidiaries.

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

As of May 3, 2001 based on our business plan, capital requirements and growth projections as of that date, we estimate that we will require approximately $900 million from April 1, 2001 through 2002 to fund our planned capital expenditures. Our estimated aggregate capital requirements include the projected costs of:

        . expanding our fiber optic communications network, including national and intra-city fiber optic networks

        .  adding voice and data switches

        . constructing, acquiring, developing or improving telecommunications assets in existing and new markets

We expect to meet these funding needs through various sources, including existing cash balances, the existing McLeodUSA lines of credit, prospective sales of selected assets, exercises by employees of outstanding stock options and cash flow from future operations.

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

        .  cost overruns

        .  engineering design changes

        .  changes in demand for our services

        .  regulatory, technological or competitive developments

        .  new opportunities

We also expect to evaluate potential acquisitions, joint ventures and strategic alliances on an ongoing basis. We may require additional financing if we pursue any of these opportunities. We also require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations.

We may meet any additional capital needs by issuing additional debt or equity securities or borrowing funds from one or more lenders. In addition, in the event vendor financing arrangements are available on terms that allow rates of return comparable to current capital projects and are otherwise favorable to us, we may use such financing to accelerate or increment the development of our network. We cannot assure you that we will have timely access to additional financing sources on acceptable terms.

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

Market Risk

At March 31, 2001, we recorded the marketable equity securities that we hold at a fair value of $30.8 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $3.1 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

Substantially all of our long-term debt obligations are fixed rate obligations which do not expose us to material future earnings or cash flow exposure from changes in interest rates. We have $575 million of variable rate debt outstanding at March 31, 2001 under the Tranche B Term Facility. If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended March 31, 2001, quarterly interest expense would increase by $1.4 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

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

(b)     Reports on Form 8-K

        On May 7, 2001, we filed a Current Report on Form 8-K (1) to report our financial and operating results for the first quarter 2001 and (2) to report our sale of PCS licenses.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLEODUSA INCORPORATED

                                    (registrant)


Date:  May 15, 2001                 By:       /s/ Stephen C. Gray
                                       -------------------------------------
                                                 Stephen C. Gray
                                             President and Co-Chief
                                                Executive Officer


Date:  May 15, 2001                 By:       /s/ J. Lyle Patrick
                                       -------------------------------------
                                                 J. Lyle Patrick
                                              Chief Financial Officer

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