Form 10-Q
period 2001-06-30
MCLEODUSA INC
filed 2001-08-14
CIK 919943

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended June 30, 2001

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

    The number of shares outstanding of each class of the issuer's common stock as of August 3, 2001:

    Common Stock Class A:  ($.01 par value)..............  624,262,326  shares

    Common Stock Class B:  ($.01 par value)..............         None

--------------------------------------------------------------------------------

                                     INDEX


                                                                                                                     Page
                                                                                                                    ------
PART I.   Financial Information
-------------------------------

Item 1.   Financial Statements.......................................................................................   3

          Consolidated Balance Sheets, June 30, 2001 (unaudited) and December 31, 2000...............................   3

          Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
            for the three and six months ended June 30, 2001 and 2000................................................   4

          Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000............   5

          Notes to Consolidated Financial Statements (unaudited).....................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......................  12

PART II.  Other Information
---------------------------

Item 2.   Changes in Securities and Use of Proceeds..................................................................  19

Item 4.   Submission of Matters to a Vote of Security Holders........................................................  19

Item 6.   Exhibits and Reports on Form 8-K...........................................................................  19

Signatures...........................................................................................................  20

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (In millions, except shares)

                                                                                                   June 30,            December 31,
                                                                                                     2001                  2000
                                                                                                  -----------         -------------
                                        ASSETS                                                    (Unaudited)
Current Assets
 Cash and cash equivalents..............................................................           $   120.0           $    15.7
 Investment in available-for-sale securities............................................                22.3                64.7
 Trade receivables, net.................................................................               401.4               354.0
 Inventory..............................................................................                28.2                25.1
 Deferred expenses......................................................................                41.6                48.3
 Prepaid expenses and other.............................................................                53.5                55.0
                                                                                                   ---------           ---------
  TOTAL CURRENT ASSETS..................................................................               667.0               562.8
                                                                                                   ---------           ---------
Property and Equipment
 Land and building......................................................................               116.3               118.4
 Communications networks................................................................             1,655.9             1,411.4
 Furniture, fixtures and equipment......................................................               529.9               428.6
 Networks in progress...................................................................             1,473.1             1,492.6
 Building in progress...................................................................                 6.1                 5.1
                                                                                                   ---------           ---------
                                                                                                     3,781.3             3,456.1
 Less accumulated depreciation..........................................................               561.6               437.0
                                                                                                   ---------           ---------
                                                                                                     3,219.7             3,019.1
                                                                                                   ---------           ---------
Investments, Intangibles and Other Assets
 Other investments......................................................................                33.2                29.2
 Goodwill, net..........................................................................             3,236.9             3,226.2
 Other intangibles, net.................................................................               407.8               391.0
 Other..................................................................................               136.9               137.3
                                                                                                   ---------           ---------
                                                                                                     3,814.8             3,783.7
                                                                                                   ---------           ---------
                                                                                                   $ 7,701.5           $ 7,365.6
                                                                                                   =========           =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt...................................................           $    16.4           $    27.3
 Accounts payable.......................................................................               223.9               275.9
 Accrued payroll and payroll related expenses...........................................                34.4                43.0
 Other accrued liabilities..............................................................               293.1               393.8
 Deferred revenue, current portion......................................................                52.4                52.6
 Customer deposits......................................................................                38.2                53.8
                                                                                                   ---------           ---------
  TOTAL CURRENT LIABILITIES.............................................................               658.4               846.4
Long-term debt, less current maturities.................................................             3,508.2             2,732.2
Deferred revenue, less current portion..................................................                19.4                12.1
Other long-term liabilities.............................................................                18.7                18.8
                                                                                                   ---------           ---------
                                                                                                     4,204.7             3,609.5
                                                                                                   ---------           ---------
Redeemable convertible preferred stock
 Preferred, Series B, redeemable, convertible, $.01 par value, 275,000 authorized,
  issued and outstanding................................................................               687.5               687.5
 Preferred, Series C, redeemable, convertible, $.01 par value, 125,000 authorized,
  issued and outstanding................................................................               312.5               312.5
                                                                                                   ---------           ---------
                                                                                                     1,000.0             1,000.0
                                                                                                   ---------           ---------
Stockholders' Equity
 Capital Stock:
   Preferred, Series A, $.01 par value: authorized, issued  and outstanding 2001
    1,149,398 shares; 2000 1,149,400 shares.............................................                 ---                 ---
  Common, Class A, $.01 par value; authorized 2,000,000,000 shares;
   issued and outstanding 2001 623,924,031 shares; 2000  606,596,945
   shares...............................................................................                 6.2                 6.1
  Common, Class B, convertible, $.01 par value; authorized 22,000,000
   shares; issued and outstanding 2001 and 2000 none....................................                 ---                 ---
 Additional paid-in capital.............................................................             3,837.3             3,749.7
 Accumulated deficit....................................................................            (1,359.1)           (1,027.1))
 Accumulated other comprehensive income.................................................                12.4                27.4
                                                                                                   ---------           ---------
                                                                                                     2,496.8             2,756.1
                                                                                                   ---------           ---------
                                                                                                   $ 7,701.5           $ 7,365.6
                                                                                                   =========           =========



  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (In millions, except per share data)

                                                                    Three Months Ended     Six Months Ended
                                                                         June 30,              June 30,
                                                                    ------------------    -------------------
                                                                      2001       2000       2001       2000
                                                                    -------    -------    --------    -------
Revenues:
 Communications services.........................................   $ 367.4    $ 246.2   $  702.9    $ 443.5
 Local exchange services.........................................      21.6       20.5       42.9       42.1
 Directory.......................................................      79.5       59.8      151.2      124.6
 Other...........................................................       5.1        5.3        9.6        9.9
                                                                    -------    -------   --------    -------
  TOTAL REVENUES.................................................     473.6      331.8      906.6      620.1

Operating expenses:
 Cost of service.................................................     274.0      196.4      520.1      344.4
 Selling, general and administrative.............................     165.4      134.3      330.0      256.6
 Depreciation and amortization...................................     162.3      102.6      304.2      163.2
 Restructuring charge............................................      28.2        ---       28.2        ---
                                                                    -------    -------   --------    -------
  TOTAL OPERATING EXPENSES.......................................     629.9      433.3    1,182.5      764.2
                                                                    -------    -------   --------    -------
  OPERATING LOSS.................................................    (156.3)    (101.5)    (275.9)    (144.1)

Nonoperating income (expense):
 Interest income.................................................       2.1       15.6        8.9       30.8
 Interest (expense)..............................................     (57.9)     (42.0)    (114.6)     (72.9)
 Other income....................................................      80.4        2.2       76.8        2.0
                                                                    -------    -------   --------    -------
  TOTAL NONOPERATING INCOME (EXPENSE)............................      24.6      (24.2)     (28.9)     (40.1)
                                                                    -------    -------   --------    -------
  NET LOSS.......................................................    (131.7)    (125.7)    (304.8)    (184.2)

Preferred stock dividend.........................................     (13.6)     (13.6)     (27.2)     (27.2)
                                                                    -------    -------   --------    -------
  NET LOSS APPLICABLE TO COMMON SHARES...........................   $(145.3)   $(139.3)  $ (332.0)   $(211.4)
                                                                    =======    =======   ========    =======
Loss per common share............................................   $ (0.24)   $ (0.24)  $  (0.54)   $ (0.40)
                                                                    =======    =======   ========    =======
Weighted average common shares outstanding.......................     617.2      578.6      613.8      529.1
                                                                    =======    =======   ========    =======

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising during the
   period........................................................       4.9      (10.5)      (8.5)       9.5
  Reclassification adjustment for gains included in
   net income....................................................      (6.5)      (2.3)      (6.5)      (2.3)
                                                                    -------    -------   --------    -------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS)........................      (1.6)     (12.8)     (15.0)       7.2
                                                                    -------    -------   --------    -------
  COMPREHENSIVE LOSS.............................................   $(146.9)   $(152.1)  $ (347.0)   $(204.2)
                                                                    =======    =======   ========    =======

      The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                  -------------------------
                                                                                                    2001             2000
                                                                                                  --------         --------
Cash Flows from Operating Activities
 Net loss...............................................................................          $(304.8)         $ (184.2)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation..........................................................................            175.8              84.2
  Amortization..........................................................................            128.4              79.0
  Accretion of interest on senior discount notes........................................             23.8              21.0
  Gain on the sale of assets............................................................            (80.4)             ----
  Unpaid portion of restructuring charge................................................             23.6              ----
  Changes in assets and liabilities, net of effects of acquisitions:
      Trade receivables.................................................................            (54.3)            (70.0)
      Inventory.........................................................................             (2.4)             (5.7)
      Deferred expenses.................................................................             10.7              (0.4)
      Prepaid expenses and other........................................................             (1.8)             47.2
      Other assets......................................................................            (31.8)            (14.4)
      Accounts payable and accrued expenses.............................................           (174.4)            (16.0)
      Deferred revenue..................................................................              7.1              46.4
      Customer deposits.................................................................            (15.6)              0.4
                                                                                                  -------          --------
        NET CASH USED IN OPERATING ACTIVITIES...........................................           (296.1)            (12.5)
                                                                                                  -------          --------
Cash Flows from Investing Activities
 Purchases of property and equipment....................................................           (452.8)           (555.3)
 Available-for-sale securities:
  Purchases.............................................................................            (69.6)           (408.8)
  Sales.................................................................................            114.6               0.6
  Maturities............................................................................             ----           1,049.2
 Proceeds from the sale of PCS licenses.................................................             90.6              ----
 Business acquisitions..................................................................            (21.8)            (19.7)
 Other..................................................................................             (0.2)             (5.7)
                                                                                                  -------          --------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                        (339.2)             60.3
                                                                                                  -------          --------
Cash Flows from Financing Activities
 Net proceeds from preferred stock......................................................             ----              (1.0)
 Net proceeds from long-term debt.......................................................            734.3             555.7
 Payments on long-term debt.............................................................            (11.2)            (14.9)
 Net proceeds from issuance of common stock.............................................             34.0              34.3
 Payments of preferred stock dividends..................................................            (17.5)            (17.5)
                                                                                                  -------          --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES......................................            739.6             556.6
                                                                                                  -------          --------
         NET INCREASE IN CASH AND CASH EQUIVALENTS......................................            104.3             604.4
Cash and cash equivalents:
 Beginning..............................................................................             15.7             326.9
                                                                                                  -------          --------
 Ending.................................................................................          $ 120.0          $  931.3
                                                                                                   ======            ======
Supplemental Disclosure of Cash Flow Information:
 Cash payment for interest..............................................................           $110.8            $58.6
                                                                                                   ======            =====
Supplemental Schedule of Noncash Investing and Financing Activities
 Capital leases incurred for the acquisition of property and equipment..................           $  9.8            $ 6.1
                                                                                                   ======            =====

  The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the Three and Six Months Ended
                      June 30, 2001 and 2000 is Unaudited)

Note 1:    Basis of Presentation

Interim Financial Information (unaudited): The financial statements and related notes as of June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these consolidated condensed financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on March 30, 2001.

Reclassifications: Certain items in the unaudited statement of operations for the three and six month periods ended June 30, 2000 have been reclassified to be consistent with the presentation in the June 30, 2001 unaudited financial statements.

Note 2:    Supplemental Asset Data

Trade Receivables: The composition of trade receivables, net, is as follows:

                                                                      June 30,                   December 31,
                                                                       2001                         2000
                                                                      --------                   ------------
                                                                                 (In millions)
Trade Receivables:
 Billed...........................................................     $391.9                       $323.4
 Unbilled.........................................................       90.8                        120.4
                                                                       ------                       ------
                                                                        482.7                        443.8
Allowance for doubtful accounts and discounts.....................      (81.3)                       (89.8)
                                                                       ------                       ------
                                                                       $401.4                       $354.0
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

Caprock Communications Corp. (Caprock): On December 7, 2000, the Company acquired Caprock pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A common stock. The total purchase price was approximately $579 million based on the average closing price of the Company's Class A common stock for the ten trading days beginning five days prior to October 2, 2000, the date the merger was announced, plus the principal amount of outstanding Caprock senior notes of $360 million.

The following table summarizes the purchase price allocations for business acquisitions in the six months ended June 30, 2001 and 2000 (in millions):

  Transaction Year:                              2001              2000
  -----------------                             -----          --------
  Cash purchase price                           $21.8          $   19.7
  Acquisition costs                               0.9              43.7
  Promissory notes                                4.8              49.6
  Stock issued                                   37.8           1,836.7
  Option agreements                                --             103.2
                                                -----          --------
                                                $65.3          $2,052.9
                                                =====          ========

  Working capital acquired, net                 $(0.7)         $   15.5
  Fair value of other assets acquired             4.0             184.5
  Intangibles                                    62.0           2,143.6
  Liabilities assumed                              --            (290.7)
                                                -----          --------
                                                $65.3          $2,052.9
                                                =====          ========

These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

The following is the unaudited consolidated results of operations for the six months ended June 30, 2000 on a pro forma basis as though Splitrock and Caprock had been acquired as of January 1, 2000 (in millions, except per share data):

                                                                  2000
                                                                -------
   Revenue...............................................       $ 769.1
   Net loss applicable to common shares..................        (264.2)
   Loss per common share.................................         (0.45)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 4:  Restructuring

During the second quarter of 2001, the Company instituted a plan to reduce costs and focus operations on its 25 state footprint. In conjunction with this plan, the Company recorded a $28.2 million charge for the reduction of its workforce by approximately 900 employees and the termination of leases associated with the abandonment of office and equipment space. The $28.2 million charge is comprised of $9.4 million in employee severance, $3.4 million in non-cash compensation charges and $15.4 million for lease terminations. For the quarter ended June 30, 2001, severance and costs associated with lease terminations paid totaled $3.8 million and $0.8 million, respectively, and non-cash compensation charges were $3.4 million. The remaining accrual of $20.2 million is included in accrued liabilities in the consolidated balance sheet. We expect to pay $5.0 million in severance and $8.7 million in lease termination costs by year end. The following table displays the charges incurred by segment (in millions):


                                      Lease         Employee
                                      -----         --------
Segment                           Terminations      Severance       Totals
-------                           ------------      ---------       ------
Communications services              $ 7.4             $ 9.6        $17.0
Other                                  8.0               3.2         11.2
                                     -----             -----        -----
Totals                               $15.4             $12.8        $28.2
                                     =====             =====        =====

Note 5: Information by Business Segment

The Company operates predominantly in two reportable operating segments: (1) Communications Services: providing communications and related services, such as local and long distance service, providing end-to-end data communications, telecommunications network sales and expanding fiber optic network; and (2)
Directory: selling advertising space in telephone directories, and publishing and distributing directories to local area subscribers. These business segments have separate management teams and infrastructures that offer different products and services.

The Company previously reported under three operating segments after the acquisition of Splitrock on March 30, 2000. The former Splitrock entity operations were reported under the Data segment. Due to changes in the Company's structure and the way it evaluates performance, the Data segment has been merged into the Communications Services segment. The three and six month periods ended June 30, 2000 have been restated for this change.

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

In 2001 and 2000, no single customer or group under common control represented 10% or more of the Company's sales.

Segment information for the three and six months ended June 30, 2001 and 2000 was as follows (in millions):

                                 Communications   Directory     Other      Total
                                 --------------   ---------   ---------  ---------
                                    Services
                                    --------
Three months ended
June 30, 2001
Revenues                              $  394.1      $ 79.5    $     --    $  473.6
                                  ================================================

EBITDA                                $   20.9      $ 17.4    $   (4.1)   $   34.2
Depreciation and Amortization           (103.7)       (9.0)      (49.6)     (162.3)
Interest Income                            0.1          --         2.0         2.1
Interest Expense                          (1.0)         --       (56.9)      (57.9)
Restructuring charge                     (17.0)         --       (11.2)      (28.2)
Taxes and Other                           (4.0)       (0.1)       84.5        80.4
                                  ------------------------------------------------
Net Income (Loss)                     $ (104.7)     $  8.3    $  (35.3)   $ (131.7)
                                  ================================================

Six months ended
June 30, 2001
Revenues                              $  755.4      $151.2    $     --    $  906.6
                                  ================================================

EBITDA                                $   35.2      $ 29.1    $   (7.8)   $   56.5
Depreciation and Amortization           (183.8)      (18.0)     (102.4)     (304.2)
Interest Income                            0.2         0.1         8.6         8.9
Interest Expense                          (2.0)         --      (112.6)     (114.6)
Restructuring charges                    (17.0)         --       (11.2)      (28.2)
Taxes and Other                           (6.7)       (0.3)       83.8        76.8
                                  ------------------------------------------------
Net Income (Loss)                     $ (174.1)     $ 10.9    $ (141.6)   $ (304.8)
                                  ================================================

As of June 30, 2001
Total assets                          $3,594.3      $516.5    $3,590.7    $7,701.5

Three months ended
June 30, 2001
Capital expenditures, including
 acquisitions                         $  200.5      $  2.1    $   59.2    $  261.8


Six months ended
June 30, 2001
Capital expenditures, including
 acquisitions                         $  418.0      $ 31.8    $   63.4    $  513.2

                                 Communications   Directory     Other        Total
                                 --------------   ---------   ---------    ---------
                                    Services
                                    --------
Three months ended
June 30, 2000
Revenues                             $271.0       $  60.8        $    --      $ 331.8
                                  ===================================================

EBITDA                               $ (3.5)      $  13.5        $  (8.9)     $   1.1
Depreciation and Amortization         (52.6)         (7.6)         (42.4)      (102.6)
Interest Income                         1.0           0.2           14.4         15.6
Interest Expense                       (9.3)           --          (32.7)       (42.0)
Taxes and Other                        (1.2)           --            3.4          2.2
                                  ---------------------------------------------------
Net Income (Loss)                    $(65.6)       $  6.1        $ (66.2)     $(125.7)
                                  ===================================================

Six months ended
June 30, 2000
Revenues                             $493.8        $126.3        $    --      $ 620.1
                                  ===================================================

EBITDA                               $  6.8        $ 26.5        $ (14.2)     $  19.1
Depreciation and Amortization         (89.6)        (15.0)         (58.6)      (163.2)
Interest Income                         1.3           0.3           29.2         30.8
Interest Expense                      (10.2)           --          (62.7)       (72.9)
Taxes and Other                        (3.5)           --            5.5          2.0
                                  ---------------------------------------------------
Net Income (Loss)                    $(95.2)       $ 11.8        $(100.8)     $(184.2)
                                  ===================================================

As of June 30, 2000
Total assets                         $2,516.0   $483.5   $4,070.0   $7,069.5

Three months ended
June 30, 2000
Capital expenditures, including
 acquisitions                        $  309.2   $ 22.3   $    9.6   $  341.1


Six months ended
June 30, 2000
Capital expenditures,
Including acquisitions               $  552.2   $ 43.0   $2,017.6   $2,612.8


Note 6:  Effects of New Accounting Standards

Accounting for Business Combinations

In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations," effective for all business combinations initiated and made after June 30, 2001. SFAS 141 requires all business combinations be accounted for under the purchase method and establishes additional reporting requirements for business combinations. The Company currently accounts for all business combinations under the purchase method and does not expect adoption of this statement to have an effect on the Company's operations.

Accounting for Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. The Company has not yet quantified the impacts of adopting this statement, but it could result in significant changes to amortization expense and the classification and recording of intangibles currently on the books, as well as any future acquisitions.

Note 7:  Sale of PCS Licenses

During the second quarter, the Company received net proceeds of $90.6 million related to the sale of its PCS licenses and recorded a gain on the sale of $67.1 million. In July 2001, the Company received additional net proceeds of $35.0 million for the sale of its remaining PCS licenses.

Note 8:  Subsequent event

Private Equity Investment

The Company announced on August 1, 2001, that investment funds controlled by Forstmann Little & Co. ("Forstmann Little") agreed to invest $100 million in the Company to provide additional funding. In exchange for the investment, the Company will issue 36.4 million shares of the Company's Class A common stock. Forstmann Little has also agreed to exchange the convertible preferred stock it acquired in 1999 for convertible preferred stock that has no dividend. The conversion price of the Forstmann Little preferred stock will be reduced from the current conversion price of $12.17 per share to $6.10. The transaction is subject to customary closing conditions and is expected to be completed by the end of the third quarter. Once closed, Forstmann Little's investment in the Company will increase to $1.1 billion, representing a fully diluted ownership interest in the Company of approximately 20%.

Debt Draw Down

On July 10, 2001, the Company announced that it had accessed an additional $175 million of its $1.3 billion Secured Credit Facility, leaving an undrawn committed balance of $550 million.

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

Overview

We derive most of our revenue from our core business of providing communications services, including:

    .  local and long distance services
    .  dial and dedicated Internet access
    .  High speed Internet access services, such as digital subscriber line
       (DSL) and cable modem
    .  bandwidth leasing and colocation services
    .  facilities and services dedicated for a particular customer's use
    . telephone and computer sales, leasing, networking, service and installation
    . other communications services, including video, cellular, operator, payphone, mobile radio and paging services

We also derive revenue from the following services related to our core business:


    .  sale of advertising in print and electronic telephone directories
    . traditional local telephone company services in east central Illinois and southeast South Dakota
    . value-added services such as virtual private networks and web hosting . telemarketing services

The table set forth below summarizes our percentage of revenues from these sources:

                                                                     Quarter Ended June 30,
                                                                -------------------------------
                                                                     2001               2000
                                                                     ----               ----
Communications services.......................................         77%                74%
Local exchange services.......................................          5                  6
Directory.....................................................         17                 18
Other.........................................................          1                  2
                                                                     ----               ----
                                                                      100%               100%
                                                                     ====               ====

We provide integrated communications services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We also provide data and voice services in all 50 states. We are a facilities-based telecommunications provider with, as of June 30, 2001, 383 ATM switches, 49 voice switches, 372 collocations, 512 DSLAMS, nearly 31,000 route miles of fiber optic network and approximately 10,600 employees. Our fiber optic network is capable of transmitting integrated next-generation data, Internet, video and voice services, reaching 800 cities and approximately 90% of the U.S. population. In the next 12 months, we plan to distribute 35 million telephone directories in 26 states, serving a population of 59 million. McLeodUSA is a Nasdaq-100 company traded under the symbol "MCLD".

Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local and long distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services in the independent local exchange service areas, the cost of fiber related to bandwidth leasing and the cost of printing and distributing telephone directories. SG&A consists of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization include depreciation of our communications network and equipment; amortization of goodwill and other intangibles related to our acquisitions; amortization expense related to the excess of estimated fair market value in aggregate of options over the aggregate exercise price of such options granted to some of our officers, other employees and directors; and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers' local line service from the MegaBells to our local telecommunications service.

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

We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our internal staffing, develop our systems and expand into new markets. We expect to continue to focus on increasing our customer base and bringing our customer base onto our communications network. Accordingly, we expect that our cost of service, SG&A and capital expenditures will continue to increase, all of which may have a negative impact on operating results.

In addition, we expect that our projected additional capital expenditures could continue to generate negative cash flows from construction activities during the next few years while we install and expand our fiber optic communications network. We may also be forced to change our pricing policies to respond to a changing competitive environment, and we cannot assure you that we will be able to maintain our operating margin. We cannot assure you that growth in our revenue or customer base will continue or that we will be able to achieve or sustain profitability or positive cash flows.

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

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Total revenue increased from $331.8 million for the three months ended June 30, 2000 to $473.6 million for the three months ended June 30, 2001, representing a 43% increase. Communications services revenue accounted for 85% of this increase primarily due to 42% growth in our competitive customer base since June 30, 2000 to approximately 419,000 customers. Our revenue per customer has remained consistent, decreasing less than 0.5% from $209.53 for the second quarter 2000 to $208.87 in the second quarter 2001. Directory accounted for the remaining growth in revenues, increasing from $59.8 million to $79.5 million. Approximately 85% of this growth in Directory revenues was derived from acquisitions.

Cost of service increased from $196.4 million for the three months ended June 30, 2000, to $274.0 million for the three months ended June 30, 2001, representing an increase of $77.6 million or 40%. Cost of service primarily includes local and long distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services in the independent local exchange service areas, the cost of fiber related to bandwidth leasing, and the cost of printing and distributing telephone directories. The increase in the cost of service is directly attributed to our sales growth. Our gross margin increased slightly in 2001 from 41% to 42%.

SG&A increased from $134.3 million for the three months ended June 30, 2000 to $165.4 million for the three months ended June 30, 2001, an increase of $31.1 million or 23%. Approximately $24 million of the increase is attributed to sales, marketing and customer support and $6.9 million in general and administrative costs to support our growth. This increase, offset by higher sales productivity and our ability to support our growth with lower incremental costs, resulted in SG&A costs declining as a percentage of revenues to 35% from 41% a year ago. Our workforce reductions at the end of May 2001 should continue to lower our SG&A costs as a percentage of revenues in the second half of 2001.

Depreciation and amortization expenses increased from $102.6 million for the three months ended June 30, 2000 to $162.3 million for the three months ended June 30, 2001, representing an increase of $59.7 million or 58%. The increase is attributed to a higher depreciable asset base as a result of continued infrastructure investment and increased assets placed in service. Our gross depreciable asset base increased from $1.3 billion at June 30, 2000 to $2.3 billion at June 30, 2001.

During the second quarter of 2001, the Company instituted a plan to reduce costs and focus operations on its 25 state footprint. In conjunction with this plan, the Company recorded a $28.2 million charge for the reduction of its workforce by approximately 900 employees and the termination of leases associated with the abandonment of office and equipment space. The $28.2 million charge is comprised of $9.4 million in employee severance, $3.4 million in non-cash compensation and $15.4 million for lease terminations. For the quarter ended June 30, 2001, severance and costs associated with lease terminations paid totaled $3.8 million and $0.8 million, respectively, and non-cash compensation charges were $3.4 million. The remaining accrual of $20.2 million is included in accrued liabilities in the consolidated balance sheet. We expect to pay $5.0 million in severance and $8.7 million in lease termination costs by year end. The following table displays the charges incurred by segment (in millions):


                                         Lease            Employee
                                    ---------------  -----------------
Segment                              Terminations        Severance             Totals
--------                            ---------------  -----------------   -------------------

Communications services                  $ 7.4             $ 9.6                $17.0
Other                                      8.0               3.2                 11.2
                                         -----             -----                -----
Totals                                   $15.4             $12.8                $28.2
                                         =====             =====                =====
--------------------------------------------------------------------------------------------

Interest income decreased from $15.6 million for the three month period ended June 30, 2000, to $2.1 million for the same period in 2001 as a result of a lower average investment balance during the second quarter 2001.

Gross interest expense increased from $55.3 million for the second quarter of 2000 to $91.3 million for the second quarter of 2001. This increase was primarily a result of $9.7 million of interest on our Credit Facilities included in 2001 for an additional two months, interest totaling $32.8 million on our 12% senior notes, 11 1/2% senior notes, and 11 3/8% senior notes, and the $1.2 million increase in accretion of interest on our 10 1/2% senior discount notes. These increases were offset by a $7.7 million decrease due to the retirement of Splitrock's senior notes in July 2000. Interest expense of approximately $33.4 and $13.3 million was capitalized as part of our construction of fiber optic network during the second quarter of 2001 and 2000, respectively.

Other income increased to $80.4 million, up $78.2 million from June 30, 2000, resulting from the gain on sale of certain assets, primarily our PCS licenses.

Net loss applicable to common shares increased from $139.3 million for the three months ended June 30, 2000 to $145.3 million for the three months ended June 30, 2001, an increase of $6.0 million. This increase resulted primarily from the following factors: (1) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions; (3) net interest expense on indebtedness to fund market expansion and network development; (4) dividends on preferred stock issued; and (5) the $80.4 million one-time gain associated with the sale of certain assets, offset by the $28.2 million restructuring charge.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Total revenue increased from $620.1 million for the six months ended June 30, 2000 to $906.6 million for the six months ended June 30, 2001, representing an increase of $286.5 million or 46%. The growth in communications services of $259.4 million accounts for 91% of this increase and is primarily due to the an increase in our customer base as well as the inclusion of the Splitrock and Caprock acquisitions in the income statement for an additional three and six months, respectively, in 2001. Directory revenues increased $26.6 million, principally due to acquisitions.

Cost of service increased from $344.4 million for the six months ended June 30, 2000 to $520.1 million for the six months ended June 30, 2001, representing an increase of $175.7 million or 51%. This increase in cost of service was due primarily to the growth in the Company's communications services and directory revenues. Gross margin decreased by 1.8% to 42.6% during the six months ended June 30, 2001.

SG&A increased from $256.6 million for the six months ended June 30, 2000 to $330.0 million for the six months ended June 30, 2001, an increase of $73.4 million to support the growth in our revenues. SG&A as a percentage of revenues has declined from 41% for the six months ended June 30, 2000 to 36% for the six months ended June 30, 2001 due to lower incremental costs associated with the increased revenues.

Depreciation and amortization expenses increased from $163.2 million for the six months ended June 30, 2000 to $304.2 million for the six months ended June 30, 2001, representing an increase of $141 million. The increase is attributed to a higher depreciable asset base as a result of continued infrastructure investment and increased assets placed in service as well as the inclusion of the depreciation on the Caprock and Splitrock property and equipment for six months in 2001.

Interest income decreased to $8.9 million for the six month period ended June 30, 2001, from $30.8 million for the same period in 2000. This decrease resulted from a higher average investment balance during 2000.

Gross interest expense increased from $96.4 million for the first six months of 2000 to $179.1 million for the first six months of 2001. This increase resulted from interest on our Credit Facilities of $25.4 million, interest totaling $61.1 million on our 12% senior notes, 11 1/2% senior notes, and 11 3/8% senior notes, and the $2.8 million increase in accretion of interest on our 10 1/2% senior discount notes offset by a reduction of $7.7 million as a result of the retirement of Splitrock's senior notes in July of 2000.

Net loss applicable to common shares increased from $211.4 million for the six months ended June 30, 2000 to $332 million for the six months ended June 30, 2001, an increase of $120.6 million. This increase resulted primarily from the following factors: (1) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions; (3) net interest expense on indebtedness to fund market expansion and network development; (4) dividends on preferred stock issued; and (5) the $80.4 million one-time gain associated with the sale of certain assets, offset by the $28.2 million restructuring charge.

Liquidity and Capital Resources

Our total assets increased from $7.4 billion at December 31, 2000 to $7.7 billion at June 30, 2001. The increase is primarily due the proceeds from the issuance of $750 million of our 11 3/8% senior notes due 2009 offset by our net loss and payments of current liabilities. At June 30, 2001, our current assets of $667.0 million exceeded our current liabilities of $658.4 million, providing working capital of $8.6 million, which represents an increase in working capital of $292.2 million compared to December 31, 2000. At December 31, 2000, our current liabilities of $846.4 million exceeded current assets of $562.8 million, creating a working capital deficit of $283.6 million.

The net cash used in operating activities totaled $296.1 million for the six months ended June 30, 2001 and $12.5 million for the six months ended June 30, 2000. The increase in cash usage was to fund the increase in accounts receivable, other assets, and payments of accounts payable and accrued liabilities. The significant decrease in accounts payable and accrued expenses resulted from the payment of Caprock liabilities for capital equipment assumed in the acquisition.

Cash used in investing activities totaled $339.2 million in 2001 versus proceeds of $60.3 million received from investing activities during the same period in 2000. Net cash generated from the purchase, sale and maturation of available for sale securities was $641 million in 2000 compared to $45 million in 2001 due to a lower cash balance available for investment. The lower investment balance in 2001 was offset by reduced capital spending and proceeds of $90.6 million from the sale of our PCS licenses.

Our financing activities provided net cash of $739.6 million. On January 16, 2001, we completed an offering of $750.0 million aggregate principal amount of our 11 3/8% senior notes due January 1, 2009, yielding net proceeds of approximately $734.3 million. We also received proceeds of $34.0 million from the issuance of common stock, partially offset by payments on long-term debt and preferred stock dividends totaling $28.7 million.

In May 2000, we entered into a $1.3 billion Senior Secured Credit Facility. The Senior Secured Credit Facility consists of (1) a seven year Senior Secured Revolving Facility with an aggregate principal amount of $450 million, (2) a seven year Senior Secured Multi-Draw Term Loan Facility with an aggregate principal amount of $275 million ("Tranche A Term Facility"), and (3) an eight year single draw Senior Secured Term Loan with an aggregate principal amount of $575 million ("Tranche B Term Facility"). The Tranche A Term Facility provides for multiple ($50 million minimum) draws for the first 24 months of the agreement at which time any undrawn commitments expire. As of June 30, 2001, we had drawn $575 million on the Tranche B Term Facility. In July 2001, we borrowed $175 million under the Tranche A Term Facility.

We announced on August 1, 2001, that investment funds controlled by Forstmann Little & Co. ("Forstmann Little") agreed to invest $100 million in the Company to provide additional funding. In exchange for the investment, the Company will issue 36.4 million shares of the Company's Class A common stock. Forstmann Little has also agreed to exchange the convertible preferred stock it acquired in 1999 for convertible preferred stock that has no dividend. The conversion price of the Forstmann Little preferred stock will be reduced from the current conversion price of $12.17 per share to $6.10. The transaction is subject to customary closing conditions and is expected to be completed by the end of the third quarter. Once closed, Forstmann Little's investment in the Company will increase to $1.1 billion, representing a fully diluted ownership interest in the Company of approximately 20%.

As of August 3, 2001 based on our business plan, capital requirements and growth projections as of that date, we estimate that we will require approximately $700 million from July, 2001 through 2002 to fund our planned capital expenditures. Our estimated aggregate capital requirements include the projected costs of:

    . expanding our fiber optic communications network, including national and intra-city fiber optic networks
    .  adding voice and data switches
    . constructing, acquiring, developing or improving telecommunications assets in existing and new markets

We expect to meet these funding needs through various sources, including existing cash balances, the existing McLeodUSA lines of credit, prospective sales of selected assets and cash flow from future operations.

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

Market Risk

At June 30, 2001, we recorded the marketable equity securities that we hold at a fair value of $18.9 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $1.9 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

Substantially all of our long-term debt obligations are fixed rate obligations which do not expose us to material future earnings or cash flow exposure from changes in interest rates. We have $575 million of variable rate debt outstanding at June 30, 2001 under the Tranche B Term Facility. If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended June 30, 2001, quarterly interest expense would increase by $1.4 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

Effects of New Accounting Standards

Accounting for Business Combinations

In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations," effective for all business combinations initiated and made after June 30, 2001. SFAS 141 requires that all business combinations be accounted for under the purchase method and establishes additional reporting requirements for business combinations. The Company currently accounts for all business combinations under the purchase method and does not expect adoption of this statement to have an effect on the Company's operations.

Accounting for Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. The Company has not yet quantified the impacts of adopting this statement, but it could result in significant changes to amortization expense and the classification and recording of intangibles currently on the books, as well as any future acquisitions.

Inflation

     We do not believe that inflation has had a significant impact on our consolidated operations.

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the period from April 1, 2001 through June 30, 2001, we issued the following equity securities not registered under the Securities Act of 1933, as amended:

We issued 787,690 shares of Class A common stock, representing a dividend due to the holders of our Series A Preferred Stock issued August 6, 1999. This issuance is in addition to 1,681,679 shares of Class A common stock previously issued as payment of dividends on our Series A Preferred Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 30, 2001. All of the proposals presented for stockholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of the directors whose term of office as a director continued after the meeting.

Proposal 1 -- Election of Directors
                                      Term
                                      Expires       Votes For     Votes Withheld
                                    -----------    -----------    --------------
     Anne K. Bingaman                   2004       489,871,862        106,575
     Peter H.O. Claudy                  2004       486,754,725      3,223,712
     Thomas M. Collins                  2004       486,562,647      3,415,790
     Daniel R. Hesse                    2004       489,912,580         65,857
     Richard A. Lumpkin                 2004       463,331,225     26,647,212


Proposal 2 -- Ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants

     Votes For                  483,408,156
     Votes Against                6,360,703
     Votes Withheld                 209,578
     Broker Non-Votes                     0

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
-------
Number  Exhibit Description
------  -------------------
11.1    Statement regarding computation of loss per common share.

(b)  Reports on Form 8-K

     On May 30, 2001 we filed a Current Report on Form 8-K (1) to report a 5 percent reduction in our work force and (2) to make available our press release dated May 30, 2001 reaffirming revenue and EBITDA guidance, confirming our core construction plan, and highlighting cash management initiatives.

     On August 1, 2001, we filed a Current Report on Form 8-K to make available our press release dated August 1, 2001 reporting changes in our senior management and Board of Directors, a new equity investment by Forstmann Little, financial results for the quarter ended June 30, 2001, and providing updated 2001 guidance and preliminary 2002 targets.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLEODUSA INCORPORATED
                                    (registrant)


Date:  August 14, 2001              By:         /s/ Stephen C. Gray
                                        -------------------------------------
                                                  Stephen C. Gray
                                        President and Chief Executive Officer


Date:  August 14, 2001              By:     /s/ Blake O. Fisher, Jr.
                                       ----------------------------------
                                              Blake O. Fisher, Jr.
                                        Group Vice President - Corporate
                                         Development and Administration

                                INDEX TO EXHIBITS

                                                                   Sequentially
                                                                   ------------
Exhibit                                                              Numbered
-------                                                              --------
Number     Exhibit Description                                         Page
------     -------------------                                         ----
11.1       Statement regarding computation of loss per common share.