Form 10-Q
period 2001-09-30
MCLEODUSA INC
filed 2001-11-14
CIK 919943

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 2001

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

  The number of shares outstanding of each class of the issuer's common stock as of November 5, 2001:

     Common Stock Class A:  ($.01 par value).......  627,734,497  shares

     Common Stock Class B:  ($.01 par value).......  None

===============================================================================

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Financial Statements.............................................    3

         Consolidated Balance Sheets, September 30, 2001 (unaudited) and
         December 31, 2000................................................    3

         Unaudited Consolidated Statements of Operations and Comprehensive
         Loss for the three and nine months ended September 30, 2001
         and 2000.........................................................    4

         Unaudited Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2001 and 2000.........................    5

         Notes to Consolidated Financial Statements (unaudited)...........    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   12

PART II.  Other Information
---------------------------
Item 2.  Changes in Securities and Use of Proceeds........................   19

Item 3.  Defaults Upon Senior Securities..................................   19

Item 6.  Exhibits and Reports on Form 8-K.................................   19

Signatures................................................................   21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In millions, except shares)

                                                                              September 30,     December 31,
                                                                                  2001             2000
                                                                              -------------     ------------
                                                                               (Unaudited)
                                   ASSETS
Current Assets
 Cash and cash equivalents..................................................      $    63.4        $    15.7
 Investment in available-for-sale securities................................            3.6             64.7
 Trade receivables, net.....................................................          314.0            337.8
 Inventory..................................................................           14.9             25.1
 Deferred expenses..........................................................           47.9             48.3
 Prepaid expenses and other.................................................           23.4             55.0
                                                                                  ---------        ---------
  TOTAL CURRENT ASSETS......................................................          467.2            546.6
                                                                                  ---------        ---------
Property and equipment
 Land and buildings.........................................................          117.9            118.4
 Communications networks....................................................        1,656.7          1,411.4
 Furniture, fixtures and equipment..........................................          498.1            428.6
 Networks in progress.......................................................        1,057.8          1,497.7
                                                                                  ---------        ---------
                                                                                    3,330.5          3,456.1
Less accumulated depreciation...............................................          650.0            437.0
                                                                                  ---------        ---------
                                                                                    2,680.5          3,019.1
                                                                                  ---------        ---------
Investments, Intangibles and Other Assets
 Other investments..........................................................           31.6             29.2
 Goodwill, net..............................................................        1,092.7          3,226.2
 Other intangibles, net.....................................................          398.5            391.0
 Other......................................................................          122.1            137.3
                                                                                  ---------        ---------
                                                                                    1,644.9          3,783.7
                                                                                  ---------        ---------
                                                                                  $ 4,792.6        $ 7,349.4
                                                                                  =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt.......................................      $    12.6        $    27.3
 Accounts payable...........................................................          192.6            275.9
 Accrued payroll and payroll related expenses...............................           39.5             43.0
 Other accrued liabilities..................................................          393.8            393.8
 Deferred revenue, current portion..........................................           19.0             36.4
 Customer deposits..........................................................           35.2             53.8
                                                                                  ---------        ---------
  TOTAL CURRENT LIABILITIES.................................................          692.7            830.2
Long-term debt, less current maturities.....................................        3,694.0          2,732.2
Deferred revenue, less current portion......................................           16.0             12.1
Other long-term liabilities.................................................           16.5             18.8
                                                                                  ---------        ---------
                                                                                    4,419.2          3,593.3
                                                                                  ---------        ---------

Redeemable convertible preferred stock
 Preferred, Series B, redeemable, convertible, $.01 par value, authorized,
  issued and outstanding 2001 none; 2000 275,000............................            ---            687.5
 Preferred, Series C, redeemable, convertible, $.01 par value, authorized,
  issued and outstanding 2001 none; 2000 125,000............................            ---            312.5
 Preferred, Series D, redeemable, convertible, $.01 par value, authorized,
  issued and outstanding 2001 275,000; 2000 none............................          104.0              ---
 Preferred, Series E, redeemable, convertible, $.01 par value, authorized,
  issued and outstanding 2001 125,000; 2000 none............................           43.0              ---
                                                                                  ---------        ---------
                                                                                      147.0          1,000.0
                                                                                  ---------        ---------
Stockholders' Equity
 Capital Stock:
   Preferred, Series A, $.01 par value: authorized, issued  and outstanding
    2001 1,149,375 shares; 2000 1,149,400 shares............................            ---              ---
  Common, Class A, $.01 par value; authorized 2,000,000,000 shares;
   issued and outstanding 2001 626,950,228 shares; 2000  606,596,945
   shares...................................................................            6.3              6.1
  Common, Class B, convertible, $.01 par value; authorized 22,000,000
   shares; issued and outstanding 2001 and 2000 none........................            ---              ---
 Additional paid-in capital.................................................        3,843.2          3,749.7
 Accumulated deficit........................................................       (3,621.1)        (1,027.1)
 Accumulated other comprehensive income.....................................           (2.0)            27.4
                                                                                  ---------        ---------
                                                                                      226.4          2,756.1
                                                                                  ---------        ---------
                                                                                  $ 4,792.6        $ 7,349.4
                                                                                  =========        =========

             The accompanying notes are an integral part of these
                       consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (In millions, except per share data)

                                                                      Three Months Ended      Nine Months Ended
                                                                        September 30,           September 30,
                                                                    ----------------------  ----------------------
                                                                          2001       2000         2001       2000
                                                                     ---------    -------    ---------   --------
Revenues:
 Communications services..........................................   $   354.7    $ 278.2    $ 1,057.6   $  721.6
 Local exchange services..........................................        21.2       21.6         64.1       63.8
 Directory........................................................        69.8       60.7        221.0      185.3
 Other............................................................         4.8        6.1         14.4       16.0
                                                                     ---------    -------    ---------   --------
  TOTAL REVENUES..................................................       450.5      366.6      1,357.1      986.7
Operating expenses:
 Cost of service..................................................       271.4      204.2        791.5      548.6
 Selling, general and administrative..............................       187.4      147.3        517.4      403.9
 Depreciation and amortization....................................       167.2      113.6        471.4      276.8
 Restructuring, asset impairment and other charges................     2,907.2        ---      2,935.4        ---
                                                                     ---------    -------    ---------   --------
  TOTAL OPERATING EXPENSES........................................     3,533.2      465.1      4,715.7    1,229.3
                                                                     ---------    -------    ---------   --------
  OPERATING LOSS..................................................    (3,082.7)     (98.5)    (3,358.6)    (242.6)
Nonoperating income (expense):
 Interest income..................................................         0.8       12.2          9.7       43.1
 Interest expense, net of amounts capitalized.....................       (66.2)     (40.7)      (180.8)    (113.6)
 Other income (expense)...........................................        39.7       (0.7)       116.5        1.2
                                                                     ---------    -------    ---------   --------
  TOTAL NONOPERATING INCOME (EXPENSE).............................       (25.7)     (29.2)       (54.6)     (69.3)
                                                                     ---------    -------    ---------   --------
  LOSS BEFORE EXTRAORDINARY CHARGE................................    (3,108.4)    (127.7)    (3,413.2)    (311.9)
Extraordinary charge on early retirement of debt..................         ---      (24.5)         ---      (24.5)
                                                                     ---------    -------    ---------   --------
  NET LOSS........................................................    (3,108.4)    (152.2)    (3,413.2)    (336.4)
Gain on exchange of preferred stock...............................       851.2       ----        851.2       ----
Preferred stock dividend..........................................        (4.8)     (13.6)       (32.0)     (40.8)
                                                                     ---------    -------    ---------   --------
  NET LOSS APPLICABLE TO COMMON SHARES............................   $(2,262.0)   $(165.8)   $(2,594.0)  $ (377.2)
                                                                     =========    =======    =========   ========
Loss per common share:
       Loss before extraordinary charge...........................   $   (3.62)   $ (0.24)   $   (4.20)  $  (0.65)
       Extraordinary charge.......................................         ---      (0.04)         ---      (0.04)
                                                                     ---------    -------    ---------   --------
       Loss per common share......................................   $   (3.62)   $ (0.28)   $   (4.20)  $  (0.69)
                                                                     =========    =======    =========   ========
Weighted average common shares outstanding........................       625.5      583.3        617.8      547.3
                                                                     =========    =======    =========   ========


Other comprehensive loss, net of tax:
 Unrealized holding losses arising during the period..............        (3.8)     (30.5)        (5.6)     (21.1)
  Less:  reclassification adjustment for gains included in
   net income.....................................................        10.5       (0.5)        23.8        1.8
                                                                     ---------    -------    ---------   --------
  TOTAL OTHER COMPREHENSIVE LOSS..................................       (14.3)     (30.0)       (29.4)     (22.9)
                                                                     ---------    -------    ---------   --------
  COMPREHENSIVE LOSS..............................................   $(2,276.3)   $(195.8)   $(2,623.4)  $ (400.1)
                                                                     =========    =======    =========   ========

       The accompanying notes are an integral part of these consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                          ---------------------------------------
                                                                                                     2001                   2000
                                                                                                ---------               --------
Cash Flows from Operating Activities
 Net loss...............................................................................        $(3,413.2)              $ (336.4)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation..........................................................................            280.0                  142.7
  Amortization..........................................................................            191.4                  134.1
  Accretion of interest on senior discount notes........................................             36.1                   31.7
  Gain on the sale of assets............................................................           (121.7)                   ---
  Restructuring, asset impairment and other charges.....................................          2,926.8                    ---
  Changes in assets and liabilities, net of acquisitions:
      Trade receivables.................................................................            (26.3)                 (59.0)
      Inventory.........................................................................             10.2                   (3.2)
      Deferred expenses.................................................................              0.4                   (3.6)
      Prepaid expenses and other........................................................              8.5                   49.2
      Accounts payable and accrued expenses.............................................           (255.8)                  32.0
      Deferred revenue..................................................................            (13.5)                  23.1
      Customer deposits.................................................................            (18.6)                  17.4
                                                                                                ---------               --------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.............................           (395.7)                  28.0
                                                                                                ---------               --------
Cash Flows from Investing Activities
 Purchases of property and equipment....................................................           (578.4)                (876.5)
 Other assets...........................................................................            (47.6)                 (32.4)
 Available-for-sale securities:
  Purchases.............................................................................            (69.6)                (556.9)
  Sales.................................................................................            129.4                   34.4
  Maturities............................................................................              ---                1,232.3
 Proceeds from the sale of assets.......................................................            132.8                    ---
 Business acquisitions..................................................................            (21.8)                 (25.3)
 Other..................................................................................             (3.7)                 (42.8)
                                                                                                ---------               --------
        NET CASH USED IN INVESTING ACTIVITIES...........................................           (458.9)                (267.2)
                                                                                                ---------               --------
Cash Flows from Financing Activities
 Net proceeds from long-term debt.......................................................            909.3                  554.6
 Payments on long-term debt.............................................................            (15.4)                (313.2)
 Net proceeds from issuance of common stock.............................................             34.7                   42.0
 Payments of preferred stock dividends..................................................            (26.3)                 (17.5)
                                                                                                ---------               --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES......................................            902.3                  265.9
                                                                                                ---------               --------
         NET INCREASE IN CASH AND CASH EQUIVALENTS......................................             47.7                   26.7
Cash and cash equivalents:
 Beginning..............................................................................             15.7                  326.9
                                                                                                ---------               --------
 Ending.................................................................................        $    63.4               $  353.6
                                                                                                =========               ========

Supplemental Disclosure of Cash Flow Information:

 Cash payment for interest..............................................................           $216.8                $117.6
                                                                                                   ======                ======
Supplemental Schedule of Noncash Investing and Financing Activities

 Capital leases incurred for the acquisition of property and equipment..................           $  9.8                $  7.7
                                                                                                   ======                ======

             The accompanying notes are an integral part of these
                       consolidated financial statements

                    McLEODUSA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and for the Three and Nine Months Ended
                   September 30, 2001 and 2000 is Unaudited)

Note 1:    Basis of Presentation

Interim Financial Information (unaudited): The financial statements and related notes as of September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these consolidated condensed financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on March 30, 2001.

Reclassifications: Certain items in the consolidated balance sheet for the period ending December 31, 2000 have been reclassified to be consistent with the presentation in the September 30, 2001 unaudited financial statements.

Note 2:    Supplemental Asset Data

Trade Receivables: The composition of trade receivables, net, is as follows:

                                                   September 30,  December 31,
                                                       2001           2000
                                                     --------       --------
                                                          (In millions)
Trade Receivables:
 Billed..........................................    $ 344.1        $ 323.4
 Unbilled........................................       86.3          120.4
                                                     -------        -------
                                                       430.4          443.8
Allowance for doubtful accounts and discounts....     (116.4)        (106.0)
                                                     -------        -------
                                                     $ 314.0        $ 337.8
                                                     =======        =======

Note 3:    Acquisitions

Splitrock Services, Inc. (Splitrock): On March 30, 2000, the Company acquired Splitrock pursuant to the Amended Plan of Merger dated February 11, 2000, in exchange for approximately 93.2 million shares of Class A common stock. The total purchase price was approximately $2.3 billion based on the average closing price of the Company's Class A common stock five days before and after January 6, 2000, the initial date of signing the Merger Agreement. Approximately $261 million in Splitrock debt remained outstanding after the closing. This debt has been retired.

CapRock Communications Corp. (CapRock): On December 7, 2000, the Company acquired CapRock pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A common stock. The total purchase price was approximately $579 million based on the average closing price of the Company's Class A common stock for the ten trading days beginning five days prior to October 2, 2000, the date the merger was announced, plus the principal amount of outstanding CapRock senior notes of $360 million. These CapRock senior notes were exchanged for senior notes of the Company.

The following table summarizes the purchase price allocations for business acquisitions in the nine months ended September 30, 2001 and 2000 (in millions):

     Transaction Year:                               2001            2000
     -----------------                             -------        ----------
     Cash purchase price                            $21.8          $   25.4
     Acquisition costs                                0.9              43.7
     Promissory notes                                 4.8              56.7
     Stock issued                                    37.8           1,838.3
     Option agreements                                 --             103.3
                                                    -----          --------
                                                    $65.3          $2,067.4
                                                    =====          ========

     Working capital acquired, net                  $(0.7)         $   15.8
     Fair value of other assets acquired              4.0             184.5
     Intangibles                                     62.0           2,157.8
     Liabilities assumed                               --            (290.7)
                                                    -----          --------
                                                    $65.3          $2,067.4
                                                    =====          ========

The 2001 figures above include two minor acquisitions made during the first six months of the year. These acquisitions have been accounted for as purchases and the results of operations are included in the consolidated financial statements since the dates of acquisition.

The following is the unaudited consolidated results of operations for the nine months ended September 30, 2000 on a pro forma basis as though Splitrock and CapRock had been acquired as of January 1, 2000 (in millions, except per share data):

     Revenue..................................................    $1,208.7
     Net loss applicable to common shares.....................      (422.1)
     Loss per common share....................................       (0.71)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 4:    Restructuring and Impairment Charges

During the second quarter of 2001, the Company instituted a plan to reduce costs and focus operations on its core 25 state footprint. In conjunction with this plan, the Company recorded a $28.2 million charge for the reduction of its workforce by approximately 900 employees and the termination of leases associated with the abandonment of office and equipment space. During the third quarter of 2001, the Company decided on a comprehensive restructuring of its business. Under this restructuring the Company decided to (1) abandon its plans for a national network and place the associated assets up for sale; (2) sell other non-core and non-operating assets; (3) further reduce the workforce by approximately 1,500 employees and (4) consolidate and eliminate certain existing duplicative facilities.

The third quarter restructuring resulted in a $2.9 billion charge to write down goodwill and other long-lived assets associated with the national network, other non-core assets and construction work-in-progress ($2.7 billion), provide for involuntary employee separations ($11.5 million), provide for facilities consolidations ($127.9 million) and other contractual commitments related to national network and software development projects ($60.9 million). The Company also recorded a charge to operating income of approximately $35 million in the third quarter associated with balance sheet adjustments to various accounts such as prepaid expenses, receivables and bad debt reserves.

Included in the write down is approximately $2.1 billion in goodwill and other intangible assets which originated from numerous acquisitions, most notably Splitrock. In addition, the Company reduced long-lived assets and construction work-in-progress associated with Splitrock by approximately $260 million to appropriately mark those assets to fair value. As a result of abandoning the Company's plans for a national network, the Company has decided to sell certain assets acquired in the Splitrock transaction and other businesses which are no longer considered core strategic businesses.

In addition to the operating assets above, the Company has reduced other long-lived assets and construction work-in-progress by $313.0 million to reflect the net realizable value of certain non-core assets which the Company plans to actively market and sell over the next twelve months.

The following table shows the charges, uses and remaining liability by segment for the nine months ended September 30, 2001 (in millions):

                                                                        Reductions
                                                                         through
                                        Second quarter  Third quarter  September 30,  Remaining
Communication Services                     charges         charges         2001       liability
----------------------                  --------------  -------------  -------------  ---------
Goodwill and other intangible assets        $   --         $2,123.8       $2,123.8     $    --
Long-lived assets and construction
 work-in-progress                               --            573.1          573.1          --
Employee separations                           9.6             10.1            7.6        12.1
Facility closure costs                         7.4            127.9           39.3        96.0
Other contractual commitments                   --             60.9             --        60.9
                                            ------         --------       --------     -------
Total                                       $ 17.0         $2,895.8       $2,743.8     $ 169.0
                                            ======         ========       ========     =======

                                                                        Reductions
                                                                         through
                                        Second quarter  Third quarter  September 30,  Remaining
Other                                      charges         charges         2001       liability
-----                                   --------------  -------------  -------------  ---------
Employee separations                        $  3.2         $    1.4       $    2.1     $   2.5
Facility closure costs                         8.0               --            0.4         7.6
                                            ------         --------       --------     -------
Total                                       $ 11.2         $    1.4       $    2.5     $  10.1
                                            ======         ========       ========     =======

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

The Company previously reported under three operating segments after the acquisition of Splitrock on March 30, 2000. The former Splitrock entity operations were reported under the Data segment. Due to changes in the Company's structure and the way it evaluates performance, the Data segment has been combined with the Communications Services segment. The three and nine month periods ended September 30, 2000 have been restated for this change.

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

Segment information for the three and nine months ended September 30, 2001 and 2000 was as follows (in millions):

Three months ended               Communications
September 30, 2001                  Services     Directory      Other        Total
-------------------              --------------  ----------  -----------  -----------
Revenues                           $   380.7      $ 69.8      $     --     $   450.5
                                 ====================================================
EBITDA                             $   (11.9)     $ 11.3      $   (7.7)    $    (8.3)
Depreciation and Amortization         (109.8)       (8.9)         (48.5)      (167.2)
Interest Income                           --          --            0.8          0.8
Interest Expense                        (1.3)         --          (64.9)       (66.2)
Restructuring Charge and Other      (2,895.8)         --          (11.4)    (2,907.2)
Taxes and Other                          4.3          --           35.4         39.7
                                   -------------------------------------------------
Net Income (Loss)                  $(3,014.5)     $  2.4      $   (96.3)   $(3,108.4)
                                 =====================================================

Nine months ended
September 30, 2001
Revenues                           $ 1,136.1      $221.0      $      --    $ 1,357.1
                                 =====================================================

EBITDA                             $    23.3      $ 40.4      $   (15.5)   $    48.2
Depreciation and Amortization         (293.5)      (26.9)        (151.0)      (471.4)
Interest Income                          0.3         0.1            9.3          9.7
Interest Expense                        (3.3)         --         (177.5)      (180.8)
Restructuring Charge and Other      (2,912.8)         --          (22.8)    (2,935.4)
Taxes and Other                         (2.4)       (0.3)         119.2        116.5
                                   -------------------------------------------------
Net Income (Loss)                  $(1,068.3)     $ 13.3      $(2,358.2)   $(3,413.2)
                                 =====================================================

As of September 30, 2001
Total assets                       $ 2,986.7      $515.5      $ 1,290.4    $ 4,792.6

Three months ended
September 30, 2001
Capital expenditures, including
 acquisitions                      $   120.3      $  0.6      $     4.7    $   125.6

Nine months ended
September 30, 2001
Capital expenditures, including
 acquisitions                      $   538.3      $ 32.4      $    68.1    $   638.8

Three months ended               Communications
September 30, 2001                  Services     Directory      Other        Total
-------------------              --------------  ----------  -----------  -----------
Revenues                           $   304.7      $ 61.9      $      --    $   366.6
                                 =====================================================

EBITDA                             $    14.9      $  9.5      $    (9.3)   $    15.1
Depreciation and Amortization          (62.1)       (8.6)         (42.9)      (113.6)
Interest Income                          0.5         0.1           11.6         12.2
Interest Expense                        (1.7)         --          (39.0)       (40.7)
Taxes and Other                         (1.4)         --            0.7         (0.7)
                                   -------------------------------------------------
Net Income (Loss)
 before extraordinary charge           (49.8)        1.0          (78.9)      (127.7)
Extraordinary charge                                              (24.5)       (24.5)
                                   -------------------------------------------------
Net Income (Loss)                  $   (49.8)     $  1.0      $  (103.4)   $  (152.2)
                                 =====================================================

Nine months ended
September 30, 2000
Revenues                           $   798.6      $188.1      $      --    $   986.7
                                 =====================================================

EBITDA                             $    21.8      $ 36.0      $   (23.6)   $    34.2
Depreciation and Amortization         (151.7)      (23.6)        (101.5)      (276.8)
Interest Income                          1.8         0.5           40.8         43.1
Interest Expense                       (11.8)         --         (101.8)      (113.6)
Taxes and Other                         (5.0)       (0.1)           6.3          1.2
                                   -------------------------------------------------
Net Income (Loss)
 before extraordinary charge          (144.9)       12.8         (179.8)      (311.9)
Extraordinary charge                                              (24.5)       (24.5)
                                   -------------------------------------------------
Net Income (Loss)                  $  (144.9)     $ 12.8      $  (204.3)   $  (336.4)
                                 =====================================================

As of September 30, 2000
Total assets                       $ 2,523.5      $498.9      $ 3,647.3    $ 6,669.7

Three months ended
September 30, 2000
Capital expenditures, including
 acquisitions                      $   308.5      $ 16.2      $     7.2    $   331.9

Nine months ended
September 30, 2000
Capital expenditures, including
 acquisitions                      $   860.6      $ 59.2      $ 2,024.9    $ 2,944.7

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

Accounting for Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Early implementation is not allowed. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value.
The Company has not yet quantified the impacts of adopting this statement, but it could result in significant changes to amortization expense and the classification and recording of intangibles currently on the books, as well as any future acquisitions.

Accounting for Asset Retirement Obligations

In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that the statement will have on its financial position and the results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"was issued in October, 2001. The statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is currently evaluating the impact that the statement will have on its financial position and the results of operations.

Note 7:    Asset Sales

During the nine months ended September 30, 2001, the Company received aggregate net proceeds of $167.6 million and recorded gains of $121.7 million related to sales of its PCS licenses, available-for-sale equity securities and two incumbent local telephone service exchanges.

Note 8:    Redeemable Convertible Preferred Stock

Pursuant to an Exchange Agreement, dated September 30, 2001, (the "Exchange Agreement") the Company and the holders of the Series B and C Preferred Shares executed a one-for-one exchange of all 275,000 shares of Series B Preferred and all 125,000 shares of Series C Preferred (collectively referred to as the "Original Redeemable Preferred Shares") for 275,000 shares of Series D Preferred and 125,000 shares of Series E Preferred (collectively referred to as the "New Redeemable Preferred Shares") in a non-cash transaction. The provisions of the New Redeemable Preferred Shares essentially mirror those of the Original Redeemable Preferred Shares except no dividends (other than the common equivalent dividend as provided for in the Original Redeemable Preferred Shares) will be paid on the New Redeemable Preferred Shares and the New Redeemable Preferred Shares shall be convertible into the shares of the Company's Class A common stock at a rate of (a) the liquidation preference of $2,500 per share divided by
(b) $6.10 (unless subsequently adjusted). The New Redeemable Preferred Shares rank on a parity with the Company's 6.75% Series A Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), with respect to dividend rights and rights on liquidation.

The exchange of the Original Redeemable Preferred Shares for the New Redeemable Preferred Shares was based on the fair value of those securities at the date of the Exchange Agreement. For financial accounting purposes, the carrying value of the Original Redeemable Preferred Shares ($1.0 billion) over the fair value of the New Redeemable Preferred Shares ($147.0 million) was recorded as a gain on preferred stock exchange, net of transaction costs, and has reduced the Company's reported net loss to arrive at net loss available to common stockholders for the period ended September 30, 2001. The New Redeemable Preferred Shares are redeemable on a proportionally equal basis, in whole or in part, by the holders within 180 days following September 15, 2009. The Company can declare mandatory conversion after September 15, 2006 if the 60 day average market price of the Class A common stock exceeds the conversion price by at least 1%. The New Redeemable Preferred Shares will accrete for book purposes to its liquidation value of $1 billion by September 15, 2009, using the effective interest method, which will reduce prospective earnings available to common stockholders.

Note 9:    Cumulative Convertible Preferred Stock

The Company elected not to declare the quarterly stock dividend on its 6.75% Series A Cumulative Convertible Preferred Stock that otherwise would have been payable on November 15, 2001. The dividend is payable in cash or in shares of McLeodUSA Class A Common Stock at a rate of $4.21875 per share of Series A Preferred Stock owned. The dividend will continue to accumulate at the rate of 6.75% annually. As of September 30, 2001, cumulative unpaid dividends totaled approximately $2.4 million.

Note 10:   Subsequent Event

Debt Draw

On October 19, 2001, the Company drew an additional $200 million under its $1.3 billion Secured Credit Facility, leaving an undrawn committed balance of approximately $342 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this discussion relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, and technological changes and developments, are forward-looking statements that involve certain risks and uncertainties. Factors that may cause the actual results, performance, achievements or investments expressed or implied by such forward-looking statements to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances and relationships, technological, regulatory or other developments in our business, changes in the competitive climate in which we operate and the emergence of future opportunities and other factors more fully described under the caption "Business--Risk Factors" in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 and which section is incorporated herein by reference.

Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

Overview

We provide integrated communications services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We are a facilities-based telecommunications provider with, as of September 30, 2001, 393 ATM switches, 58 voice switches, 437 collocations, 520 DSLAMS, over 31,000 route miles of fiber optic network and approximately 10,700 employees. In the next 12 months, we plan to distribute 34 million telephone directories in 26 states, serving a population of 58 million. McLeodUSA is traded on The Nasdaq Stock Market under the Symbol MCLD.

We derive most of our revenue from our core competitive telecommunications business and related communications services, including:

    o  local and long distance services
    o  dial and dedicated Internet access
    o  High speed Internet access services, such as digital subscriber line
       (DSL) and cable modem
    o  bandwidth leasing and colocation services
    o  facilities and services dedicated for a particular customer's use
    o  value-added services such as virtual private networks and web hosting

We also derive revenue from the following additional services related to our core business:

    o  sale of advertising in print and electronic telephone directories
    o traditional local telephone company services in east central Illinois and southeast South Dakota
    o  telemarketing services
    o telephone and computer sales, leasing, networking, service and installation
    o other communications services, including video, cellular, operator, payphone, mobile radio and paging services



The table set forth below summarizes our percentage of revenues from these sources:

                                       Quarter Ended September 30,
                                       ---------------------------
                                          2001              2000
                                          ----              ----
Communications services..............       79%               76%
Local exchange services..............        5                 6
Directory............................       15                16
Other................................        1                 2
                                          ----              ----
                                           100%              100%
                                          ====               ====

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

On September 30, 2001, our Board of Directors approved a plan to revise our corporate strategy to focus primarily on providing voice and data services to small and medium size businesses and residential customers within our 25 state footprint. As a result we have abandoned our plans for a national network and will de-emphasize certain wholesale services. Our revised strategy is to focus company resources on our core competitive local exchange services and publishing business. In connection with this revised corporate strategy we have also decided to take the following actions:

    o Abandon the development of our national network and place the associated assets for sale and, in addition, sell other non-core assets and excess inventory.

    o Reduce employment by approximately 15% and execute plans to consolidate certain existing facilities and eliminate certain others.

    o Reduce capital expenditure plans for 2002 from $400 million to $350 million, primarily focused on completing current construction work-in-process , augmenting existing capacity where needed, and new customer requirements.

    o Take non-cash charges of approximately $2.9 billion in the third quarter to reflect write-downs of goodwill and other long-lived assets, write off inventory and construction work-in-process for discontinued operations and establish a restructuring reserve for a reduction in force and facility consolidation. The Company also recorded a charge to operating income of approximately $35 million in the third quarter associated with balance sheet adjustments to various accounts such as prepaid expenses, receivables and bad debt reserves.

As part of the revised corporate strategy, we have also established five cross-functional teams to strengthen business processes and bring improvements to the operations of the Company. These teams are focused on sales efficiencies, provisioning and customer installation, billing and revenue assurance, cash management and business forecasting and planning.

We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our internal staffing, develop our systems and expand into new markets. While we will continue to focus on increasing our customer base and bringing our customer base onto our network, our focus will shift more towards improving our operating margins by grooming our network to deliver service in the most effective and efficient manner, as well as scaling back certain general and administrative functions. This approach could have a negative impact on our revenue growth, but should better leverage our existing assets to produce more profitable revenues.

We may be forced to change our strategy to respond to a changing competitive environment and we cannot assure you that we will be able to maintain our operating margin. We cannot assure you that through our revised strategy we will be able to achieve or sustain profitability or positive cash flows.

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

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Our total revenue grew $83.9 million or 23% in the quarter ended September 30, 2001. Communications services revenues accounted for $76.5 million of this increase, primarily comprised of increases in retail and wholesale revenues of $33.3 million and $35.2 million, respectively. The increase in retail revenues is driven by a 34% increase in our customer base from September 30, 2000 to September 30, 2001, excluding the customers added through the acquisition of CapRock. The increase to wholesale is largely due to the inclusion of CapRock wholesale fiber revenues in 2001. CapRock was not acquired until the fourth quarter of 2000, and is due largely to reductions in personnel and elimination of duplicative facilities during the second and third quarters of 2001.

Cost of service increased from $204.2 million for the three months ended September 30, 2000, to $271.4 million for the three months ended September 30, 2001, representing an increase of $67.2 million or 33%. Cost of service primarily includes local and long distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services in the independent local exchange service areas, the cost of fiber related to bandwidth leasing, and the cost of printing and distributing telephone directories. Excluding our wholesale dial-up internet business, identified in our restructuring as a non-core asset to be sold, our margins have dropped to 42%, from 44% during the quarter ended September 30, 2000, resulting from a decline in both long distance and access rates from the prior year.

SG&A increased from $147.3 million for the three months ended September 30, 2000 to $187.4 million for the three months ended September 30, 2001, an increase of $40.1 million or 27%. The increase was driven by bad debt expense of $26.4 million in the third quarter of 2001 versus $5.2 million in bad debt expense for the three months ended September 30, 2000 and is attributed to the acquisition of CapRock and the impact of the slowing economy. The remaining increase in SG&A is primarily due to the cost of additional resources to grow and support our customer base. Excluding the incremental bad debt expense in the quarter ended September 30, 2001 of $21.2 million, our SG&A has decreased as a percentage of revenues to 37% from 40% when comparing the third quarter of 2001 to the third quarter of 2000, and is due largely to reductions in personnel and elimination of duplicate facilities during the second and third quarters of 2001.

Depreciation and amortization expenses increased from $113.6 million for the three months ended September 30, 2000 to $167.2 million for the three months ended September 30, 2001. The increase is attributed to a higher depreciable asset base as a result of increased assets placed in service.

During the second quarter of 2001, the Company instituted a plan to reduce costs and focus operations on its core 25 state footprint. In conjunction with this plan, the Company recorded a $28.2 million charge for the reduction of its workforce by approximately 900 employees and the termination of leases associated with the abandonment of office and equipment space. During the third quarter of 2001, the Company decided on a comprehensive restructuring of its business. Under this restructuring the Company decided to (1) abandon its plans for a national network and place the associated assets up for sale; (2) sell other non-core and non-operating assets; (3) further reduce the workforce by approximately 1,500 employees and (4) consolidate and eliminate certain existing duplicative facilities.

The third quarter restructuring resulted in a $2.9 billion charge to write down goodwill and other long-lived assets associated with the national network, other non-core assets and construction work-in-progress ($2.7 billion), provide for involuntary employee separations ($11.5 million), provide for facilities consolidations ($127.9 million) and other contractual commitments related to national network and software development projects ($60.9 million). The Company also recorded a charge to operating income of approximatley $35 million in the third quarter associated with balance sheet adjustments to various accounts such as prepaid expenses, receivables and bad debt reserves.

Included in the write down is approximately $2.1 billion in goodwill and other intangible assets which originated from numerous acquisitions, most notably Splitrock. In addition, the Company reduced long-lived assets and construction work-in-progress associated with Splitrock by approximately $260 million to appropriately mark those assets to fair value. As a result of abandoning the Company's plans for a national network, the Company has decided to sell certain assets acquired in the Splitrock transaction and other businesses which are no longer considered core strategic businesses.

In addition to the operating assets above, the Company has reduced other long-lived assets and construction work-in-progress by $313.0 million to reflect the net realizable value of certain non-core assets which the Company plans to actively market and sell over the next twelve months.

The following table shows the charges, uses and remaining liability by segment for the nine months ended September 30, 2001 (in millions):


                                             Second quarter  Third quarter    Reductions through     Remaining
Communication Services                          charges         charges       September 30, 2001     liability
----------------------                       --------------  -------------    ------------------     ---------
Goodwill and other intangible assets              $     ---       $2,123.8              $2,123.8     $     ---

Long-lived assets and construction
 work-in-progress                                       ---          573.1                 573.1           ---

Employee separations                                    9.6           10.1                   7.6          12.1

Facility closure costs                                  7.4          127.9                  39.3          96.0

Other contractual commitments                           ---           60.9                   ---          60.9
                                                  ---------       --------              --------     ---------
Total                                             $    17.0       $2,895.8              $2,743.8     $   169.0
                                                  =========       ========              ========     =========

                                             Second quarter  Third quarter    Reductions through     Remaining
Other                                           charges         charges       September 30, 2001     liability
-----                                        --------------  -------------    ------------------     ---------
Employee separations                              $     3.2       $    1.4              $    2.1     $     2.5
Facility closure costs                                  8.0            ---                   0.4           7.6
                                                  ---------       --------              --------     ---------
Total                                             $    11.2       $    1.4              $    2.5     $    10.1
                                                  =========       ========              ========     =========

Interest income decreased from $12.2 million for the three month period ended September 30, 2000, to $0.8 million for the same period in 2001 as a result of a lower average investment balance.

Gross interest expense increased from $59.6 million for the third quarter of 2000 to $90.8 million for the third quarter of 2001. The incremental $31.2 million of interest incurred relates to the additional draw of $175 million on our Credit Facilities in July 2001, our 12% senior notes, 11 1/2% senior notes, and 11 3/8% senior notes, all outstanding for the entire quarter in 2001, partially offset by lower floating interest rates on the Tranche B Term Facility borrowing under the Credit Facilities. Interest expense of approximately $24.6 million and $18.9 million was capitalized as part of our construction of fiber optic network during the third quarter of 2001 and 2000, respectively.

Other income increased to $39.7 million from a loss of $0.7 million for the three months ended September 30, 2000 resulting from the gain on the sale of certain assets, primarily our remaining PCS licenses and available-for-sale equity investments.

Net loss applicable to common shares increased from $165.8 million for the three months ended September 30, 2000 to $2,262.0 million for the three months ended September 30, 2001, an increase of $2,096.2 million. This increase resulted primarily from the following factors: (1) the restructuring and asset impairment charges totaling $2,907.2 million; (2) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (3) the increased depreciation expense related to the construction and expansion of our communications networks; and (4) net interest expense on indebtedness to fund market expansion and network development. These items were partially offset by the gain on the preferred stock exchange discussed in Note 8 to the financial statements.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Revenues increased by $370.4 million or 38% to $1,357.1 million during the nine months ended September 30, 2001. The increase in revenues is attributed to the growth in our customer base, which has grown by 34% from September 30, 2000 excluding CapRock, as well as additional wholesale revenues associated with our acquisition of CapRock. Directory revenues increased by $35.7 million to $221.0 million primarily through acquisitions.

Cost of service increased by $242.9 million to $791.5 million for the period ending September 30, 2001. Gross margins have declined from 44% during 2000 to 42% in 2001. The deterioration in margins is principally driven by lower long distance and access rates.

SG&A increased $113.5 million or 28% for the nine months ended September 30, 2001. The increase was driven by the incremental bad debt expense during the third quarter 2001, primarily as a result of the acquisition of CapRock and general market conditions. Excluding the third quarter 2001 incremental bad debt expense, SG&A decreased as a percentage of revenues from 41% to 37%, and is largely due to reductions in personnel and elimination of duplicative facilities during the second and third quarters of 2001. The remaining increase in SG&A is principally due to the cost of additional resources to grow and support our customer base.

Excluding the the incremental bad debt expense incurred during the third quarter primarily$as a result of general market conditions, SG&A decreased as a percentage of revenues from 41% to 37%.

Depreciation and amortization expenses increased from $276.8 million for the nine months ended September 30, 2000 to $471.4 million for the nine months ended September 30, 2001, representing an increase of $194.6 million. The increase is attributed to a higher depreciable asset base as a result of continued infrastructure investment and increased assets placed in service.

Interest income decreased to $9.7 million for the period ended September 30, 2001, from $43.1 million for the same period in 2000. This decrease resulted from a lower average investment balance during 2001.

Gross interest expense increased from $156.1 million for the first nine months of 2000 to $269.9 million for the first nine months of 2001. This rise in gross interest expense is the result of increased borrowings primarily to finance capital expenditures for the expansion and installation of our fiber optic communications network. Our total debt increased by $1.3 billion through the issuance of our 12%, 11 1/2%, and 11 3/8% senior notes totaling $1.1 billion and the draw of $175 million on our Credit Facilities. Interest expense of approximately $89.0 million and $42.5 million was capitalized as part of our construction of fiber optic network during the first nine months of 2001 and 2000, respectively.

Net loss applicable to common shares increased from $377.2 million in 2000 to $2,594.0 million during 2001, an increase of $2,216.8 million. This increase resulted primarily from the following factors: (1) the restructuring and asset impairment charges totaling $2,935.4 million; (2) the expansion of our local and long distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (3) the increased depreciation expense related to the construction and expansion of our communications networks; and (4) net interest expense on indebtedness to fund market expansion and network development. These items were partially offset by the gain on preferred stock exchange discussed in Note 8 to the financial statements.

Liquidity and Capital Resources

Cash used in operating activities was $395.7 million for the nine months ended September 30, 2001. Cash was used to fund the incremental interest expense of $67.2 million caused by our higher outstanding debt balance during 2001. Cash was also used to fund the decrease in accounts payable and accrued liabilites primarily to pay CapRock liabilites assumed in the acquisition.

Cash used in investing activities during 2001 totaled $458.9 million, compared to $267.2 million in the first nine months of 2000. Capital expenditures, totaling $578.4 million in 2001, continue to be our primary use of capital resources to fund the expansion of our communications networks. We expect to significantly reduce our capital expenditures in 2002 due to our focus on market growth within our 25-state footprint. This usage for capital expenditures was partially offset by proceeds of $125.6 million from the sale of our PCS licenses and $136.6 million from the sale of other assets and equity securities.

Cash provided by financing activities totaled $902.3 million in 2001, compared to $265.9 million provided in the nine months ended September 30, 2001. The net cash proceeds from the increases in our total debt from December 31, 2000 was primarily due to the issuance of our $750 million 11 3/8% senior notes and the draw of $175 million on our Credit Facilities. Other net proceeds included $34.7 million from the issuance of common stock offset by payments on long-term debt and payments of preferred stock dividends of $15.4 million and $26.3 million in 2001 and 2000, respectively.

As of September 30, 2001, our total debt was $3.7 billion, an increase of approximately $950 million from December 31, 2000. At September 30, 2001, we had available cash, cash equivalents and short-term investments of $67.1 million and $550 million available under our Credit Facilities. In October 2001, we borrowed an additional $200 million under the Credit Facilities, leaving an undrawn committed balance of approximately $342 million.

In addition, as part of implementing our revised corporate strategy, we are reviewing our current capital structure and have discussed with our senior banks various long-term capital alternatives. We have also, as part of our revised corporate strategy, discussed the possible sale of certain assets with potential buyers. We have not reached any final decisions with respect to such matters.

Pursuant to an Exchange Agreement, dated September 30, 2001, (the "Exchange Agreement") the Company and the holders of the Series B and C Preferred Shares executed a one-for-one exchange of all 275,000 shares of Series B Preferred and all 125,000 shares of Series C Preferred (collectively referred to as the "Original Redeemable Preferred Shares") for 275,000 shares of Series D Preferred and 125,000 shares of Series E Preferred (collectively referred to as the "New Redeemable Preferred Shares") in a non-cash transaction. The provisions of the New Redeemable Preferred Shares essentially mirror those of the Original Redeemable Preferred Shares except no dividends (other than the common equivalent dividend as provided for in the Original Redeemable Preferred Shares) will be paid on the New Redeemable Preferred Shares and the New Redeemable Preferred Shares shall be convertible into the shares of the Company's Class A common stock at a rate of (a) the liquidation preference of $2,500 per share divided by (b) $6.10 (unless subsequently adjusted). The New Redeemable Preferred Shares rank on a parity with the Company's 6.75% Series A Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), with respect to dividend rights and rights on liquidation.

The exchange of the Original Redeemable Preferred Shares for the New Redeemable Preferred Shares was based on the fair value of those securities at the date of the Exchange Agreement. For financial accounting purposes, the carrying value of the Original Redeemable Preferred Shares ($1.0 billion) over the fair value of the New Redeemable Preferred Shares ($147.0 million) was recorded as a gain on preferred stock exchange, net of transaction costs, and has reduced the Company's reported net loss to arrive at net loss available to common stockholders for the period ended September 30, 2001. The New Redeemable Preferred Shares are redeemable on a proportionally equal basis, in whole or in part, by the holders within 180 days following September 15, 2009. The Company can declare mandatory conversion after September 15, 2006 if the 60 day average market price of the Class A common stock exceeds the conversion price by at least 1%. The New Redeemable Preferred Shares will accrete for book purposes to its liquidation value of $1 billion by September 15, 2009, using the effective interest method, which will reduce prospective earning available to common stockholders.

The Company elected not to declare the quarterly stock dividend on its Series A Preferred Stock that otherwise would have been payable on November 15, 2001. The dividend is payable in cash or in shares of McLeodUSA Class A Common Stock at a rate of $4.21875 per share of Series A Preferred Stock owned. The dividend will continue to accumulate at the rate of 6.75% annually. As of September 30, 2001, cumulative unpaid dividends totaled approximately $2.4 million.

As of November 7, 2001 based on our business plan, capital requirements and growth projections as of that date, we estimate that we will spend approximately $475 million from September 30, 2001 through the end of 2002 on our planned capital expenditures. Our estimated aggregate capital expenditures include the projected costs of completing current construction work-in-progress, augmenting existing capacity and meeting new customer requirements.

We expect to have funds available for these needs from various sources, including existing cash balances, the existing McLeodUSA lines of credit, prospective sales of selected non-core assets and cash flow from future operations.

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

Although we do not anticipate any inability to draw on our existing lines of credit under the Secured Credit Facility, any failure to comply with the affirmative or negative covenants or any other event of default could restrict our ability to draw additional amounts thereunder and such restrictions could have a material adverse effect on our business, results of operations or financial condition.

We may meet any additional capital needs by issuing additional debt or equity securities or borrowing funds from one or more lenders. In addition, in the event vendor financing arrangements are available on terms that allow rates of return comparable to current capital projects and are otherwise favorable to us, we may use such financing to accelerate or increment the development of our network. We cannot assure you that we will have timely access to additional debt or equity sources on acceptable terms.

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


Market Risk

At September 30, 2001, we recorded the marketable equity securities that we hold at a fair value of $3.6 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $0.4 million. We believe our exposure to market price fluctuations on all other investments is nominal due to the short-term nature of our investment portfolio.

Substantially all of our long-term debt obligations are fixed rate obligations which do not expose us to material future earnings or cash flow exposure from changes in interest rates. We have variable rate debt of $575 million under the Tranche B Term Facility and $175 million under the Tranche A Term Facility outstanding at September 30, 2001. If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended September 30, 2001, quarterly interest expense would increase by $1.9 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

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

Accounting for Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Early implementation is not allowed. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value.
The Company has not yet quantified the impacts of adopting this statement, but it could result in significant changes to amortization expense and the classification and recording of intangibles currently on the books, as well as any future acquisitions.

Accounting for Asset Retirement Obligations

In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that the statement will have on its financial position and the results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"was issued in October, 2001. The statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is currently evaluating the impact that the statement will have on its financial position and the results of operations.

Inflation

     We do not believe that inflation has had a significant impact on our consolidated operations.

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the period from July 1, 2001 through September 30, 2001, we issued the following equity securities not registered under the Securities Act of 1933, as amended:

o We issued 2,120,254 shares of Class A common stock on August 15, 2001, representing a dividend due to the holders of our Series A Preferred Stock. The issuance of these securities was made in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

o We issued on September 30, 2001 (a) 275,000 shares of Series D Preferred Stock in exchange for all of the outstanding shares of Series B Preferred Stock and (b) 125,000 shares of Series E Preferred Stock in exchange for all of the outstanding shares of Series C Preferred Stock. These exchanges were made with three affiliates of Forstmann, Little & Co. and the issuance was made in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

The Certificates of Designation for the Series D Preferred Stock and the Series E Preferred Stock are substantially similar to the Certificates of Designation for the Series B Preferred Stock and the Series C Preferred Stock (which shares were retired); provided, however, that the cash dividend payments were eliminated and the conversion price of the new preferred securities was reduced to $6.10 per share of Class A Common Stock from the $12.17 price of the old preferred securities.

Item 3.  Defaults Upon Senior Securities

On October 19, 2001 we announced our election not to declare a quarterly dividend on our 6.75% Series A Preferred Stock that otherwise would have been payable on November 15, 2001. The dividends on the Series A Preferred Stock are cumulative and the amount of this arrearage will, after November 15, 2001, total approximately $4.9 million.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

  Exhibit
  -------
  Number    Exhibit Description
  ------    -------------------
    3.1     Amended and Restated Certificate of Incorporation of McLeod, Inc.
            (Filed as Exhibit 3.1 to Registration Statement on Form S-1,
            File No. 333-3112 ("Initial Form S-1") and incorporated herein by reference).

    3.2     Certificate of Amendment of Amended and Restated Certificate of
            Incorporation of McLeod Inc. (Filed as Exhibit 3.3 to Registration
            Statement on Form S-4, File No. 333-27647 (the "July 1997 Form S-4") and incorporated herein by reference).

    3.3     Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation of McLeodUSA (filed as Exhibit 3.8 to the Quarterly
            Report on Form 10-Q, File No. 0-20763, filed with the SEC on May 15,
            2000 (the "May 2000 Form 10-Q", and incorporated herein by reference).

    3.4     Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation of McLeodUSA (filed as Exhibit 3.9 to the Quarterly
            Report on Form 10-Q, File No. 0-20763, filed with the SEC on August
            14, 2000 (the "August 2000 Form 10-Q"), and incorporated herein by reference).

    3.5 Certificate of Change of Registered Agent and Registered Office of McLeodUSA Incorporated. (Filed as Exhibit 3.4 to Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 6, 1998 (the "1997 Form 10-K") and incorporated herein by reference).

    3.6 Certificate of Designations of the 6.75% Series A preferred stock. (Filed as Exhibit 3.1 to Current Report on Form 8-K, file number 0-20763, filed with the Commission on August 9, 1999 and incorporated herein by reference).

    3.7 Certificate of Designations of the Series B preferred stock. (Filed as Exhibit 3.6 to February 2000 Form S-4 and incorporated herein by reference).

    3.8 Certificate of Designations of the Series C preferred stock. (Filed as Exhibit 3.7 to February 2000 Form S-4 and incorporated herein by reference).

    3.9     Amended and Restated Bylaws of McLeod, Inc.

    3.10 Amendment No. 1, adopted September 28, 2001, to the Amended and Restated Bylaws of McLeodUSA Incorporated.

    3.11    Certificate of Designations of the Series D preferred stock.

    3.12    Certificate of Designations of the Series E preferred stock.

    4.44 Amendment No. 2 to Third Amended and Restated November 1998 Stockholders' Agreement, dated as of August 1, 2001.

    4.45 Amendment No. 2 to Third Amended and Restated January 1999 Stockholders' Agreement, dated as of August 1, 2001.

    4.46    Waiver dated as of August 29, 2001 to the Senior Credit Agreement.

    4.47    Form of Series D preferred stock certificate.

    4.48    Form of Series E preferred stock certificate.

  *10.54 Eighth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and McLeodUSA Information Services, Inc.

   10.55 Exchange Agreement dated as of September 30, 2001 by and between McLeodUSA and three Forstmann Little Partnerships.

   10.56 Termination Agreement dated as of September 30, 2001 by and between McLeodUSA and three Forstmann Little Partnerships.

   10.57 Registration Rights Agreement dated as of September 30, 2001 by and between McLeodUSA and three Forstmann Little Partnerships.

   10.58    Full Services Agreement between McLeodUSA and Prodigy dated July 1,
            2001.

   10.59    Offer letter to Chris Davis from McLeodUSA dated July 20, 2001.

   10.60 Employment Agreement dated August 1, 2001 between McLeodUSA and Chris Davis.
__________________
* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLEODUSA INCORPORATED
                                    (registrant)


Date:  November 14, 2001            By:         /s/ Stephen C. Gray
                                        -------------------------------------
                                                    Stephen C. Gray
                                        President and Chief Executive Officer


Date:  November 14, 2001            By:           /s/ Chris Davis
                                        -------------------------------------
                                                      Chris Davis
                                        Chief Operating and Financial Officer

                                INDEX TO EXHIBITS

Exhibit
-------
Number             Exhibit Description
------             -------------------
  3.9   Amended and Restated Bylaws of McLeod, Inc.

  3.10  Amendment No. 1, adopted September 28, 2001, to the Amended and Restated Bylaws of
        McLeodUSA Incorporated.

  3.11  Certificate of Designations of the Series D preferred stock.

  3.12  Certificate of Designations of the Series E preferred stock.

  4.44  Amendment No. 2 to Third Amended and Restated November 1998
        Stockholders' Agreement, dated as of August 1, 2001.

  4.45  Amendment No. 2 to Third Amended and Restated January 1999 Stockholders'
        Agreement, dated as of August 1, 2001.

  4.46  Waiver dated as of August 29, 2001 to the Senior Credit Agreement.

  4.47  Form of Series D preferred stock certificate.

  4.48  Form of Series E preferred stock certificate.

*10.54  Eighth Amendment to Cost Sharing National IRU Agreement by and between
        Level 3 Communications, LLC and McLeodUSA Information Services, Inc.

 10.55 Exchange Agreement dated as of September 30, 2001 by and between McLeodUSA and three Forstmann Little Partnerships.

 10.56 Termination Agreement dated as of September 30, 2001 by and between McLeodUSA and three Forstmann Little Partnerships.

 10.57 Registration Rights Agreement dated as of September 30, 2001 by and between McLeodUSA and three Forstmann Little Partnerships.

 10.58  Full Services Agreement between McLeodUSA and Prodigy dated July 1,
        2001.

 10.59  Offer letter to Chris Davis from McLeodUSA dated July 20, 2001.

 10.60  Employment Agreement dated August 1, 2001 between McLeodUSA and Chris
        Davis.

* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.