Form 10-K
period 2001-12-31
MCLEODUSA INC
filed 2002-04-12
CIK 919943

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission File Number: 0-20763

McLeodUSA Incorporated
(Exact name of registrant as specified in its charter)

Delaware	42-1407240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
McLeodUSA Technology Park 6400 C Street SW, P.O. Box 3177 Cedar Rapids, IA (Address of principal executive offices)	52406-3177 (Zip Code)

Registrant's telephone number, including area code: (319) 364-0000

Securities registered pursuant to Section 12(b) of the Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, par value $0.01 per share
6.75% Series A preferred stock, par value $0.01 per share
(Title of Classes)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2002, based upon the closing price of the registrant's common stock on January 31, 2002, the last day of trading of the registrant's common stock, is $112,993,733.*/

*/
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

  •
  Class A common stock, par value $.01 per share, outstanding as of March 11, 2002: 627,742,961 shares

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None.

        References in this Form 10-K to "we," "us," "our" and "McLeodUSA" mean McLeodUSA Incorporated and our subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual events to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by our use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading "Business—Risk Factors" and throughout this Form 10-K.

        See the "Glossary" appearing at page 89 for definitions of some of the terms used in this Form 10-K.

PART I

Item 1.    Business.

        The following disclosure relating to our business is organized as follows:

  •
  Overview

  •
  Recent Transactions

  •
  Events Leading to Commencement of the Chapter 11 Case

  •
  Other Transactions

  •
  McLeodUSA Business Strategy

  •
  Telecommunications Industry

  •
  Our Products and Services

  •
  Network Facilities

  •
  Sales and Marketing

  •
  Competition

  •
  Regulation

  •
  Risk Factors

  •
  Employees

Overview

        We provide integrated communications services, including local services, primarily in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We are a facilities-based telecommunications provider with, as of December 31, 2001, 42 ATM switches, 60 voice switches, 485 collocations, 525 DSLAMs and over 31,000 route miles of fiber optic cables. Our Class A Common Stock was traded on the NASDAQ National Market under the symbol "MCLD," although trading has been suspended since January 31, 2002. Our Old Series A Preferred Stock was traded on the NASDAQ National Market under the symbol "MCLDP," although trading has been suspended since January 31, 2002.

        We derive most of our revenue from our core competitive telecommunications and related communications services, including:

  •
  local and long-distance services;

  •
  dial-up and dedicated Internet access services;

  •
  high-speed Internet access services, such as services using DSL and cable modems;

  •
  bandwidth and network facilities leasing, sales and services, including access services;

  •
  facilities and services dedicated for a particular customer's use; and

  •
  value-added services such as virtual private networks and web hosting.

        We derive additional communications services revenues from non-core communications services, including:

  •
  video, cellular, operator, payphone, mobile radio and paging services; and

  •
  customer premise equipment sales, leasing and service.

        We also currently derive revenue from the following services related to our core business:

  •
  sale of advertising in print and electronic telephone directories; and

  •
  traditional local telephone company services in east central Illinois and southeast South Dakota.

        For the year ended December 31, 2001, we derived 78% of our total revenues from communications services (excluding traditional local telephone company services), 16% from our telephone directory business, 5% from traditional local telephone company services and 1% from other services.

        The following chronology highlights some of the important events in the history of our company:

Date	Event
November 1992	Began providing fiber optic maintenance services for the Iowa Communications Network, a fiber optic communications network that links many schools, libraries and other public buildings in the State of Iowa.
December 1993	Received regulatory approvals in Iowa and Illinois to offer local service along with long distance service.
June 1996	Completed our initial public offering of Class A common stock.
July 1996	Acquired Ruffalo, Cody & Associates, Inc. ("Ruffalo Cody"), a telemarketing company.
September 1996	Acquired Telecom*USA Publishing Group, Inc., a telephone directory company.
September 1997	Acquired Consolidated Communications Inc. ("CCI"), a diversified telecommunications company offering a variety of products and services, including local exchange and long distance services and telephone directory publishing.

February 1999	Acquired Talking Directories, Inc. and Info America Phone Books, Inc., related companies publishing and distributing telephone directories primarily in Michigan and Northwestern Ohio.
March 1999	Acquired Dakota Telecommunications Group, Inc. ("DTG"), a diversified communications company offering a variety of products and services, including local exchange, long distance and data services and cable television operations.
Acquired Ovation Communications, Inc. ("Ovation"), a diversified telecommunications company offering a variety of products and services, including local and network access, local and long distance telephone services and Internet access, which facilitated expansion into selected major metropolitan markets.
August 1999	Acquired Access Communications Holdings, Inc. ("Access"), a telecommunications company providing switch-based commercial and residential services, including traditional long distance service and an enhanced 800# product.
September 1999	Completed the sale of our Series B and C Preferred Stock to three Forstmann Little & Co. partnerships for $1 billion.
March 2000	Acquired Splitrock Services, Inc. ("Splitrock"), a facilities-based provider of advanced data communications services.
May 2000	Completed our Senior Secured Credit Facility in the amount of $1.3 billion.
December 2000	Acquired CapRock Communications Corp. ("CapRock"), a facilities-based integrated communications provider, primarily to small and medium-sized business and carrier customers in the Southwest.
September 2001	Revised our corporate strategy as discussed below.
Exchanged our Series B and C Preferred Stock for Series D and E Preferred Stock eliminating annual cash dividends of $35 million.

December 2001	Announced restructuring plan and commenced an offer to exchange all outstanding Notes for cash and Class A common stock.
Sold the non-core assets of Ruffalo Cody, excluding the stock in Consolidated Market Response, a subsidiary of Ruffalo Cody.
January 2002	Sold certain non-core assets of McLeodUSA Information Services, Inc. (formerly known as Splitrock Services, Inc.) and McLeodUSA Integrated Business Systems, Inc.
Commenced a Chapter 11 bankruptcy case.
April 2002	First Amended Plan of Reorganization of McLeodUSA Incorporated in connection with Chapter 11 bankruptcy case confirmed by Bankruptcy Court.
Sold our indirect, wholly-owned subsidiary, IWL Communications, Incorporated d/b/a CapRock Services Corporation, including its subsidiaries CapRock UK Limited and Spacelink Systems, Inc.

        Our principal executive offices are located at 6400 C Street SW, Cedar Rapids, Iowa 52406-3177, and our main phone number is (319) 364-0000.

Recent Transactions

        We have initiated a broad strategic and operational restructuring to re-focus our business on our core areas of expertise within our 25-state footprint, improve business discipline and processes and reduce our cost structure, all with a goal of eventually developing positive cash flow from operations. Key elements of the operational restructuring include reducing our employee base, consolidating facilities, reducing capital expenditures, selling certain non-core assets and de-emphasizing certain unprofitable services. Given the magnitude of the operational restructuring, particularly in light of the uncertain general economic environment and the challenging conditions facing competitive telecommunications companies, prudence dictated that we address our highly leveraged balance sheet and develop a restructuring plan to reduce our outstanding debt.

        After securing the sponsorship of Forstmann Little and the agreement of our Senior Secured Lenders, we announced the proposed restructuring transaction on December 3, 2001. In connection with the proposed restructuring transaction, we commenced an offer to exchange all of our Notes for cash and Class A common stock on December 7, 2001.

        After our commencement of the exchange offer, certain holders of our Notes ("bondholders") formed an ad hoc committee to discuss and negotiate the terms of the proposed restructuring. On January 31, 2002, we announced that we had signed lock-up agreements with the ad hoc committee to support a recapitalization of McLeodUSA. The ad hoc committee, which holds 23% of the Notes, voted unanimously in favor of the Plan, which will eliminate approximately $3.0 billion of debt represented by the Notes. The Plan is generally consistent with the proposed restructuring transaction we announced on December 3, 2001.

        Additionally, we signed lock-up and support agreements with stockholders, including funds managed by Forstmann Little, holding approximately 45% of our Old Preferred Stock to support the Plan.

        The pre-negotiated elements of the Plan provide for no disruption to our employees, trade creditors, customers and overall operations. Principal elements of the Plan include:

  •
  Holders of our Notes will receive their pro rata share of (1) $670 million in cash (subject to a reduction of $200,000 per day from May 1, 2002 until the earlier of the date our sale of our directory publishing business closes or August 1, 2002), (2) New Series A Preferred Stock which is convertible into 15% of Reorganized McLeodUSA's common stock on a fully diluted basis at closing after giving effect to our Plan and conversion of our New Class B Common Stock and New Class C Common Stock, (but prior to exercise of New Warrants and Management Incentive Plan options), and (3) New Warrants to purchase 22,159,091 shares (approximately 6%) of Reorganized McLeodUSA's common stock for $30 million in the aggregate.

  •
  Yell Group Ltd. ("Yell Group") will acquire McLeodUSA Media Group, Inc. and its subsidiaries, our directory publishing business ("Pubco"), for $600 million (subject to a price reduction of $200,000 per day if the transaction closes after April 30, 2002, but prior to August 1, 2002).

  •
  Forstmann Little will invest $175 million in exchange for (1) 74,027,764 shares (approximately 23%) of Reorganized McLeodUSA's common stock, and (2) New Warrants to purchase 22,159,091 shares (approximately 6%) of Reorganized McLeodUSA's common stock for $30 million in the aggregate.

  •
  Our Series D and E Preferred Stock, held by Forstmann Little, will be converted into New Class B Common Stock and New Class C Common Stock, representing approximately 35% of Reorganized McLeodUSA's common stock.

  •
  Our Old Series A Preferred Stock will be converted into approximately 10% of Reorganized McLeodUSA's common stock.

  •
  Holders of our existing Class A common stock will retain approximately 17% of Reorganized McLeodUSA's common stock.

  •
  Theodore J. Forstmann, Senior Partner of Forstmann Little, will continue as Chairman of the Executive Committee of our Board of Directors.

  •
  Clark E. McLeod will remain Chairman of our Board of Directors, Stephen C. Gray will remain President and Chief Executive Officer and Chris A. Davis will remain our Chief Operating and Financial Officer.

        In order to complete this restructuring as expeditiously as possible, with the support of our Board of Directors, Secured Lenders, the bondholders' ad hoc committee, Forstmann Little and certain of our other preferred stockholders, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 02-10288) on January 31, 2002. The Chapter 11 case includes only the parent company, McLeodUSA Incorporated. None of the operating subsidiaries, which include McLeodUSA Telecommunications Services, McLeodUSA Publishing and Illinois Consolidated Telephone Company, are part of the Chapter 11 case.

        During the Chapter 11 case, we continue to operate our business in the ordinary course without interruption and without impact to our employees, customers and suppliers. We had approximately $140 million in cash available as of the date of the filing of the Chapter 11 case and have secured a commitment for a $110 million exit financing facility from a group of lenders arranged by JPMorgan, Bank of America and Citibank (the "Exit Facility"). This Exit Facility may be increased to as much as $160 million and will be available to us at the completion of the Chapter 11 case subject to customary conditions. Accordingly, based on such cash availability, we do not require and do not expect to obtain debtor-in-possession financing.

        The deadline for voting on the Plan was March 27, 2002. Over 98% of holders of claims and interests voting on the Plan accepted the Plan. On April 5, 2002, the Plan was confirmed by order of the Bankruptcy Court. The implementation of the Plan is dependent upon a number of conditions typical in restructurings and upon, among other things, consummation of the sale of Pubco and the investment by Forstmann Little. Additional terms and conditions of the Plan are outlined in the disclosure statement sent to security holders entitled to vote on the Plan and attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2002.

        We expect the Plan to be effective in the second quarter of 2002. We intend to list our new common stock and preferred stock on the NASDAQ National Market or another national securities exchange upon completion of the reorganization.

Events Leading to Commencement of the Chapter 11 Case

Background of the Restructuring

        Prior to 2000, we grew rapidly utilizing a voice-centric strategy focused on gaining market share within a core region of 21 Midwest, Northwest and Rocky Mountain states. In the first quarter of 2000, we added to our voice offering a data-centric, national-based strategy with the acquisition of Splitrock, a facilities-based provider of data communications services. We undertook a number of additional steps as a result of this shift in strategy, announcing plans to build a national data network including assets acquired from Splitrock, and significantly increasing our personnel levels, capital expenditures and suite of available products. In the fourth quarter of 2000, we increased our core footprint from 21 states to 25 states with the acquisition of CapRock, which operated a CLEC business in Texas, Arkansas, Oklahoma and Louisiana, among other states.

        By mid-2001 it became clear that, due to certain factors, including, but not limited to, complications related to our rapid growth and a downturn in economic conditions generally and in the competitive telecommunications sector in particular, we were not meeting internal expectations in terms of profitability and cash flow. As a result, on August 1, 2001, we announced a series of steps to strengthen our senior management and position McLeodUSA for future growth. These steps included:

  •
  the addition of Chris A. Davis as Chief Operating and Financial Officer. Ms. Davis had most recently been Executive Vice President, Chief Financial and Administrative Officer for ONI Systems. From 1993 to 2000, she had been Executive Vice President, Chief Financial and Administrative Officer at Gulfstream Aerospace, the world's leading business jet aviation manufacturer;

  •
  the appointment of Theodore J. Forstmann as Chairman of the Executive Committee of our Board of Directors. Mr. Forstmann is the Founding Partner of Forstmann Little, a significant investor in McLeodUSA;

  •
  the addition of four current or former CEOs to our Board of Directors; and

  •
  the exchange of Forstmann Little's convertible preferred stock, which carried annual cash dividends of $35 million and a conversion price of $12.17, for new convertible preferred stock with no dividends and a conversion price of $6.10.

        Upon joining us, Ms. Davis initiated a 90-day planning process to evaluate the strategic direction of McLeodUSA. Specifically, we:

  •
  evaluated our strengths and available capital in order to focus our strategic direction;

  •
  initiated an analysis of our business units for profitability and synergy with a potential revised strategic plan;

  •
  performed a complete organization assessment to identify redundancies and operational inefficiencies;

  •
  conducted a zero-based review of all our employment positions in order to properly staff McLeodUSA; and

  •
  conducted a review of our assets and liabilities, including a detailed review of the balance sheet.

        As a result of these steps, in September 2001, our Board of Directors approved a plan to revise our corporate strategy to focus on voice and data services for small and medium-sized business and residential customers within our 25-state footprint. In support of this strategy, we announced plans to take the following actions:

  •
  abandon the development of our national network and place the associated assets for sale;

  •
  sell other non-core assets and excess inventory;

  •
  de-emphasize certain unprofitable wholesale services;

  •
  reduce employment by approximately 15%;

  •
  consolidate certain existing facilities and eliminate others;

  •
  reduce planned capital expenditures from $400 million to $350 million for 2002; and

  •
  record a one-time charge in the third quarter of 2001 of approximately $2.9 billion. Of this, $2.1 billion was associated with goodwill and other intangible assets that originated from numerous acquisitions, most notably Splitrock. In addition, we reduced long-lived assets and construction work-in-progress associated with Splitrock by approximately $260 million to appropriately mark those assets to fair value.

        As part of the 90-day planning process, we also recognized that, as a result of our ambitious growth strategy of prior years, we had not implemented sufficient processes and discipline to effectively execute and manage the business. As a result, we implemented five Business Process Teams to improve processes in an organized fashion. These teams are focused on improving five key areas:

  •
  sales efficiency;

  •
  provisioning of services and customer installation;

  •
  customer billing and revenue assurance;

  •
  cash management; and

  •
  business forecasting and planning.

        The significant strategic and operational steps taken since August 2001 repositioned us for the future. At the same time, however, the evaluation process highlighted the difficulty of implementing our plans with our current capital structure. Key challenges include:

  •
  the slowing economy, which adversely affected demand for telecommunications services;

  •
  implementing the revised strategy, which requires numerous significant improvements in business processes and discipline;

  •
  recruiting and retaining quality management to execute the revised strategy;

  •
  improving key operations of our core retail CLEC business, which is unprofitable. These include:

  —
  completing our in-region network and deploying network assets currently not in service,

  —
  activating local/long distance switches in order to carry traffic over our network,

    —
    migrating customers from the MegaBells' networks and switches to ours, and

    —
    simplifying products; and

  •
  improving core business processes based on the work of the business process teams.

        These operational initiatives present substantial challenges that require significant management time and resources to implement. While the time required to achieve the benefits, if any, of these initiatives is uncertain, it is expected to be substantial. Upon review of this difficult operating environment, the many business practices to be improved, our highly leveraged capital structure and expected future operating losses, the Board of Directors began considering capital structure alternatives. We began discussions with Forstmann Little regarding the restructuring of our capital structure. We then formed a special committee of our Board of Directors, comprised of persons not affiliated with Forstmann Little and not members of our management, and retained Houlihan Lokey Howard & Zukin Capital ("Houlihan") and Skadden, Arps, Slate, Meagher & Flom (Illinois) as outside advisors to assist in exploring alternatives for the restructuring.

Agreement with Senior Secured Lenders

        Concurrent with the negotiations with Forstmann Little regarding a possible restructuring, we and Forstmann Little began discussions with representatives of our bank group for support of a Forstmann Little sponsored restructuring involving a significant cash payment to bondholders. Any restructuring involving a payment to bondholders, other than regularly scheduled payments of principal and interest, requires majority consent under our Credit Agreement dated May 31, 2000, between McLeodUSA and certain lenders (as amended, the "Credit Agreement"). After substantial negotiations, we and our bank group agreed to amend the Credit Agreement to permit the restructuring (the "Third Amendment"). The key elements of the proposed restructuring that induced our bank group to allow the sale of Pubco and the use of the proceeds therefrom to make a payment to the bondholders were (1) an additional $100 million Forstmann Little investment, with $35 million of the net proceeds from such investment applied to prepay term loans under the Credit Agreement, (2) Forstmann Little's commitment to purchase Pubco for $535 million, subject to our receipt of higher bids and completion of the restructuring and other customary closing conditions, (3) Forstmann Little's substantial continued involvement in our operations and corporate governance, (4) our commitment to sell Illinois Consolidated Telephone Company ("ICTC"), our traditional local exchange carrier in Illinois, and use the first $225 million in net proceeds to prepay the term loans under the Credit Agreement, (5) our commitment to use the first $25 million of any additional net proceeds from the sale of Pubco to prepay term loans under the Credit Agreement, (6) a permanent reduction of $140 million of revolving credit commitments under the Credit Agreement upon completion of the restructuring, (7) a 1% increase in interest rates, (8) amendment and arranger fees and (9) modification of financial and restrictive covenants under the Credit Agreement.

        Many of the amendments and waivers contained in the Third Amendment will terminate if we fail to satisfy certain "progress conditions" on a timely basis. One important progress condition is that the restructuring be completed on or before August 1, 2002. We believe that we are presently in compliance with all progress conditions under the Third Amendment.

        We have obtained commitments from a group of lenders for an Exit Facility upon completion of the Chapter 11 case in an amount of $110 million. We have the right to obtain additional commitments to increase the size of the Exit Facility to $160 million. The Exit Facility will be used to provide working capital for our future operations.

Development of the Financial Restructuring

        Together with our outside advisors, we considered a number of strategic alternatives with respect to a financial restructuring. Management and the special committee engaged in extensive negotiations with Forstmann Little to sponsor a comprehensive transaction that would result in a substantial reduction in our outstanding debt. Concurrent with such negotiations, we and Forstmann Little engaged in extensive negotiations with our bank group under the Credit Agreement to obtain the Third Amendment to permit the original proposed restructuring.

        The original proposed restructuring was intended to eliminate $2.9 billion of Note indebtedness, provide a substantial cash payment to bondholders, require a $100 million new money investment from Forstmann Little and provide for substantial on-going involvement of Forstmann Little in our operations. Under the terms of the original proposed restructuring, bondholders were to receive their pro rata share of $560 million in cash and shares of Class A Common Stock representing approximately 15% of our outstanding common stock, holders of our Old Preferred Stock were to receive shares of Class A Common Stock representing approximately 52% of our outstanding common stock and existing holders of our Class A Common Stock were to receive shares of Class A Common Stock representing approximately 33% of our common stock. In consideration for the $100 million new money investment, Forstmann Little was to have received preferred stock and warrants convertible into our Class A Common Stock. Forstmann Little was also to receive preferred stock entitling Forstmann Little to elect two members of our Board of Directors. Forstmann Little also agreed to support the original proposed restructuring and vote its shares of Series D and E Preferred Stock in favor of the original proposed restructuring.

        After securing the sponsorship of Forstmann Little and the agreement of our bank group, we announced the original proposed restructuring on December 3, 2001 and commenced an exchange offer for our Notes on December 7, 2001. On December 11, 2001, we filed a preliminary proxy statement with the Securities and Exchange Commission in anticipation of soliciting proxies for a special meeting of our common and preferred stockholders. These actions were designed to provide us the opportunity to consummate the original proposed restructuring without the filing of proceedings under the Bankruptcy Code. In connection with the exchange offer, we also solicited acceptances of a pre-packaged plan of reorganization to be effected through proceedings under Chapter 11 of the Bankruptcy Code in the event we could not implement the original proposed restructuring through the exchange offer and special meeting process.

        After the commencement of the exchange offer, certain bondholders formed an ad hoc committee to discuss the terms of the original proposed restructuring with us. On January 2, 2002, we announced that, consistent with our disclosure in the exchange offer documents, we would not pay the scheduled interest payment on our 11 3/8% Notes and that we did not intend to pay the scheduled interest payment due January 15, 2002 on our 12% Notes and our 9 1/4% Notes. The terms of each applicable indenture provided us with a 30-day grace period before the failure to pay such interest would constitute an event of default under such indentures. On January 16, 2002, we announced the extension of our exchange offer until January 30, 2002. We also announced that negotiations with the bondholders' ad hoc committee were continuing and that as of January 15, 2002, holders of approximately $956,185,000 in aggregate principal amount of our Notes had informed us that they did not intend to tender their Notes in the exchange offer and that they did not intend to consent to our original proposed restructuring.

        Following the announcement of the original proposed restructuring, Credit Suisse First Boston ("CSFB"), the financial advisor to the special committee for the Pubco sale, actively began to solicit alternative purchasers for Pubco. CSFB contacted a number of potential purchasers and facilitated their due diligence review of Pubco. The potential purchasers were then requested to submit binding proposals for the acquisition of Pubco. Upon completion of this process, the special committee authorized management and its advisors to enter into negotiations with Yell Group regarding the sale of Pubco. Following the successful completion of these negotiations, on January 19, 2002, we terminated the Pubco Stock Purchase Agreement with Forstmann Little and entered into an agreement with Yell Group for the sale of Pubco for $600 million. We announced the agreement with Yell Group on January 21, 2002.

        During January 2002, we continued discussions with the bondholders' ad hoc committee in an effort to develop the terms of a revised restructuring proposal that would be acceptable to members of the ad hoc committee. On January 30, 2002, we reached agreement on the terms of a revised restructuring proposal with the ad hoc committee. As part of the revised restructuring proposal, Forstmann Little agreed to raise the amount of its investment from $100 million to $175 million. The terms of the revised restructuring proposal are reflected in the terms of the Plan. In order to implement the terms of the revised restructuring proposal, McLeodUSA commenced proceedings under Chapter 11 of the Bankruptcy Code on January 31, 2002.

Agreements in Connection with the Plan

        In order to raise the funds required to implement the Plan, we have entered into the following agreements:

(a)  Stock Purchase Agreement

        McLeodUSA Holdings, Inc. ("Holdings"), our wholly-owned subsidiary, has entered into the Pubco Stock Purchase Agreement, dated as of January 19, 2002, which provides for the sale of Pubco to Yell Group for $600 million in cash, subject to adjustment. The following summary of the Pubco Stock Purchase Agreement is qualified in its entirety by reference to the Pubco Stock Purchase Agreement. The Pubco Stock Purchase Agreement is attached as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2002.

        The Pubco Stock Purchase Agreement provides that if the conditions to the closing of the Pubco Stock Purchase Agreement, including the consummation of the Plan, have not been satisfied by April 30, 2002, the $600 million purchase price is reduced by $200,000 for each day from May 1, 2002 until the earlier of the closing or August 1, 2002.

        The Pubco Stock Purchase Agreement contains customary representations, warranties, covenants, agreements and indemnities.

        Unless required by the Bankruptcy Court, the Pubco Stock Purchase Agreement provides that Holdings will not, and will not permit any of its subsidiaries or its or their respective directors, officers, investment bankers, affiliates, representatives and agents to, solicit, initiate, or knowingly encourage, any inquiries or proposals that constitute, or could reasonably be expected to lead to, an Acquisition Proposal or engage in, or enter into, any negotiations or discussions concerning, or provide any confidential information to facilitate, any Acquisition Proposal. Subject to certain conditions, Holdings may, however, furnish information concerning Pubco to any person submitting an Acquisition Proposal and may negotiate and participate in discussions and negotiations with such person concerning an Acquisition Proposal, if Holdings concludes in good faith that such Acquisition Proposal is or may reasonably be expected to lead to a Superior Proposal. For purposes of the Pubco Stock Purchase Agreement, the term "Acquisition Proposal" means any unsolicited bona fide proposal or offer from a third person relating to any sale of all or substantially all or the assets of Pubco or 50% or more of the capital stock of Pubco, in a single transaction or series of related transactions. For purposes of the Pubco Stock Purchase Agreement, the term "Superior Proposal" means an Acquisition Proposal (1) not solicited in violation of Pubco Stock Purchase Agreement, (2) that does not include any financing condition, (3) that includes definitive documentation with substantially similar terms to the Pubco Stock Purchase Agreement and the agreements executed in connection therewith and (4) that the board of directors of Holdings determines in good faith (after consulting with its outside financial advisor and taking into account all the terms and conditions of the Acquisition Proposal, which terms and conditions shall include all legal, financial, regulatory and other aspects of the proposal) is more favorable from a financial point of view.

        Subject to certain conditions, the Pubco Stock Purchase Agreement provides that Holdings may terminate the Pubco Stock Purchase Agreement to enter into a definitive agreement for a Superior Proposal. Upon such a termination, Holdings is required to pay Yell Group a termination fee of $18 million. Holdings is also required to reimburse Yell Group for certain expenses and to pay Yell Group a termination fee if Holdings terminates the Pubco Stock Purchase Agreement under certain circumstances after August 1, 2002.

        The Pubco Stock Purchase Agreement also provides that Yell Group will enter into a Publishing, Branding and Operating Agreement with McLeodUSA, which provides for the continued publication of telephone directories for an initial term of five years following the consummation of the Pubco Stock Purchase Agreement.

        Each party's obligation to consummate of the Pubco Stock Purchase Agreement is subject to the following conditions:

  •
  no statute, rule, regulation, executive order, decree, or injunction shall have been enacted, entered, promulgated or enforced by any court or governmental entity which prohibits or restricts the consummation of the stock purchase;

  •
  all required consents, approvals, orders and permits of, and registrations, declarations and filings with, any governmental authority shall have been made or obtained, and any waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1974, as amended, shall have terminated or expired, which occurred on February 1, 2002;

  •
  the Bankruptcy Court shall have entered an order confirming a plan of reorganization that contemplates (1) the consummation of the transactions contemplated by the Pubco Stock Purchase Agreement and (2) the assumption by us of the Pubco Stock Purchase Agreement or otherwise approves such transactions, which occurred on April 5, 2002, and such order shall not have been stayed prior to 11 days after the entry of such order on the docket;

  •
  the representations and warranties of the other party are true and correct as of the closing date as if made at and as of such date, except where the failure of such representations and warranties to be so true and accurate (without giving effect to any limitation as to "materiality" or "material adverse effect" set forth therein) would not, individually or in the aggregate, have a material adverse effect; and

  •
  the other party performed and complied in all material respects with all agreements, obligations, covenants and conditions contained in the Pubco Stock Purchase Agreement.

        Yell Group's obligation to consummate the Pubco Stock Purchase Agreement is also subject to the condition that no Company Material Adverse Effect (as defined in the Pubco Stock Purchase Agreement) shall have occurred since January 19, 2002. Holdings' obligation to consummate the Pubco Stock Purchase Agreement is subject to the additional condition that the all conditions precedent to the consummation of the restructuring shall have been satisfied and the restructuring shall be occurring simultaneously with the closing of the Pubco Stock Purchase Agreement with such modifications in the terms of the restructuring that do not materially deviate from the terms set forth on Exhibit A to the Pubco Stock Purchase Agreement. The terms set forth on Exhibit A to the Pubco Stock Purchase Agreement are substantially the same as the terms of the approved restructuring under the terms of the Third Amendment. In accordance with the termination provisions of the superseded stock purchase agreement with Forstmann Little for the sale of Pubco, Holdings may not waive such condition.

  Publishing, Branding and Operating Agreement

        One of the conditions to closing of the Pubco Stock Purchase Agreement is that McLeodUSA Publishing Company (the "Publisher"), McLeodUSA, McLeodUSA Telecommunications Services, Inc., and Yell Group enter into a Publishing, Branding and Operating Agreement (the "Operating Agreement") in the form attached as an exhibit to the Pubco Stock Purchase Agreement. The following summary of the Operating Agreement is qualified in its entirety by reference to the form of Operating Agreement attached to the Pubco Stock Purchase Agreement.

        The Operating Agreement provides for the continued publication of telephone directories by the Publisher following the consummation of the Pubco Stock Purchase Agreement and in many ways documents the existing practices of the Publisher with respect to the publication of McLeodUSA-branded telephone directories. The term of the Operating Agreement is five years (unless terminated earlier for cause, change of control, or by mutual agreement) with automatic two-year renewals thereafter unless a party elects not to renew and provides one year's notice.

        The Operating Agreement grants the Publisher a license to use the principal McLeodUSA trademarks to publish telephone directories. It also requires the Publisher to publish certain telephone directories using those trademarks. Following the termination of the Operating Agreement, the Publisher will continue to own the right to publish a directory that looks like the directories it currently publishes (although it may not continue to use the McLeodUSA star).

        The Operating Agreement prohibits us from competing with Yell Group and its subsidiaries during the term in its core businesses, and similarly prohibits Yell Group and its subsidiaries from competing with us during the term in our core businesses.

(b)  Common Stock, Preferred Stock and Warrant Purchase Agreement

        We have entered into an Amended and Restated Purchase Agreement, dated as of January 30, 2002 (the "Purchase Agreement"), which provides for the sale of the New Director Preferred Stock, 74,027,764 shares of New Common Stock and one-half of the New Warrants to certain of the Forstmann Little funds (the "New FL Purchasers") for $175 million in cash. The following summary of the Purchase Agreement is qualified in its entirety by reference to the Purchase Agreement.

        The New Director Preferred Stock provides Forstmann Little with the right to designate members of the Board of Directors and/or a non-voting observer to the Board of Directors as follows:

  •
  As long as the New FL Purchasers own at least 40% of New Common Stock they will receive upon consummation of the Plan, the New FL Purchasers will have the right to designate two members of the Board of Directors.

  •
  As long as the New FL Purchasers own less than 40%, but more than 20%, of such shares, the New FL Purchasers will have the right to designate one member of the Board of Directors and one non-voting observer to the Board of Directors.

  •
  As long as the New FL Purchasers own 20% or less, but at least 10%, of such shares, the New FL Purchasers will have the right to designate one non-voting observer to the Board of Directors.

  •
  As long as the New FL Purchasers own less than 10% of such shares, the New FL Purchasers will have no rights to designate either members of the Board of Directors or non-voting observers to the Board of Directors.

        The New Director Preferred Stock will not otherwise provide for any dividend, liquidation or other preferences.

        The Purchase Agreement also provides for the sale of one-half of the New Warrants to the New FL Purchasers. The New Warrants being purchased by the New FL Purchasers provide for the purchase of 22,159,091 shares of New Common Stock for an aggregate exercise price of $30 million. Pursuant to their terms, the New Warrants have a five-year life.

        The Purchase Agreement also provides Forstmann Little with the right to designate observers to the Board of Directors as necessary to maintain the venture capital operating company status of Forstmann Little's investment in McLeodUSA.

        In addition to customary closing conditions, the consummation of the Purchase Agreement is subject to certain additional conditions, including the condition that our certificate of incorporation be amended to provide that we will not be governed by Section 203 of the Delaware General Corporation Law ("DGCL"), which generally provides certain anti-takeover protections, and the condition that the Plan be consummated. For more information about the effect of not being governed by Section 203 of the DGCL, see "Risk Factors—Election Not to be Subject to Section 203 May Make Us More Vulnerable to Takeovers."

        Upon the consummation of the Purchase Agreement, the existing transfer restrictions applicable to our Series D and E Preferred Stock held by Forstmann Little will terminate. Following the consummation of the Purchase Agreement, Forstmann Little may transfer shares of New Common Stock, New Class B Common Stock, New Class C Common Stock and New Warrants; provided that prior to the Standstill Termination Date (as defined below), Forstmann Little may not make any transfers (other than transfers to affiliates) to any person or group that is, or that Forstmann Little believes or should reasonably believe will seek to become, the beneficial owner of more than 50% of our voting securities (a "Disqualified Transaction") without the consent of our Board of Directors, unless Forstmann Little provides us with a notice of a proposed sale setting forth the minimum cash price at which Forstmann Little would be prepared to sell the securities. We then have 45 days to enter into or cause a designee to enter into a definitive purchase agreement for the securities. If we or our designee enter into a definitive agreement for the purchase of the securities, then we or our designee must purchase the securities within 90 days following the execution of the purchase agreement. If no agreement providing for the purchase of the securities is entered into within 45 days of the notice of proposed sale, Forstmann Little has the right for 180 days to enter into a definitive agreement to sell the securities to any person at a price no less than the price specified in the notice.

        The "Standstill Termination Date" means the earlier of the close of business on the day preceding the third anniversary of the closing of the Purchase Agreement or the date Theodore J. Forstmann is removed, without his consent, as the Chairman of the Executive Committee of the Board of Directors.

        During the period of time from the closing of the Purchase Agreement until the Standstill Termination Date, except as specifically approved in writing in advance by the Board of Directors or as specifically permitted by the Purchase Agreement, Forstmann Little shall not directly or indirectly:

  •
  acquire, or offer or agree to acquire, or become the beneficial owner of or obtain any rights in respect of, any of our capital stock;

  •
  solicit proxies or become a participant in any proxy solicitation or initiate or become a participant in any stockholder proposal or election contest or induce others to initiate the same, or otherwise seek to advise or influence any person with respect to the voting of any of our voting securities; or

  •
  solicit or participate in the solicitation of any person to acquire, offer to acquire or agree to acquire, by merger, tender offer, purchase or otherwise, McLeodUSA or a substantial portion of our assets or more than 50% of its outstanding capital stock; provided that these restrictions do not apply to actions taken by Forstmann Little in connection with the sale of any of its own securities.

        The bylaws of Reorganized McLeodUSA will provide that the Board of Directors will have as members at least (a) five "independent directors," (b) three officers of Reorganized McLeodUSA selected by the Board of Directors; provided that each such officer shall hold one or more of the following titles: Chairperson; Chief Executive Officer; President; Chief Operating Officer or Chief Financial Officer, (c) the designee of the New Series A Preferred Stock, if any, and (d) the designee(s) of Reorganized McLeodUSA's Series B Preferred Stock, if any. Forstmann Little has agreed to amend the Purchase Agreement to provide that during the period from the closing of the Purchase Agreement until the Standstill Termination Date, Forstmann Little will be present, in person or by proxy at all meetings of our stockholders so that all of its voting securities are counted for purposes of determining the presence of a quorum at such meetings. During such period, Forstmann Little will agree to vote its securities in all elections of directors such that the persons specified in clauses (a) and (b) above are elected as members to the Board of Directors.

        The Purchase Agreement also prohibits us from adopting or implementing any stockholders rights plan or "poison pill" as long as Forstmann Little holds 60% of the McLeodUSA securities it owned at the consummation of the Purchase Agreement. If Forstmann Little owns less than 60% of such securities or sells its securities in a Disqualified Transaction, we may adopt a rights plan subject to certain restrictions.

(c)  Credit Agreement Amendment

        On May 31, 2000, we entered into a Credit Agreement for $1.3 billion of senior secured credit facilities with a syndicate of financial institutions. In order to facilitate the restructuring, we have entered into the Third Amendment to the Credit Agreement. The following summary of the Third Amendment is qualified in its entirety by reference to the Third Amendment.

        Under the Third Amendment, the lenders waived:

  •
  any bankruptcy and payment cross-defaults with respect to the Notes that may arise in connection with the restructuring;

  •
  covenants respecting sales of assets in order to allow the sale of Pubco to proceed pursuant to the restructuring and the use of $600 million of the proceeds therefrom (less $25 million to be paid to the bank group and $5 million for fees and expenses in connection with the Pubco sale) to make a payment to the bondholders; and

  •
  certain other covenants and other provisions of the Credit Agreement that would have restricted our ability to enter into various transactions necessary to consummate the restructuring.

        In return for the lenders' consent to the Third Amendment, we agreed that the following amounts be paid on a current basis during the restructuring:

  •
  all interest, commitment fees, letter of credit participation fees and fronting fees when due pursuant to the terms of the Credit Agreement;

  •
  all fees and expenses payable to the bank agents under the Credit Agreement, including the reasonable fees and disbursements of counsel; and

  •
  an amendment fee payable upon consummation of the Plan to each lender that agreed to the Third Amendment equal to 1.00% of the aggregate amount of each consenting lender's exposure under the Credit Agreement.

        We also agreed to limit any additional borrowings under the Credit Agreement to $50 million during the period between the effective date of the Third Amendment and such time as we filed for Chapter 11 protection. Pursuant to the Third Amendment, the unused revolving commitments terminated upon commencement of the Chapter 11 case on January 31, 2002. We expect to replace the terminated revolving commitments, in part, with the Exit Facility described herein upon consummation of the Plan.

        The waivers and modifications to the Credit Agreement described above will remain in effect so long as we are pursuing the restructuring as outlined in the Plan unless we fail to satisfy any "progress condition" on a timely basis. The progress conditions include a requirement that the restructuring be consummated on or before August 1, 2002. While we believe we will accomplish this, we have not yet consummated the restructuring; therefore, we have classified our borrowings under the Credit Agreement as short-term. Also, orders respecting use of the lenders' cash collateral must be in the forms attached to the Third Amendment or otherwise in accordance with terms agreeable to the lenders, which orders were obtained from the Bankruptcy Court on January 31, 2002 and February 22, 2002. We believe that we are in compliance with the other progress conditions contained in the Third Amendment and expect to emerge from the Chapter 11 proceedings prior to the termination of the Third Amendment.

        We will be deemed to have breached a progress condition if the Chapter 11 case is dismissed or converted to liquidation proceedings under Chapter 7 of the Bankruptcy Code, a trustee is appointed, or the exclusive period during which we may file and propose a plan is not in full force and effect. We are restricted, during the course of any bankruptcy proceeding, from challenging the lenders' liens, and any such challenge raised by a third party must be dismissed before the effective date of the restructuring or August 1, 2002 without adverse consequence to the lenders. Finally, no event shall have occurred in any such proceedings that would constitute an event of default under the Credit Agreement (other than those events of default waived in order to permit the restructuring).

        The Plan must provide that the liens and claims of the lenders under the Credit Agreement will be unimpaired. The Third Amendment also contains certain modifications to the Credit Agreement that will become effective only upon consummation of the Plan, including:

  •
  an agreement to use $35 million of Forstmann Little's new $175 million investment to prepay the term loans under the Credit Agreement;

  •
  an agreement to use $25 million of proceeds from any sale of Pubco for greater than $535 million to prepay the term loans under the Credit Agreement;

  •
  an agreement that requires us to sell, or have entered into a contract to sell (which may be subject to regulatory approval and certain other customary closing conditions), ICTC (or substantially all of its assets) within 14 months of the consummation of the Plan and to apply the first $225 million in proceeds from such sale to reduce our outstanding obligations under the Credit Agreement; provided that we are permitted to retain proceeds in excess of $225 million from such sale for working capital and general corporate purposes;

  •
  an agreement that if we do not complete the ICTC sale within two years of the consummation of the Plan, $225 million of term loans under the Credit Agreement will be subject to additional interest of 1.50% per annum until such sale is completed;

  •
  an agreement to allow us to retain the proceeds of certain non-core asset sales to use for general corporate purposes;

  •
  the modification of various financial covenants and the addition of a capital expenditure limitation;

  •
  a 1.00% increase in the applicable rates of interest on the borrowings under the Credit Agreement and the establishment of certain prepayment premiums applicable to the Credit Agreement term loan repayments made in the first three years following the restructuring;

  •
  an agreement that we may enter into an exit financing facility upon consummation of the Plan in an amount not to exceed $160 million, secured by liens on and security interests in our assets and our domestic subsidiaries superior to the liens securing the existing obligations under the Credit Agreement; and

  •
  additional limitations on our ability and the ability of our subsidiaries to incur third-party indebtedness and make additional investments.

        Finally, whether or not the restructuring is consummated, we agreed in the Third Amendment to additional restrictions relating to the incurrence of third-party indebtedness and making of additional investments.

(d)  Management Incentive Plan

        The Plan provides for the establishment of the McLeodUSA 2001 Omnibus Equity Plan (the "Management Incentive Plan").

        The Management Incentive Plan is intended to promote the interests of McLeodUSA and its stockholders by providing officers and other employees (including directors who are also employees) with appropriate incentives and rewards to encourage them to enter into and continue in our employ, to acquire a proprietary interest in our long-term success and to reward the performance of individual officers, other employees, consultants and nonemployee directors in fulfilling their personal responsibilities for long-range achievements.

        The Management Incentive Plan is intended to provide performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "IRC"), which generally limits the deduction by an employer for compensation of certain covered officers. Under Section 162(m), certain compensation, including compensation based on the attainment of performance goals, may be disregarded for purposes of this deduction limit if certain requirements are met. Among the requirements for compensation to qualify for this exception is that the material terms pursuant to which the compensation is to be paid be disclosed to and approved by the stockholders in a separate vote prior to the payment. Accordingly, if the conditions of Section 162(m) relating to performance-based compensation are satisfied, compensation paid to covered officers pursuant to the Management Incentive Plan will not fail to be deductible under Section 162(m).

        There are generally five types of awards that may be granted under the Management Incentive Plan: restricted stock options (including both ISOs and NQSOs), phantom stock, stock bonus awards, and other awards (including stock appreciation rights). In addition, the Compensation Committee of the Board of Directors (the "Compensation Committee") may, in its discretion, make other awards valued in whole or in part by reference to, or otherwise based on, New Common Stock. The Plan provides that 65,173,797 shares of New Common Stock shall be reserved for issuance under the Management Incentive Plan.

After the Restructuring

        Upon consummation of the Plan and giving effect to the sale of non-core businesses set forth in our strategic restructuring plan and as contemplated by the Third Amendment to the Credit Agreement, our operations will consist primarily of our core retail CLEC business. To date, our core retail CLEC operations have not generated positive cash flow in any quarterly period. In addition, the preponderance of our historical EBITDA has been attributable to Pubco, ICTC and other non-core assets that we plan to sell. While the initiatives set forth in the strategic restructuring plan are designed to result in the core retail CLEC business eventually operating profitably, there can be no assurance that these steps will be successful in the time and magnitude expected. Moreover, the remaining operations are expected to continue generating negative cash from operations until fiscal 2005, even if we achieve our targeted level of EBITDA, as a result of capital expenditures and projected interest on the remaining amounts due under the Credit Agreement. Completion of asset sales within a time frame and for aggregate amounts described in our business plan and retention of access to the amounts that remain available to borrow under the Credit Agreement are critical in funding our operations.

Other Transactions

        On December 5, 2001, Ruffalo Cody & Associates, Inc. (now known as McLeodUSA Market Response, Inc.), an indirect wholly-owned subsidiary of McLeodUSA, sold the non-core assets of Ruffalo Cody. The sale excluded the stock in Consolidated Market Response, a subsidiary of Ruffalo Cody.

        On January 24, 2002, we consummated the sale of certain of our internet/data assets (formerly part of Splitrock Services, Inc.) and wholesale dial-up Internet Service Provider ("ISP") customer base to Level 3 Communications, LLC. Under the terms of the agreement, Level 3 purchased approximately 350 POPs (points of presence) across the United States, the related facilities, equipment and underlying circuits, plus the wholesale ISP customer base. The transaction excluded fiber optic cable obtained under the existing IRU Agreement with Level 3 acquired by McLeodUSA in the Splitrock acquisition. The parties also entered into operating agreements enabling us to continue providing service and support to customers in our 25-state footprint.

        On January 24, 2002, McLeodUSA Integrated Business Systems, Inc. ("IBS"), an indirect wholly-owned subsidiary of McLeodUSA, sold certain of the assets used in its telecommunications customer premise equipment business in the metropolitan areas of Minneapolis, Minnesota; Cedar Rapids, Des Moines, Dubuque and Waterloo, Iowa; and Denver, Colorado, as well as the data provider business conducted by IBS under the name "DataNet," to Inter-Tel Technologies, Inc. for $8 million plus the assumption of certain liabilities. The sale excluded the telecommunications customer premise equipment business conducted in Illinois.

        On April 8, 2002, we sold our indirect, wholly-owned subsidiary IWL Communications, Incorporated, d/b/a CapRock Services Corporation for $21 million. The transaction included CapRock UK Limited and Spacelink Systems, Inc., two wholly-owned subsidiaries of CapRock Services.

McLeodUSA Business Strategy

        On September 28, 2001, our Board of Directors approved a plan to revise our corporate strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within our 25-state footprint. As a result we abandoned our plan for a national network and will de-emphasize certain wholesale services. In connection with this revised corporate strategy we are taking or have taken the following actions:

  •
  abandoned the development of a national network, placed the associated assets for sale and sold those assets;

  •
  selling other non-core assets and excess inventory;

  •
  reducing employment by approximately 15% and executing plans to consolidate certain existing facilities and eliminate certain others;

  •
  reducing capital expenditure plans for 2002 from $400 million to $350 million, focusing on completing current construction work-in-process, augmenting existing capacity where needed, and meeting new customer requirements;

  •
  recorded charges of approximately $2.9 billion in the third quarter of 2001 to reflect write-downs of goodwill and other long-lived assets, wrote off inventory and construction work-in-process for discontinued operations and established a restructuring reserve for a reduction in force and facility consolidation; and

  •
  recorded charges to operating income of approximately $35 million in the third quarter of 2001 associated with balance sheet adjustments to various accounts such as prepaid expenses, receivables and bad debt reserves.

        As part of the revised corporate strategy, we have also established five cross-functional business process teams to strengthen business processes and bring improvements to our operations. These teams are focused on sales efficiencies, provisioning and customer installation, billing and revenue assurance, cash management and business forecasting and planning.

        We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our internal staffing, develop our systems and expand into new markets. While we will continue to focus on increasing our customer base and bringing our customer base onto our network, our focus will shift towards improving our operating margins by grooming our network to deliver service in the most effective and efficient manner, as well as scaling back certain general and administrative functions. This approach could have a negative impact on our revenue growth, but should better leverage our existing assets to produce more profitable revenues.

Telecommunications Industry

        Industry sources have estimated that the 2000 aggregate U.S. revenues for local, long-distance, private line and data services were approximately $200 billion. Of that total, just over half is represented by local service revenue. The communications industry is undergoing substantial changes due to statutory, regulatory and technological developments, changes in the competitive landscape, and mergers and acquisitions in the industry. The market for local exchange services consists of a number of distinct service components, including:

  •
  local network services, which generally include basic dial tone, local area charges, enhanced calling features and private line services (dedicated for a customer's use between locations); and

  •
  network access services, which consist of access provided by local exchange carriers to long-distance communications network carriers.

        Other related services include operator services, Internet access, calling cards, publication of "white page" and "yellow page" telephone directories and the sale of business telephone equipment.

        Before 1984, AT&T largely monopolized local and long-distance telephone services in the United States. In 1984, as the result of a court order approving a settlement agreement in an antitrust action, AT&T was required to divest its local telephone systems (the "Divestiture"). The Divestiture and subsequent related proceedings divided the country into 201 Local Access and Transport Areas ("LATAs"). As part of the Divestiture, AT&T's former local telephone systems were organized into seven independent regional Bell holding companies. The original seven regional Bell companies, together with GTE, which was the largest non-Bell telephone company at the time of the Divestiture, are now concentrated into four large incumbent "MegaBells." Those companies have the authority to provide local telephone service, local access service and intraLATA long distance service, but are required by the Telecommunications Act of 1996 to demonstrate on a state-by-state basis that certain competitive conditions have been met before being allowed to provide in-region interLATA service. SBC has obtained such authority in Texas, Oklahoma, Kansas, Missouri and Arkansas. Qwest has indicated its intention to seek such authority in all 14 states where it provides local service. Verizon has obtained such authority in New York, Massachusetts, Connecticut, Rhode Island and Pennsylvania, and its applications for such authority in Maine, New Jersey and Vermont are pending before the FCC. BellSouth's application for such authority in Georgia and Louisiana is pending. The MegaBells are likely to obtain additional authorizations in many states in the next few years. The MegaBells have generally been successful in gaining market share and driving down prices after obtaining such authority.

        Opportunities to compete in the local exchange market expanded substantially on February 8, 1996, when the Telecommunications Act of 1996 was signed into law. The Telecommunications Act of 1996 eliminated state legal barriers to local exchange competition and required entrenched, traditional local exchange carriers to allow other providers of telecommunications services to purchase elements of their local communications network offerings and to interconnect with their communications facilities and equipment. In addition, entrenched, traditional local exchange carriers are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Entrenched, traditional local exchange carriers also are required to allow competitors nondiscriminatory access to poles, conduit space and other rights-of-way. A number of states have also taken additional regulatory and legislative action to open local communications markets to various degrees of competition.

        According to the FCC, as of June 2001, CLECs provided 17.3 million, or 9.0% of the approximately 192 million in-service local telephone lines used by end-users, representing 16% growth in CLEC market size during the first six months of 2001. About one-third of these lines are served over local loop facilities owned by the CLECs.

        Long-distance carriers generated over $100 billion in toll revenues during 2000, according to the FCC. Local telephone companies provided about $8 billion in toll services during the same period, making the total long-distance market approximately $108 billion.

        The FCC estimates that high-speed (200 kbps or more in at least one direction) data lines connecting homes and small businesses to the Internet increased by 36% during the first half of 2001, to a total of 9.6 million lines (or wireless channels) in service.

        Wireless communications continue to grow as an alternative to wireline service. Demand for wireless communications has grown rapidly over the past decade. According to the Cellular Telecommunications & Internet Association, the number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to an estimated 118 million as of June 30, 2001, with annual growth of approximately 22% from June 2000 through June 2001.

Our Products and Services

        We derive most of our revenue from our core competitive telecommunications and related communications services, including:

  •
  local and long-distance services;

  •
  dial-up and dedicated Internet access services;

  •
  high-speed Internet access services, such as services using DSL and cable modems;

  •
  bandwidth and network facilities leasing, sales and services, including access services;

  •
  facilities and services dedicated for a particular customer's use; and

  •
  value-added services such as virtual private networks and web hosting.

        We derive additional communications services revenues from non-core communications services; including:

  •
  video, cellular, operator, payphone, mobile radio and paging services; and

  •
  customer premise equipment sales, leasing and service.

        We also currently derive revenue from the following services related to our core business:

  •
  sale of advertising in print and electronic telephone directories; and

  •
  traditional local telephone company services in east central Illinois and southeast South Dakota.

        For the year ended December 31, 2001, we derived 78% of our total revenues from communications services (excluding traditional local telephone company services), 16% from our telephone directory business, 5% from traditional local telephone company services and 1% from other services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

Integrated Communications Services

        As of December 31, 2001, we provided service, on a competitive retail basis, to about 452,000 customers in our markets, primarily small and medium-sized business customers in major metropolitan areas and in second- and third-tier markets, and to residential customers in second- and third-tier markets. Since beginning sales activities in January 1994, we have increased our revenue from the sale of local and long-distance telecommunications services from $4.6 million for the year ended December 31, 1994 to $985.9 million for the year ended December 31, 2001.

        We have received state regulatory approval to offer local switched services using our own communications network facilities in each of the 25 states in our footprint. The footprint includes:

Ohio	Texas	Iowa	Montana	Arizona
Indiana	Oklahoma	Minnesota	Wyoming	New Mexico
Illinois	Kansas	North Dakota	Colorado	Washington
Michigan	Missouri	South Dakota	Utah	Oregon
Wisconsin	Arkansas	Nebraska	Idaho	Louisiana

        We have also received state regulatory authority to offer local services in most of the other 48 contiguous states. We intend to offer additional local switched services using our own network facilities, either alone or in combination with network elements purchased from existing telephone companies, in selected markets in our 25-state footprint.

        We have interconnection agreements with Qwest in all states where Qwest is the traditional local service provider, with SBC (through its subsidiaries) in all states where Ameritech or Southwestern Bell Telephone Company is the traditional local service provider, and with Verizon (through its GTE entities) and BellSouth in certain states. These agreements allow us to resell services of these entities and to purchase unbundled network elements to connect our switching equipment and facilities to customers.

        We provide long-distance service in some areas by purchasing communications network capacity, in bulk, from national long-distance carriers, and routing our customers' long-distance traffic over this capacity. In many of our local footprint states, we carry most of our long-distance traffic on our own network facilities. Our integrated communications services are further delineated as follows:

        Business Services.    End-user business customers can obtain integrated services and ancillary services, such as three-way calling and call transfer, directly from us in each of the cities and towns in which we offer communications services. While product availability varies by location, integrated business services generally include local and long-distance services, dial-up and dedicated Internet access, lower-cost, high-speed Internet access services, such as DSL and cable modems, and value-added services such as virtual private networks and web hosting.

        Residential Services.    We introduced our PrimeLine® service in 1996 and now offer that service to residential customers in various cities and towns in several selected states. Our traditional PrimeLine service includes local and long-distance telephone service. In most areas, PrimeLine service also includes enhanced features such as three-way calling, call transfer, and consultation hold. Our customers can add voice mail, Internet access, and travel card services to their basic PrimeLine service at incremental rates. We use our telemarketing sales personnel for sales of our PrimeLine residential services.

        Network Facilities and Services.    We provide a wide range of access, private line, network facilities and data services, leasing and sales to local and long-distance carriers, government agencies, wireless service providers, cable television companies and other end-user customers. These include: (1) POP-to-POP special access services that provide telecommunications lines that link the POPs of one long-distance carrier to different long-distance carriers in a market, allowing these POPs to exchange telecommunications traffic for transport to final destinations; (2) end-user special access services, that provide telecommunications lines that connect an end-user such as a large business to the local POP of its selected long-distance carrier; (3) long-distance carrier special access services that provide telecommunications lines that link a long-distance carrier POP to the local central office; (4) private line services that provide telecommunications lines that connect various locations of a customer's operation and are used to transmit voice, video and/or data traffic; (5) sales and leases of network facilities; and (6) other carrier access services.

        Network Maintenance Services.    We also provide maintenance services consisting of alarm monitoring, repair services, and cable location services on segments of the state of Iowa's fiber optic network on a 24-hour-per-day, 365-day-per-year basis.

        Video Services.    We own and operate 37 cable television systems in southeastern South Dakota, northwestern Iowa, and southwestern Minnesota, many of which provide cable television service in combination with high-quality fiber-based telecommunications services. We also have a franchise in Cedar Rapids, Iowa, pursuant to which we provide cable television service in combination with high-quality fiber-based telecommunications services. In addition, we own 85% of Greene County Partners, Inc., a cable television company that provides cable television services in several locations in Illinois and Michigan. These non-core assets are currently being marketed for sale.

        Other Communications Services.    We provide pay telephone service, operator services, telephone systems and paging services in some markets. We provide customer premise equipment sales, leasing and service in central Illinois. In addition, we own a minority interest in a partnership that provides cellular service in central Illinois.

Directory Services

        In 2001, we published 260 proprietary "white page" and "yellow page" telephone directory titles and distributed approximately 32.6 million copies of these directories to local telephone subscribers in 26 states, including most of our target markets. In addition, all of our proprietary directories are accessible on the Internet. We also published "white page" and "yellow page" telephone directory titles for other companies under their brand names. We are in the process of exiting this "private label" line of directory publishing. In 2001, our telephone directory services generated revenues of nearly $293 million, primarily from the sale of advertising space in the directories. Under the Plan, we intend to sell this line of business, referred to herein as "Pubco," to Yell Group for $600 million.

Traditional Local Telephone Services

        Through ICTC and Dakota Community Telephone, Inc., we provide traditional local exchange telephone service to subscribers in east central Illinois and southeast South Dakota, respectively. As of December 31, 2001, ICTC operated in 35 exchanges, or service areas, the largest of which are in Mattoon, Charleston, and Effingham, Illinois, and had approximately 91,000 local access lines in its existing service areas. During 2001, ICTC sold two exchanges not contiguous to the remainder of its service area. ICTC offers a broad range of local exchange services, including long-distance carrier access service, intraLATA toll service, local telephone service, local paging service, national directory assistance, and equipment leasing. ICTC also offers most of its local telephone subscribers custom calling features such as call waiting, call forwarding, conference calling, speed dialing, caller identification, and call blocking. In connection with our restructuring and pursuant to the terms of the Credit Agreement, we agreed to sell ICTC and use the first $225 million in proceeds to pay down obligations under our Credit Agreement.

        As of December 31, 2001, Dakota Community Telephone served approximately 7,000 local service access lines in 9 telephone exchanges in southeastern South Dakota. Dakota Community Telephone provides a full range of communications products and services, including local dial tone and enhanced services, local private line and public telephone services, dedicated and switched data transmission services, long-distance telephone services, operator-assisted calling services, Internet access and related services. These assets are currently being marketed for sale.

Network Facilities

        As of December 31, 2000, we operated a network including 21,600 route miles of fiber optic cable and have expanded this fiber optic network to over 31,000 route miles as of December 31, 2001. As of December 31, 2001, more than 5,000 route miles were located within the cities and towns we serve or plan to serve. We are connected to almost 1,500 buildings along our network. In addition, our network facilities are interconnected with unbundled network elements leased from the MegaBells. Our network facilities and unbundled network elements are used to provide multiple services, including capacity and fiber sales and leasing and access services.

Sales and Marketing

        Marketing of our integrated communications services to small and medium-sized business customers is primarily conducted by direct sales personnel located in branch sales offices throughout our target market. In addition, we use telemarketers to market these services to smaller business customers and those located in areas that are geographically remote. Sales activities in our branch sales offices are organized and managed by region.

        In 2000, we expanded our communications sales and marketing efforts in our target market area that now consists of 25 states. We continue our efforts to expand sales and marketing in the most profitable markets in the states where we are located. Acquisitions have enhanced our sales and marketing efforts, increased our penetration of existing markets and helped accelerate our entry into new markets. At the end of 2001, we had sales offices in 150 cities, compared to 130 cities at the end of 2000. A sales team of approximately 800 employees was selling core communications products to business customers at the end of 2001. In addition, we use our telemarketing sales personnel to sell services to small businesses.

        Marketing of our PrimeLine integrated communications services to residential customers is conducted by inside sales representatives. The telemarketers emphasize the PrimeLine integrated package of communications services and its flat-rate per-minute pricing structure for long-distance service.

        Our sales force is trained to emphasize our customer-focused sales and service, including our 24-hour-per-day, 365-day-per-year customer service center. We utilize an Integrated Voice Response Unit (IVR) which allows customers to identify their needs with an automated menu, and transfer directly to a specialist trained to handle their specific needs. Customers' ability to experience resolution of their needs on their first call is enhanced by routing to the person with the skills and tools needed to resolve a specific issue quickly and effectively. We believe that our emphasis on a single point of contact for meeting our customers' communications needs is very appealing to current and prospective customers.

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

        We use our telephone directories as direct mail advertising by including detailed product descriptions and information about our communications products in them. We believe that these telephone directories provide us with a marketing presence in the millions of households and businesses that receive them. We also believe that combining our directories' distinctive black-and-yellow motif with the trade name McLeodUSA strengthens brand awareness in all of our markets. We plan to continue to leverage our directory presence through the Operating Agreement with the Yell Group after the closing of the sale of Pubco. This agreements provides that, among other things, the McLeodUSA brand will remain on the cover of directories in our 25-state footprint.

Competition

        The communications services industry is highly competitive. We face intense competition from traditional local exchange carriers, which currently dominate their respective local telecommunications markets. Our long-distance services also compete with the services of hundreds of other companies in the long-distance marketplace in most states. AT&T, WorldCom (including its MCI group) and Sprint currently dominate the long-distance market. Our local and long-distance services also compete with the services of other CLECs in some markets. In addition, the number of states in our footprint where MegaBells are authorized to provide long-distance service with their local service offering has grown from one to five during 2001. Other competitors may include cable television companies, competitive access providers, microwave and satellite carriers, wireless telecommunications providers, and private networks owned by large end-users. In addition, we compete with other carriers, numerous direct marketers and telemarketers, equipment vendors and installers, and telecommunications management companies with respect to portions of our business. Many of our existing and potential competitors have financial and other resources far greater than ours.

        Many of our competitors offer a greater range of communications services, or offer them in more geographic areas. For example, while our target market covers 25 states, many of our competitors are national or international in scope. Also, some of our competitors offer wireless services, Internet content services, and other services. Our inability to offer as wide a range of services as many of our competitors, or to offer them in as many locations, could result in our not being able to compete effectively against them.

Regulation

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

        In addition to providing services as a regulated common carrier, through McLeodUSA Network Services, we provide certain competitive access services as a private carrier on a substantially non-regulated basis. In general, a private carrier is one that provides service to customers on an individually negotiated contractual basis, as opposed to a common carrier that provides service to the public on the basis of generally available rates, terms and conditions. Some of our wholly owned subsidiaries are also subject to federal and state regulatory requirements, including, in some states, bonding requirements, due to our direct marketing, telemarketing and sale of prepaid calling cards.

        The FCC classifies us (except our two traditional local telephone companies) as a non-dominant carrier, so our interstate and international rates are not subject to material federal regulation. All our telephone companies must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory. We are also required to make contributions to federal and state universal service support. The FCC does impose prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations and on discontinuation of services. The FCC has the authority to condition, modify, cancel, terminate or revoke such licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies. The FCC may also impose fines or other penalties for such violations. The FCC has levied substantial fines on some carriers for unauthorized changes in a customer's service provider, called slamming, and has recently increased the penalties for such violations.

        We provide intrastate common carrier services and are subject to various state laws and regulations. Most public utility commissions subject providers like us to some form of certification requirement, which requires providers to obtain authority from the state public utility commission before initiating service. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for common carrier services that are classified as intrastate. We are often required to update or amend these tariffs when we adjust our rates or add new common carrier services, which may require prior regulatory approval, and are subject to various reporting and record-keeping requirements in these states. Some states impose service quality standards on our local service operations and require us to file reports showing our performance in meeting those standards.

        While our CLEC and long-distance businesses are subject to some government regulation, our two traditional local telephone businesses, in particular, are more highly regulated at both the federal and state levels.

        Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. State utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations, including with respect to our restructuring, which could have a material adverse effect on our business, results of operations and financial condition.

        We are required to obtain construction permits and licenses or franchises to install and expand our fiber optic communications networks using rights-of-way. Some local governments, where we have installed or anticipate constructing networks, are proposing and enacting ordinances regulating use of rights-of-way and imposing various fees in connection with such use. In some instances, we have negotiated interim agreements to authorize installation of facilities pending resolution of the fee issue. In some markets, we are objecting to or challenging various fees as improper. In many markets, the traditional local exchange carriers do not pay rights-of-way fees or pay fees that are substantially less than ours. We must also negotiate and enter into franchise agreements with local governments in order to operate our video services networks.

        The Telecommunications Act of 1996 imposes a number of access and interconnection requirements on all local telephone companies, including CLECs, with additional requirements imposed on incumbent local telephone companies. These requirements are intended to ensure access to certain networks under reasonable rates, terms and conditions. Legislation is pending that could limit the MegaBells' obligations to provide access to their facilities and allow them to provide in-region long-distance data services without satisfying existing market-opening requirements.

        The FCC has adopted rules regulating the pricing of the provision of unbundled network elements by incumbent local telephone companies. Although the U.S. Supreme Court has upheld the FCC's authority to adopt such pricing rules, the specific pricing guidelines created by the FCC are the subject of additional continued litigation. The U.S. Supreme Court heard oral argument on the challenges to the specific pricing guidelines created by the FCC; however, no decision has yet been rendered. In addition to proceedings regarding the FCC's pricing rules, the FCC's other interconnection requirements remain subject to further court and FCC proceedings. Recently, the FCC has initiated proceedings to review its rules requiring that the regional Bell telephone companies offer unbundled network elements to CLECs such as McLeodUSA, and its rules on jurisdiction over and treatment of broadband facilities and services. These proceedings may reduce such requirements, or change pricing guidelines, which could result in us being unable to provide some local exchange services profitably.

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

Certain Bankruptcy Considerations

(i)
Failure to Consummate the Plan

        The Plan provides for certain conditions that must be fulfilled prior to the effective date of the Plan. Although the Plan was confirmed by the Bankruptcy Court on April 5, 2002, the implementation of the Plan is dependent upon a number of conditions typical in restructurings and upon, among other things, consummation of the sale of Pubco and the investment by Forstmann Little. There can be no assurance that any or all of the conditions in the Plan will be met (or waived) or that the other conditions to consummation, if any, will be satisfied and, accordingly, there can be no assurance that the Plan will be consummated and the restructuring completed. If a liquidation or protracted reorganization were to occur, there is a substantial risk that the value of our enterprise would be substantially eroded to the detriment of all stakeholders.

(ii)
Disruption of Operations Due to the Filing of the Chapter 11 Case

        As part of the first day relief requested in the Chapter 11 case, the Bankruptcy Court entered orders allowing us to pay pre-petition employee obligations and certain pre-petition key vendor trade claims in the ordinary course of business. We therefore believe that the solicitation with respect to the Plan will not have a material adverse effect on our relationships with customers, employees, and suppliers, provided that we demonstrate sufficient liquidity to continue to operate our businesses.

        We believe that relationships with our customers, suppliers and employees will be maintained, and the going concern value of the business will be preserved, if the Chapter 11 process is completed on the expedited timetable established at the outset of the Chapter 11 case. However, if there is a protracted Chapter 11 process, our operations could be materially adversely affected.

        The filing of the Chapter 11 case and the publicity attendant thereto might also adversely affect the businesses of our non-debtor subsidiaries. Because our business is closely related to the businesses of all our subsidiaries, any downturn in the business of our subsidiaries could also affect our prospects. Although we do not believe that the commencement of the Chapter 11 case will adversely affect the businesses of any of our subsidiaries, a protracted Chapter 11 case may increase the possibility of adverse effects on our subsidiaries. Our subsidiaries do not have the benefit of the automatic stay provided by the Bankruptcy Code.

Implementing McLeodUSA's Operational Restructuring Involves Substantial Risks

        There are substantial risks in implementing our new operational strategy. These risks include:

  •
  spending significant resources and time on the divestiture of non-core assets rather than on our operational restructuring;

  •
  the operational restructuring entails significant business process changes throughout the organization, which may be disruptive;

  •
  difficulties arising from the slowing economy, which has adversely affected demand for competitive telecommunications services, may delay revenue growth and the length of time required to achieve profitability and positive cash flow;

  •
  the chance for adverse regulatory, legislative and other governmental developments during the course of the operational restructuring;

  •
  uncertainty surrounding our restructuring increases the risk that we will lose customers and leaves us open to more aggressive tactics of competitors;

  •
  potential difficulties in recruiting and retaining quality management to execute the new operational strategy; and

  •
  we may not have sufficient capital to invest in improved business systems to support a larger and more efficient enterprise.

        One or more of these factors, individually or combined, could affect adversely our ability to conduct our operations.

We Expect to Incur Significant Losses Over the Next Several Years

        If we do not become profitable in the future, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. Since January 1, 1995, our net losses applicable to Class A Common Stock have been as follows:

Period	Amount
1995	$11.3 million
1996	$22.3 million
1997	$79.9 million
1998	$124.9 million
1999	$238.0 million
2000	$531.7 million
2001	$2,794.5 million

        The loss in 2001 reflects certain one-time charges in the third quarter of 2001 that were taken as a result of the comprehensive restructuring described above. We expect to incur significant operating losses during the next several years. If we are unable to operate profitably in the time frame expected, there may be adverse consequences to our business.

Risks Particular to Former Preferred Stockholders

        Holders of Old Preferred Stock who receive shares of New Common Stock will lose all rights associated with the Old Preferred Stock, and the Old Preferred Stock will be cancelled on the effective date of the Plan. The Old Series A Preferred Stock obligates us to pay a certain amount of annual dividends. Holders of our New Common Stock, New Class B Common Stock or New Class C Common Stock will have no right to receive an annual payment of dividends. Moreover, cash dividend payments will continue to be prohibited under the terms of the Credit Agreement (other than in connection with certain employee benefit plans or to maintain certain licenses and franchises). Also, if we were to be liquidated, current holders of Old Preferred Stock would no longer be entitled to payment prior to holders of common stock.

The Issuance of New Common Stock After the Consummation of the Plan Will Dilute Our Common Stock

        The issuance of shares of New Common Stock, New Class B Common Stock and New Class C Common Stock to the holders of our Old Preferred Stock will result in dilution of the equity interests of the holders of Class A Common Stock. In addition, the issuance of shares of New Common Stock or options to management and employees and the conversion of New Series A Preferred Stock will result in additional dilution of the prior equity interests of the holders of the New Common Stock which could adversely affect the market price and the value of New Common Stock. Moreover, the exercise of the New Warrants would result in a further dilution of the prior equity interests of the holders of the New Common Stock. There can be no assurance that we will not need to issue additional equity securities in the future in order to execute our business plan if we do not achieve our projected results or for other reasons, which could lead to further dilution to holders of the New Common Stock.

The Businesses that will Remain Following the Consummation of the Plan do not Generate Positive Cash Flow

        Upon consummation of the Plan and giving effect to the sale of non-core businesses set forth in our strategic restructuring plan and as contemplated by the Credit Agreement, our operations will consist primarily of our retail CLEC business. To date, our retail CLEC operations have not generated positive cash flow in any quarterly period. In addition, the preponderance of our historical Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") has been attributable to Pubco, ICTC and other non-core assets that we plan to sell. While the initiatives set forth in our strategic restructuring plan are designed to result in the CLEC business eventually operating profitably, there can be no assurance that these steps will be successful in the time and magnitude expected. Even if we achieve our targeted level of EBITDA, the remaining operations are expected to continue generating negative cash from operations until fiscal 2005 as a result of capital expenditures and projected interest on the remaining amounts due under the Credit Agreement. Completion of asset sales within a time frame and for aggregate amounts described in our business plan and retention of access to the amounts that remain available under the Credit Agreement are critical in funding our operations.

We have a Risk of Inadequate Liquidity

        Consummation of the Plan and the Third Amendment to the Credit Agreement will impact our post-restructuring liquidity position in the following manner:

  •
  as of the date the Plan was confirmed, which occurred on April 5, 2002, the Exit Facility commitments were $110 million;

  •
  we are required to pay higher interest rates;

  •
  we are divesting Pubco, which currently generates positive cash flow;

  •
  we are required to divest ICTC, which currently generates positive cash flow, and apply the first $225 million of the proceeds of that divestiture to the prepayment of term loans; and

  •
  upon consummation of the Plan, our operations will consist primarily of our existing retail CLEC operations, which have not generated positive cash flow in any quarterly period.

        One or more of these factors, individually or combined, could adversely affect our ability to conduct our operations.

        Although Forstmann Little is investing $175 million, after payments to bondholders, prepayments on the Credit Agreement, and fees and expenses related to the restructuring, we will not retain any proceeds from such investment and, in fact, anticipate using approximately $25 million of available cash to effect the restructuring.

        Furthermore, successful divestitures of non-core assets are crucial to our future liquidity. Material variances from the expected level of proceeds from non-core asset sales and the timing of the receipt of such proceeds would have an adverse effect on liquidity.

        Finally, we may need additional capital to expand our business and develop new products, which may be difficult to obtain. Failure to obtain additional capital may preclude us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures.

A Long And Protracted Restructuring Could Adversely Affect Our Business

        The uncertainty surrounding a prolonged restructuring could have significant adverse affects on our business.

Specifically:

  •
  As of the date we filed our petition for relief commencing the Chapter 11 case (the "Petition Date"), we and our subsidiaries had $140 million of cash. Due to our belief that this amount of cash, together with operating revenues and proceeds of asset sales are sufficient to fund operations throughout the Chapter 11 case, we have not obtained debtor-in-possession financing to support our liquidity needs during the Chapter 11 case.

  •
  It will be difficult to attract and retain key employees during a prolonged restructuring.

  •
  Uncertainty about the ultimate outcome of the restructuring could lead to the loss of customers and the tightening of trade credit.

Our New Common Stock and New Series A Preferred Stock Could Be Volatile, Increasing the Risk of Loss to Holders of Common Stock

        The market price of our New Common Stock and New Series A Preferred Stock could be subject to significant fluctuations in response to various factors and events including the depth and liquidity of the trading market for our New Common Stock and variations in our operating results. In addition, in recent years the stock market in general, and the telecommunications sector in particular, have experienced broad price and volume fluctuations that have often been unrelated to the operating performance of the companies. Broad market fluctuations may also adversely affect the market price of our New Common Stock.

If Our New Common Stock is Delisted, the Ability of Holders of New Common Stock to Sell Their Shares Would Be Adversely Impacted

        Officials of the NASDAQ National Market have, as a result of our Chapter 11 filing, halted the quotation of the Class A Common Stock while they reviewed our entire financial situation, including the Plan, the projected financial statements and the economic impact of the bankruptcy on the Class A Common Stock. The NASDAQ National Market has notified us that the New Common Stock has been approved for trading on the NASDAQ National Market. However, the New Common Stock must have a closing minimum bid price of $1.00 or more at least once during its first nine days of trading or we will receive a delisting notice. If we receive a delisting notice, we will be subject to the normal delisting procedures of the NASDAQ National Market. If the New Common Stock is delisted, it would become difficult to make purchases and sales or obtain timely and accurate quotations with respect to trading of the New Common Stock.

Our New Series A Preferred Stock Has Not Yet Been Approved for Listing

        Although we have applied for listing of the New Series A Preferred Stock on the NASDAQ National Market, such listing has not yet been approved. If the New Series A Preferred Stock is not approved for listing, it will be difficult to make purchases and sales or obtain timely and accurate quotations with respect to trading of the New Series A Preferred Stock.

The New Warrants Will Not Be Listed and May Have Limited Liquidity

        We do not intend to list the New Warrants on the NASDAQ Stock Market or any national securities exchange. This may make the New Warrants illiquid and adversely affect the ability of holders thereof to sell New Warrants.

Election Not to be Subject to Section 203 May Make Us More Vulnerable to Takeovers

        The Plan and the terms of our agreement with Forstmann Little require that we opt out of the provisions of Section 203 of the Delaware General Corporation Law in order to complete the restructuring. The election to eliminate the protection provided by Section 203 of the Delaware General Corporation Law may make us more vulnerable to takeovers without giving us the ability to prohibit or delay such takeovers as effectively.

Adverse Treatment of Cancellation of Debt Income and Net Operating Losses May Adversely Impact Our Financial Position

        We will realize substantial cancellation of debt ("COD") income as a result of the implementation of the Plan. Because we will be a debtor in a bankruptcy case at the time we realize the COD income, we will not be required to include such COD income in our taxable income for federal income tax purposes. Instead, we will be required to reduce certain of our tax attributes by the amount of COD income so excluded. We believe that all of our net operating loss carryovers ("NOLs") will be eliminated, and certain of our other tax attributes (including alternative minimum tax credit carryovers and the tax basis of certain property we own) will be reduced or eliminated, as a result of COD income excluded pursuant to the Plan. The NOLs and other tax attributes of our subsidiaries would not be eliminated as a result of such excluded COD income if the resulting reduction in tax attributes occurs on a separate company basis, but would be reduced or eliminated if it is determined that such reductions must be applied on a consolidated group basis. The Internal Revenue Service has recently taken the position that consolidated, rather than separate company, NOLs must be reduced when COD income is excluded.

        If an "ownership change" (as defined in Internal Revenue Code Section 382 ("Section 382")) occurs with respect to our stock in connection with the Plan, Section 382 may apply to limit our future ability to utilize any remaining NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation's stock by more than 50 percentage points in the shorter of any three-year period or the period since the last ownership change. We believe that we are likely to incur an ownership change as a result of the implementation of the Plan. Our ability and that of our subsidiaries to utilize new NOLs arising after the ownership change would not be affected.

        In addition, a bankruptcy exception may apply if our historic shareholders and creditors holding "qualified indebtedness" (as defined for purposes of Section 382) prior to the implementation of the Plan own at least 50% of our stock (by vote and value) after its implementation. If this exception applies, our ability to utilize our pre-change NOLs would not be limited as described above, but the amount of our pre-change NOLs that may be carried over to post-change periods would be reduced by the amount of interest paid or accrued on Notes in respect of which New Series A Preferred Stock is issued. Under this exception, if we incur a second ownership change within two years of the one anticipated as a result of the Plan, we would be unable to use any of our pre-change NOLs. We may qualify for the bankruptcy exception, and are analyzing whether it would be advantageous to elect for it not to apply.

Failure to Raise Necessary Capital Could Restrict Our Ability to Develop Our Network and Services

        There can be no assurance that our capital resources will be sufficient to enable us to achieve operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some of our plans or expenditures, which could harm our business and competitive position.

        We expect to meet our funding needs through various sources, including existing cash balances, the Exit Facility, prospective sales of selected assets, vendor financing and cash flow from future operations. Our estimated aggregate capital expenditure requirements include the projected costs of:

  •
  completing our in-region fiber optic communications network and deploying network assets currently not in service;

  •
  activating and augmenting voice and data switches;

  •
  constructing, acquiring, developing or improving telecommunications assets in our target markets; and

  •
  improving the business infrastructure and systems to support a more efficient telecommunications company.

        We also require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations.

        The Credit Agreement and the Exit Facility each place restrictions on our ability to make capital expenditures and engage in acquisitions.

        We may meet any additional financial needs by issuing additional debt or equity securities or by borrowing funds under the Exit Facility. We cannot assure that we will have timely access to additional financing sources on acceptable terms. Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs are restricted under the terms of the Third Amendment, and there can be no assurance that the lenders thereunder will waive these restrictions if we need additional financing beyond that permitted. If they do not, we may not be able to develop our markets, operations, facilities, network and services as we intend.

Our Dependence on the MegaBells to Provide Most of Our Communications Services Could Make It Harder for Us to Offer Our Services at a Profit

        The original seven regional Bell companies that resulted from the divestiture by AT&T in 1984 of its local telephone systems are now concentrated into four large incumbent "MegaBells." We depend on these MegaBells to provide much of our core local and some long distance services. At the same time, these MegaBells are our largest local service competitors. Today, without using the communications facilities of these companies, we could not provide bundled local and long distance services to most of our customers. Because of this dependence, our communications services are highly susceptible to changes in the conditions for access to these facilities and to possible inadequate service quality provided by the MegaBells. Therefore, we may have difficulty offering our services on a profitable and competitive basis.

        Qwest Communications International Inc. (successor to U S WEST Communications, Inc.) and SBC Communications Inc. (including its wholly-owned subsidiaries Ameritech Corporation and Southwestern Bell Telephone Company) are our primary suppliers of network elements and communications services that allow us to transfer and connect calls. The communications facilities of our suppliers allow us to provide local service, long distance service and private lines dedicated to our customers' use. If these MegaBells or other companies deny or limit our access to their communications network elements or wholesale services, we may not be able to offer our communications services at profitable rates.

        In order to interconnect our network equipment and other communications facilities to network elements controlled by the MegaBells, we must first negotiate and enter into interconnection agreements with them. Interconnection obligations imposed on the MegaBells by the Telecommunications Act of 1996 have been and continue to be subject to a variety of legal proceedings, the outcome of which could affect our ability to obtain interconnection agreements on acceptable terms. For example, the pricing requirements for interconnection agreements are still subject to an appeal before the United States Supreme Court. There can be no assurance that we will succeed in obtaining interconnection agreements on terms that would permit us to offer local services using our own communications network facilities at profitable and competitive rates. See "Business—Regulation" and "Legal Proceedings."

Actions by the MegaBells May Make it More Difficult for Us to Offer Our Communications Services

        The MegaBells have pursued and continue to pursue several measures that may make it more difficult for us to offer our communications services. We have challenged or are challenging these actions before the FCC or applicable state public utility commissions. We cannot assure that we will succeed in our challenges to these or other actions by the MegaBells that would prevent or deter us from using their service or communications network elements. If the MegaBells withdraw or limit our access to services or charge us extraordinary fees or high prices relative to retail rates in any location, we may not be able to offer communications services in those locations, which would harm our business.

        We anticipate that the MegaBells will continue to pursue litigation, regulations and legislation in states within our target market area to reduce regulatory oversight over their rates and operations including, but not limited to, United States Supreme Court review of FCC pricing rules. If adopted, these initiatives could make it more difficult for us to challenge MegaBell actions in the future which could harm our business.

        The MegaBells are also actively pursuing federal legislative and regulatory initiatives and litigation to undermine the Telecommunications Act of 1996 requirement to open local networks including by limiting the MegaBells' obligations to provide access to their facilities and by allowing them to provide in-region long distance data services without satisfying the market-opening requirements. If successful, these initiatives could make it more difficult for us to compete with the MegaBells and to offer services on a profitable and competitive basis. In addition to the established long-distance telephone companies, recent regulatory decisions have allowed some of the MegaBells to offer long-distance services within their traditional local service areas in a growing number of states. The MegaBells are proving to be strong competitors in these long-distance markets. See "Business—Regulation" and "Legal Proceedings."

Competition in the Communications Services Industry Could Cause Us to Lose Customers and Revenue and Make It More Difficult for Us to Enter New Markets

        We face intense competition in all of our markets. This competition could result in loss of customers and lower revenue for us. It could also make it more difficult for us to enter new markets. Entrenched, traditional local telephone companies, including Qwest, SBC, BellSouth and Verizon, currently dominate their local communications markets and are gaining long distance market share in certain states (as discussed below). Three major competitors, AT&T, WorldCom (including its MCI group) and Sprint, dominate the long distance market. Hundreds of other companies also compete in the long distance marketplace. Many companies, including AT&T, WorldCom and Sprint, also compete in the local and long distance marketplace.

        Other competitors may include cable television providers, providers of communications network facilities dedicated to particular customers, microwave and satellite carriers, wireless telecommunications providers, private networks owned by large end-users, municipalities, electrical utilities and telecommunications management companies. Increasingly, we are subject to competition from Internet telephone and other IP-based telecommunications service providers, which are currently subject to substantially less regulation than competitive and traditional local telephone companies and are exempt from a number of taxes and regulatory charges that we are required to pay.

        These and other firms may enter, and in some cases have entered, the markets where we focus our sales efforts, which may create downward pressure on the prices for our services and negatively affect our returns. Many of our existing and potential competitors have financial and other resources far greater than ours. In addition, the trend toward mergers and strategic alliances in the communications industry may strengthen some of our competitors and could put us at a significant competitive disadvantage.

        Many of our competitors offer a greater range of communications services, or offer them in more geographic areas. For example, while our target market covers 25 states, many of our competitors are national or international in scope. Also, some of our competitors offer wireless services, Internet content services, and other services. Our inability to offer as wide a range of services as many of our competitors or to offer them in as many locations, could result in us not being able to compete effectively against them.

MegaBells' Being Allowed to Offer Bundled Local and Long Distance Services in Our Markets Could Cause Us to Lose Customers and Revenue and Could Make It More Difficult for Us to Enter New Markets

        Presently the MegaBells are prohibited from offering interLATA long distance services to customers in their regions until they have shown compliance on a state-by-state basis with Section 271 of the Telecommunications Act of 1996. The MegaBells are attempting to show compliance and are seeking authority to offer in-region interLATA long distance service. SBC has obtained such authority in Texas, Oklahoma, Kansas, Missouri and Arkansas. Qwest has indicated its intention to seek such authority in all 14 states where it provides local services. Verizon has obtained such authority in New York, Massachusetts, Connecticut, Rhode Island and Pennsylvania and its applications for such authority in Maine, New Jersey and Vermont are pending before the FCC. BellSouth's application for such authority in Georgia and Louisiana is pending. After obtaining authorization to provide

interLATA services within a state, the MegaBells have generally been successful in gaining significant market share and forcing down prices in the market for such services.

        The MegaBells are also seeking policy changes to ease or eliminate the requirement that they open their local networks prior to offering interLATA services.

        If the MegaBells, which have far greater resources than we do, are authorized to bundle interLATA long distance service and local service in our markets before the MegaBell local markets are effectively open to competition, the MegaBells could cause us to lose customers and revenues and make it more difficult for us to compete in those markets. We expect that eventually the MegaBells will be permitted to offer interLATA services throughout the United States. As the MegaBells are allowed to offer in-region interLATA in an increasing number of states, we will find it increasingly difficult to compete with them.

Developments in the Wireless Telecommunications Industry Could Make It More Difficult for Us to Compete

        The wireless telecommunications industry is experiencing increasing competition and significant technological change. Wireless Internet services, high speed data services and other more advanced wireless services are also gaining in popularity. These developments may make it more difficult for us to gain and maintain our share of the communications market, which may facilitate the migration of wireline minutes to wireless services. We presently do not offer wireless services in our bundle of offered services. We could face additional competition from users of new wireless technologies including, but not limited to, currently unlicensed spectrum.

        Many of the wireless carriers have financial and other resources far greater than ours and have more experience testing and deploying new or improved products and services. In addition, several wireless competitors operate or plan to operate wireless telecommunications systems that encompass most of the United States, which could give them a significant competitive advantage.

The Success of Our Communications Services Will Depend on Our Ability to Keep Pace with Rapid Technological Changes in Our Industry

        Communications technology is changing rapidly. These changes influence the demand for our services and the competition we face. We need to be able to anticipate these changes and to develop and bring to market new and enhanced products and services quickly enough for the changing market. This will determine whether we can continue to increase our revenue and number of subscribers and remain competitive.

The Loss of Key Personnel Could Weaken Our Technical and Operational Expertise, Hinder the Development of Our Markets and Lower the Quality of Our Service

        For various reasons, including our filing of the Chapter 11 case, we may not be able to attract, develop, motivate and retain experienced and innovative personnel. There is intense competition for qualified personnel in our lines of business. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could cause us to make less successful strategic decisions, which could hinder the development of our markets. We could also be less prepared for technological or marketing problems, which could reduce our ability to serve our customers and lower the quality of our services. As a result, our financial condition could be adversely affected.

        Clark E. McLeod, our Chairman, Stephen C. Gray, our President and Chief Executive Officer, and Chris A. Davis, our Chief Operating and Financial Officer, each play an important role within our company. Loss of these senior executives could adversely affect our financial condition.

Failure to Obtain and Maintain Necessary Permits and Rights-of-Way Could Delay Installation of Our Networks and Interfere with Our Operations

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

Government Regulation May Increase Our Cost of Providing Services, Slow Our Network Construction and Subject Our Services to Additional Competitive Pressures

        Our facilities and services are subject to federal, state and local regulations. The time and expense of complying with these regulations could slow down our network construction, increase our costs of providing services and subject us to additional competitive pressures. One of the primary purposes of the Telecommunications Act of 1996 was to open the local telephone services market to competition. While this has presented us with opportunities to enter local telephone markets, it also provides important benefits to the MegaBells, such as the ability, under specified conditions, to provide long distance service to customers in their respective regions. In addition, we need to obtain and maintain licenses, permits and other regulatory approvals in connection with some of our services. Any of the following could harm our business:

  •
  failure to comply with federal and state tariff requirements;

  •
  failure to maintain proper federal, state and municipal certifications or authorizations;

  •
  failure to comply with federal, state or local laws and regulations;

  •
  failure to obtain and maintain required licenses and permits;

  •
  burdensome license or permit requirements to operate in public rights-of-way; and

  •
  burdensome or adverse regulatory requirements.

        Regulatory developments have enhanced the ability of other companies to compete against us, including by providing the MegaBells with increased pricing flexibility for many services, decreasing the MegaBells' access charges, and altering the manner in which local telephone services are supported by other services.

        The legislative and regulatory environment in which we operate continues to undergo significant changes. Many of the developments discussed herein are subject to further legislative and regulatory actions as well as litigation and court review. For example, the United States Supreme Court has heard oral arguments and is considering challenges to the specific pricing guidelines created by the FCC. There can be no assurance that our business will not be adversely affected by future legislation, regulation or court decisions.

        State and federal regulations to which we are subject require prior approval for a range of different corporate activities, such as transfers of direct and indirect control of authorized telecommunications carriers, certain corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Federal and state regulators could view some of the actions that we are taking in connection with the restructuring as requiring prior regulatory approval and we are seeking such approval in several jurisdictions. The area of law applicable to these actions is subject to a range of possible interpretations by regulators and courts, and it is possible that we would be subjected to penalties if regulators determine that we should have obtained authorization prior to consummating the restructuring but failed to do so. There is a risk that such approval may be delayed or denied.

        Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. State utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations which could have a material adverse effect on our business, results of operations and financial condition. See "Business—Regulation" and "Legal Proceedings."

Employees

        As of January 31, 2002, McLeodUSA and its affiliates had approximately 8,500 employees. Approximately 450 ICTC employees are covered by a collective bargaining agreement that expires November 15, 2002. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

Item 2.    Properties

        Our headquarters are located in Cedar Rapids, Iowa, on 314 acres we own and on which we have developed an office complex known as McLeodUSA Technology Park. Our headquarters buildings consist of a one-story, 160,000-square-foot office building used primarily by Pubco; a two-story, 320,000-square-foot office building which also houses telephone switching and computer equipment; a 36,000-square-foot maintenance building and warehouse and a 55,000 square-foot Pubco distribution facility. We also own a 60,000-square-foot office building in Mattoon, Illinois, and a 55,000-square-foot office building in Sioux Falls, South Dakota. We intend to sell the 160,000-square-foot office building and the 55,000-square-foot distribution facility as part of our sale of Pubco.

        We also conduct business activities at many other locations, either leased or owned. These include facilities throughout the 25-state footprint used in connection with the construction and operation of our network. Our locations also include approximately 150 sales offices in our 25-state target markets as of December 31, 2001.

        The following are some of the principal facilities at which we have business operations: 20,000 square feet of office space at our former headquarters in downtown Cedar Rapids, Iowa, under leases expiring in 2005; 80,000 square feet of office space in St. Charles, Missouri, under a lease expiring in 2009; 100,000 square feet of office and warehouse space in Des Moines, Iowa, under a lease expiring in 2015; 56,000 square feet of office space in Salt Lake City, Utah, under a lease expiring in 2010; 69,000 square feet of office space in Houston, Texas, under a lease expiring in 2009; 80,000 square feet of office space in Dallas, Texas, under a lease expiring in 2007; and 163,000 square feet of office space in Tulsa, Oklahoma, which serves as the headquarters for our network operations, under a lease expiring in 2004. As we continue to implement our revised strategy, we are selectively divesting ourselves of real estate which falls outside our 25-state footprint and is no longer necessary to our operations.

Item 3.    Legal Proceedings

        On December 7, 2000, we acquired CapRock pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock. Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000.

        The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act (the

"Exchange Act"). Consolidated with these claims are allegations that CapRock's June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act. The named defendants in these lawsuits include CapRock and certain of its officers and directors. The plaintiffs in the lawsuits seek monetary damages and other relief. The defendants have filed a motion to dismiss, which is pending before the court. We believe these lawsuits are without merit and intend to vigorously defend them.

        McLeodUSA, together with Chairman Clark E. McLeod, President and Chief Executive Officer Stephen C. Gray, and Chief Operating and Financial Officer Chris A. Davis (the "Individual Defendants") have been named as Defendants in the following six substantially similar putative securities class actions that were filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division): (1) New Millennium Growth Fund LLC v. McLeod USA, Inc. et al., Civil Action No. C02-1, filed on January 11, 2002; (2) Colbert Birnet LP v. McLeod USA, Inc. et al., Civil Action No. C02-6, filed on January 18, 2002; (3) Jeffrey Brandes v. McLeod USA, Inc. et al., Civil Action No. C02-7, filed on January 18, 2002; (4) Albert R. Currie v. McLeod USA, Inc. et al., Civil Action No. C02-8, filed on January 18, 2002; (5) Randall J. Burns v. McLeod USA, Inc. et al., Civil Action No. C02-13, filed on January 25, 2002 and (6) Robert Corwin v. McLeod USA Incorporated, et al., Civil Action No. C02-16, filed on January 31, 2002. In addition, the Individual Defendants have been named as defendants in the following seven substantially similar putative securities class actions that were filed in the same court subsequent to the filing of our Chapter 11 case and therefore do not name McLeodUSA as defendant: (1) Market Street Securities v. Clark McLeod, et al., Civil Action No. C02-18, filed on February 4, 2002; (2) Gary Schnell v. Clark McLeod, et al., Civil Action No. C02-19, filed on February 5, 2002; (3) Kenneth Rheault v. Clark McLeod, et al., Civil Action No. C02-20, filed on February 7, 2002; (4) Arnold Olsen v. Clark McLeod, et al., Civil Action No. C02-23, filed on February 11, 2002; (5) Brad Johnson and James R. Monroe v. Clark McLeod, et al., Civil Action No. C02-33, filed on February 28, 2002; (6) Syed Zaidi v. Clark McLeod, et al., Civil Action No. C02-38, filed on March 5, 2002 and (7) Jonathan Zwiebel v. Clark McLeod, et al., Civil Action No. C02-45, filed on March 13, 2002. These thirteen putative securities class actions are collectively referred to as the "Recent Securities Cases." New Millenium Growth Fund LLC filed claims against McLeodUSA in our Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorneys fees as allowed) on behalf of all class claimants in the Recent Securities Cases.

        Plaintiffs seek to represent a class of all persons, other than the Defendants and any persons affiliated with or related to the Defendants, who purchased McLeodUSA common stock during the period from January 30, 2001, through and including December 3, 2001 (the "Putative Class Period"). Plaintiffs allege that during the Putative Class Period, the Defendants (other than Ms. Davis) violated Sections 11 and 12(a)(2) of the Securities Act of 1933 (the "Securities Act"), by issuing a Registration Statement and Prospectus on April 27, 2001, in connection with McLeodUSA's acquisition of Intelispan, Inc. ("Intelispan") that allegedly misstated or omitted to state material information concerning McLeodUSA's financial condition, business prospects, and operations. Plaintiffs also allege that all Defendants engaged in a scheme to defraud, in violation of Section 10(b) of the Exchange Act and Securities and Exchange Commission ("SEC") Rule 10b-5, promulgated thereunder, by issuing false and misleading statements in McLeodUSA's press releases and SEC filings during the Putative Class Period. In addition, Plaintiffs allege that each of the Individual Defendants (other than Ms. Davis) is liable as a "controlling person" of McLeodUSA under Section 15 of the Securities Act, and that each of the Individual Defendants is liable as a "controlling person" under Section 20(a) of the Exchange Act. Plaintiffs contend that as a consequence of Defendants' purported misstatements and omissions of material fact, the market price of McLeodUSA common stock was "artificially inflated" during the Putative Class Period. Based on these allegations, Plaintiffs seek compensatory and rescissory damages and/or rescission of their stock purchases, as well as attorneys' and experts' fees and costs. Under the bankruptcy laws, any recovery against McLeodUSA for such securities class action lawsuits must be satisfied from the shares of New Common Stock available for distribution to existing common stockholders.

        We have an obligation to indemnify the Individual Defendants. As these recent cases are in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, we believe that Plaintiffs' claims are without merit and intend to defend the actions vigorously.

        On March 15, 2002, Steven Crowl v. Anne Bingaman, et al., Civil Action No. C02-49, was filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division). The case is a putative class action brought pursuant to the Employee Retirement Income Security Act of 1974, as amended, on behalf of participants in the McLeodUSA Incorporated 401(k) Profit Sharing Plan against certain present and former members of our Board of Directors. The complaint alleges breach of fiduciary duty, mismanagement of plan assets and misrepresentation. The alleged class period is January 8, 2001 to December 3, 2001. The complaint also names as defendants "John Does," as yet unidentified members of our Employee Benefits Committee, and "Richard Roes," as yet unidentified additional members of our Board of Directors. We have an obligation to indemnify our directors and former directors named as defendants. As this case is in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, we believe that Plaintiff's claims are without merit and intend to defend the action vigorously.

        We are not aware of any other material litigation against us. We do, however, have various legal proceedings pending against us or our subsidiaries or on our behalf or that of our subsidiaries.

        We are also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the MegaBells.

        We anticipate the MegaBells will continue to pursue litigation, regulations and legislation in states within our 25-state footprint to reduce regulatory oversight and state regulation over their rates and operations including, but not limited to, United States Supreme Court review of FCC pricing rules. The MegaBells are also actively pursuing major changes in the Telecommunications Act of 1996, by litigation and legislation, which we believe would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for us to challenge the MegaBells' actions, or to compete with the MegaBells, in the future.

        There are no assurances that we will succeed in our challenges to these or other actions by the MegaBells that would prevent or deter us from successfully competing with the MegaBells.

        On January 31, 2002, McLeodUSA commenced proceedings in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code (Case No. 02-10288) in order to implement the terms of the Plan. The terms of the Plan and its history are described more fully above under the heading "Business." The Plan was confirmed by order of the Bankruptcy Court on April 5, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We announced a proposed restructuring on December 3, 2001 and commenced an exchange offer for our Notes on December 7, 2001. In connection with the exchange offer, we also solicited acceptances of a pre-packaged plan of reorganization to be effected through proceedings under Chapter 11 of the Bankruptcy Code in the event we could not implement the proposed restructuring through the exchange offer and special meeting process. Consummation of the exchange offer and the related recapitalization required, among other matters, the agreement of at least 95% of the holders of approximately $2.9 billion of our Notes to complete the transaction in an out-of-court proceeding. As of 5:00 p.m., New York City time, on January 15, 2002, approximately $82,054,000 in aggregate principal amount of our Notes (approximately 2.8% of our Notes) had been tendered for exchange. In addition, as of 5:00 p.m., New York City time, on January 15, 2002, holders of approximately $956,185,000 in aggregate principal amount of our Notes (approximately 33.0% of our Notes) had informed us that they did not intend to tender their senior notes in the exchange offer, and that they did not intend to consent to our recapitalization as then proposed. However, over 98% of holders of claims and interests voting on the Plan accepted the Plan.

        We do not intend to submit any matters to a vote of security holders in the near future.

PART II

Item 5.    Market for McLeodUSA's Common Equity and Related Stockholder Matters.

Price Range of Class A Common Stock

        Our Class A common stock was quoted on the NASDAQ National Market under the symbol "MCLD," although trading has been suspended since January 31, 2002. The following table sets forth for the periods indicated the high and low sales price per share of our Class A common stock as reported by the NASDAQ National Market. Prices per share of McLeodUSA Class A common stock take into account the two-for-one stock split in the form of a stock dividend effective July 26, 1999 and the three-for-one stock split in the form of a stock dividend effective April 24, 2000.

	High	Low
1998
First Quarter	$7.729	$5.083
Second Quarter	$8.052	$6.333
Third Quarter	$6.688	$3.563
Fourth Quarter	$6.417	$2.542
1999
First Quarter	$7.375	$5.063
Second Quarter	$10.319	$7.281
Third Quarter	$14.250	$7.542
Fourth Quarter	$21.125	$12.208
2000
First Quarter	$35.938	$16.500
Second Quarter	$29.500	$13.688
Third Quarter	$25.125	$10.500
Fourth Quarter	$19.500	$11.500
2001
First Quarter	$22.563	$8.250
Second Quarter	$10.290	$2.180
Third Quarter	$4.590	$0.270
Fourth Quarter	$1.100	$0.270

        On January 31, 2002, the date trading in our Class A common stock on the NASDAQ National Market was halted, the last reported sale price of our Class A common stock was $0.180 per share. On March 14, 2002, there were 6,840 holders of record of our Class A common stock and no holders of record of our Class B common stock, $.01 par value per share.

Dividend Policy

        We have never declared or paid any cash dividends on our Class A common stock and do not anticipate paying these dividends in the foreseeable future. The Credit Agreement and, until cancelled on the effective date of the Plan, the indentures that govern the terms of our Notes restrict our ability to pay cash dividends on our common stock. Future dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions in financing agreements and such other factors as our Board of Directors may deem relevant. In addition, until cancelled on the effective date of the Plan, (i) shares of our Old Series A Preferred Stock carry rights to receive a cumulative dividend and (ii) shares of our Series D and E Preferred Stock carry rights to receive a dividend, before any cash dividend may be paid on shares of our Class A common stock. In addition, we do not anticipate paying dividends in the foreseeable future on our stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

        During the fourth quarter of 2001, we did not sell equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data.

Selected Consolidated Financial Data of McLeodUSA
(In millions, except per share data)

	Year Ended December 31,
	1997	1998	1999	2000	2001
Operations Statement:
Revenue	$267.9	$604.1	$908.8	$1,396.7	$1,810.8
Operating Expenses
Cost of service (exclusive of depreciation expense shown separately below)	151.2	323.2	457.1	772.8	1,056.9
Selling, general and administrative	148.2	260.9	392.7	563.2	664.7
Depreciation and amortization	33.3	89.1	190.7	409.6	617.8
Restructuring, asset impairment and other charges	4.6	5.6	—	—	2,942.1

Total operating expenses	337.3	678.8	1,040.5	1,745.6	5,281.5

Operating Loss	(69.4)	(74.7)	(131.7)	(348.9)	(3,470.7)
Interest expense, net	(12.0)	(52.2)	(94.2)	(103.6)	(242.9)
Other income (expense)	1.5	2.0	5.6	(0.4)	113.8
Income taxes	—	—	—	—	—

Net loss before extraordinary charge	(79.9)	(124.9)	(220.3)	(452.9)	(3,599.8)
Extraordinary charge for early extinguishment of debt	—	—	—	(24.4)	—

Net loss	(79.9)	(124.9)	(220.3)	(477.3)	(3,599.8)
Gain on exchange of Preferred Stock	—	—	—	—	851.2
Preferred stock dividend	—	—	(17.7)	(54.4)	(45.9)

Loss applicable to common shares	$(79.9)	$(124.9)	$(238.0)	$(531.7)	$(2,794.5)

Net loss per common share:
Loss before extraordinary charge	$(0.24)	$(0.33)	$(0.54)	$(0.91)	$(4.51)
Extraordinary charge	—	—	—	(0.04)	—

Loss per common share	$(0.24)	$(0.33)	$(0.54)	$(0.95)	$(4.51)

Weighted average common shares outstanding	329.8	376.8	443.1	558.4	620.3

	December 31,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Current assets	$517.9	$793.2	$1,569.5	$562.8	$525.4
Working capital (deficit)	$378.6	$613.2	$1,272.8	$(283.6)	$(3,985.2)
Property and equipment, net	$373.8	$629.7	$1,270.0	$3,019.1	$2,682.6
Total assets	$1,345.7	$1,925.2	$4,203.1	$7,365.6	$4,755.1
Long-term debt	$613.4	$1,245.2	$1,763.8	$2,732.2	$27.9
Redeemable convertible preferred stock	$—	$—	$1,000.0	$1,000.0	$156.1
Stockholder's equity	$559.4	$462.8	$1,108.5	$2,756.1	$27.0
	Year Ended December 31,
	1997	1998	1999	2000	2001
Other Financial Data:
Capital expenditures
Property, plant and equipment	$179.3	$290.0	$580.0	$1,239.3	$663.1
Business acquisitions	$421.9	$49.7	$736.6	$2,350.0	$65.3

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in together with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

        We will implement, upon the effective date of the Plan, fresh start reporting under the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, our reorganization fair value will be allocated to our assets, our accumulated deficit will be eliminated, and our new equity will be issued according to the Plan. We anticipate that the adoption of SOP 90-7 and fresh start reporting will have a material effect on our financial statements. As a result, our financial statements published for periods following the effectiveness of the Plan will not be comparable with those published before the Plan is effective.

        We provide integrated communications services, including local services, primarily in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We are a facilities-based telecommunications provider with, as of December 31, 2001, 42 ATM switches, 60 voice switches, 485 collocations, 525 DSLAMs and over 31,000 route miles of fiber optic cables. Our Class A Common Stock was traded on the NASDAQ National Market under the symbol "MCLD," although trading has been suspended since January 31, 2002. Our Old Series A Preferred Stock was traded under the symbol "MCLDP," although trading has been suspended since January 31, 2002.

        We derive most of our revenue from our core competitive telecommunications and related communications services, including:

  •
  local and long-distance services;

  •
  dial-up and dedicated Internet access services;

  •
  high-speed Internet access services, such as services using DSL and cable modems;

  •
  bandwidth and network facilities leasing, sales and services, including access services;

  •
  facilities and services dedicated for a particular customer's use; and

  •
  value-added services such as virtual private networks and web hosting.

        We derive additional communications services revenues from the following non-core communications services:

  •
  video, cellular, operator, payphone, mobile radio and paging services; and

  •
  customer premise equipment sales, leasing and service.

        We also currently derive revenue from the following services related to our core business:

  •
  sale of advertising in print and electronic telephone directories; and

  •
  traditional local telephone company services in east central Illinois and southeast South Dakota.

        The table set forth below summarizes our percentage of revenues from these sources:

	Year Ended December 31,
	2001	2000	1999
Communications services	78%	74%	66%
Telephone directory services	16	18	23
Local exchange services	5	6	9
Other	1	2	2

	100%	100%	100%

        Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local and long distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services in the independent local exchange service areas, the cost of fiber related to sales and leases of network facilities and the cost of printing and distributing telephone directories. SG&A consists of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization primarily includes depreciation of our communications network and equipment; amortization of goodwill and other intangibles related to acquisitions; and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers' local line service from the MegaBells to our local telecommunications service.

        On September 28, 2001, our Board of Directors approved a plan to revise our corporate strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within our 25-state footprint. As a result we have abandoned our plan for a national network and will de-emphasize certain wholesale services. In connection with this revised corporate strategy we are taking or have taken the following actions:

  •
  abandoned the development of a national network, placed the associated assets for sale and sold those assets;

  •
  selling other non-core assets and excess inventory;

  •
  reducing employment by approximately 15% and executing plans to consolidate certain existing facilities and eliminate certain others;

  •
  reducing capital expenditure plans for 2002 from $400 million to $350 million, focusing on completing current construction work-in-process, augmenting existing capacity where needed, and meeting new customer requirements;

  •
  recorded charges of approximately $2.9 billion in the third quarter of 2001 to reflect write-downs of goodwill and other long-lived assets, wrote off inventory and construction work-in-process for discontinued operations and established a restructuring reserve for a reduction in force and facility consolidation; and

  •
  recorded charges to operating income of approximately $35 million in the third quarter of 2001 associated with balance sheet adjustments to various accounts such as prepaid expenses, receivables and bad debt reserves.

        As part of the revised corporate strategy, we have also established five cross-functional business process teams to strengthen business processes and bring improvements to the operations of our company. These teams are focused on sales efficiencies, provisioning and customer installation, billing and revenue assurance, cash management and business forecasting and planning.

        We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our internal staffing, develop our systems and expand into new markets. While we will continue to focus on increasing our customer base and bringing our customer base onto our network, our focus will shift more towards improving operating margins by grooming our network to deliver service in the most effective and efficient manner, as well as scaling back certain general and administrative functions. This approach could have a negative impact on our revenue growth, but is expected to better leverage existing assets to produce more profitable revenues.

        We may be forced to change our strategy to respond to a changing competitive environment, and cannot assure you that we will be able to maintain our operating margin. We cannot assure you that through our revised strategy we will be able to achieve or sustain profitability or positive cash flows.

        We have generated net operating losses since our inception and, accordingly, have incurred no income tax expense. We have reduced the net deferred tax assets generated by these losses by a valuation allowance that offsets the net deferred tax asset due to the uncertainty of realizing the benefit of the tax loss carryforwards. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Year Ended 2001 Compared with Year Ended 2000

        Total revenue increased by $414.1 million, or 30%, for the year ended December 31, 2001. This growth was primarily attributed to growth in our communications services revenue, which increased by $378.1 million during 2001. Retail or end-user revenues increased by approximately $181 million or 25% due to the increase in our end-user customer base. Wholesale or carrier revenues increased by approximately $170 million, or 77%. This increase in wholesale revenues is primarily attributed to the sale of network facilities to other carriers, utilities and cable companies and our increase in access revenues earned from other carriers utilizing our network. The sale of network facilities includes both sales contracts and those indefeasible rights of use agreements that qualify as sales type leases. The total revenue related to network facility sales represented less than 6% and 1% of total revenues for 2001 and 2000, respectively.

        Cost of services of $1,056.9 million increased $284.1 million, or 37%, over the twelve months ended December 31, 2000. The increase in costs is primarily attributed to the increased costs of local and long distance services purchased from the MegaBells and interexchange carriers to service our growth in end-users. Cost of service also includes the cost of providing local exchange services in the independent local exchange services areas, the costs related to our network facilities sales and the cost of printing and distributing telephone directories. Our gross margins for 2001 decreased to 42% from 45% in 2000 due to a decline in long distance and access rates from the prior year.

        Selling, general and administrative costs increased from $563.2 million for the twelve months ended December 31, 2000 to $664.7 million for the twelve months ended December 31, 2001, an increase of $101.5 million. Of the incremental costs, $62.1 million are related to the cost of additional resources to grow and support our end-user customer base. Other general and administrative costs increased by $39.4 million primarily due to bad debt expense increases related to the general deterioration in the economy and telecommunications companies in particular. SG&A as a percentage of revenues decreased from approximately 40% in 2000 to 37% in 2001 principally due to reductions in personnel, the elimination of duplicative facilities during the year and other cost control measures implemented during the year.

        Depreciation and amortization expenses increased by $208.2 million, from $409.6 million in 2000 to $617.8 million in 2001. The increase is due to additional amortization arising from the intangibles associated with the CapRock acquisition in December 2000 as well as a higher depreciable asset base as a result of increased assets placed in service.

        During the second quarter of 2001, we instituted a plan to reduce costs and focus operations on our core 25-state footprint. In conjunction with this plan, we recorded a $28.2 million charge for the reduction of our workforce by approximately 900 employees and the termination of leases associated with the abandonment of office and equipment space. During the third quarter of 2001, we adopted a comprehensive restructuring of our business. Under this restructuring we decided to (1) abandon our plans for a national network and place the associated assets for sale; (2) sell other non-core and non-operating assets; (3) further reduce the workforce by approximately 1,500 employees and (4) consolidate and eliminate certain existing duplicative facilities.

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

        Included in the write down is approximately $2.1 billion in goodwill and other intangible assets that originated from numerous acquisitions, most notably Splitrock. In addition, we reduced long-lived assets and construction work-in-progress associated with Splitrock by approximately $260 million to appropriately mark those assets to fair value. As a result of abandoning our plans for a national network, we decided to sell certain assets acquired in the Splitrock transaction and other businesses that are no longer considered core strategic businesses.

        In addition to the operating assets above, we reduced other long-lived assets and construction work-in-progress by $313.0 million to reflect the net realizable value of certain non-core assets that we decided to actively market and sell over approximately the next twelve months. These assets contributed approximately $62 million and $43 million of depreciation expense for the years ended December 31, 2001 and 2000, respectively

        The following table shows the charges, uses and remaining liability by segment for the twelve months ended December 31, 2001:

	2001 Charges	Reductions through December 31, 2001	Remaining Liability
Communication Services
Goodwill and other intangible assets	$2,123.8	$2,123.8	$—
Long-lived assets and construction work in-progress	573.1	573.1	—
Employee separations	19.7	13.7	6.0
Facility closure costs	135.3	44.1	91.2
Other contractual commitments	60.9	3.2	57.7

	$2,912.8	$2,757.9	$154.9

Other
Employee separations	4.6	4.1	0.5
Facility closure costs	8.0	3.7	4.3

	$12.6	$7.8	$4.8

        The facilities closure costs reflected above relate to both leased and owned facilities and include space that houses both equipment and personnel. We will terminate numerous technical facility leases (those facilities that house telecommunications equipment) and will consolidate 11 facilities that house administrative, technical and service personnel into three remaining locations.

        Interest income decreased from $47.8 million to $10.3 million as a result of a lower investment balance during 2001.

        Gross interest expense increased from $216.6 million for the year ended December 31, 2000 to $359.8 million for 2001, a $143.2 million increase. The additional interest expense is primarily related to interest incurred on the 11 3/8% senior notes issued in January 2001 and the 12% and 11 1/2% senior notes assumed in the December 2000 CapRock acquisition. Additional increases resulted from borrowings under the Credit Agreement, partially offset by the retirement of the Splitrock senior notes in 2000. Interest of approximately $106.6 million and $65.2 million was capitalized as part of the construction of our fiber optic network during the year ended December 31, 2001 and 2000, respectively.

        Other income increased to $113.8 million in 2001 from a loss of $0.4 million in 2000. The sales of certain assets, notably our PCS licenses and available-for-sale equity securities, resulted in proceeds and related gains of $160.4 million and $116.4 million, respectively.

        Net loss applicable to common shares increased from $531.7 million for the twelve months ended December 31, 2000 to $2,794.5 million for the twelve months ended December 31, 2001, an increase of $2,262.8 million. This increase resulted primarily from the following factors: (1) the restructuring, asset impairment, and other charges totaling $2,942.1 million; (2) additional interest costs of $101.8 million; and (3) increased depreciation and amortization during 2001. These items were offset partially by a gain on the exchange of preferred stock (see note 9 to the financial statements) and the gain on the sale of certain assets discussed in the preceding paragraph.

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

        SG&A increased from $392.7 million for the year ended December 31, 1999 to $563.2 million for the year ended December 31, 2000, an increase of $170.5 million or 43%. The acquisitions of Ovation, DTG and Access in 1999 and Splitrock and CapRock in 2000 contributed $53.4 million to the increase. Our full-time equivalent employee base increased from approximately 8,100 to 9,500 or 17%, excluding Splitrock and CapRock. As a percentage of total revenues, SG&A expenses decreased from 43% in 1999 to 40% in 2000. Sales and marketing and customer support increased $85.6 million, including $4.2 million contributed by Splitrock and CapRock, due to an increase in sales volume and customer base. General and administrative expenses increased $84.9 million, including $19.3 million contributed by Splitrock and CapRock. The increase in general and administrative expenses is attributed to the additional costs to support our growth.

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

        Gross interest incurred increased from $159.9 million for the year ended December 31, 1999 to $216.6 million in 2000. This increase was primarily a result of an increase of $34.2 million related to the senior secured credit facility, $10.7 related to the debt assumed in the acquisitions of Splitrock and CapRock, $5.9 million for the inclusion of an additional month and a half of interest related to the 8 1/2% senior notes and a $4.2 million increase in the accretion of interest on our 10 1/2% senior discount notes. Interest expense of approximately $65.2 million and $23.1 million was capitalized as part of our construction of fiber optic communications network during 2000 and 1999, respectively.

        Net loss applicable to common shares increased from $238.0 million for the year ended December 31, 1999 to $531.7 million for the year ended December 31, 2000, an increase of $293.7 million. This increase resulted primarily from the following five factors: (1) the expansion of our local and long-distance services, which requires significant expenditures, a substantial portion of which is incurred before the realization of revenues; (2) the increased depreciation expense related to the construction and expansion of our communications networks and amortization of intangibles related to acquisitions; (3) net interest expense on indebtedness to fund market expansion, network development and acquisitions; (4) dividends on preferred stock issued, and (5) an extraordinary charge on the extinguishment of debt.

Liquidity and Capital Resources

        Our operations have required substantial capital expenditures for the development and construction of our communications network since our inception. Capital expenditures were approximately $663.1 and $1,239.3 in 2001 and 2000, respectively. In accordance with our revised strategy announced in September 2001, we expect that capital expenditures in future periods will decline as we focus market growth within our 25-state footprint.

        We have experienced operating losses since our inception and have financed our losses and capital expansion principally through public debt offerings, borrowings under the Credit Agreement and equity proceeds. As of December 31, 2001, we had an accumulated deficit of $3,821.6 million, a working capital deficit of $3,985.2 million that was primarily caused by the short-term classification of our Notes and borrowings under the Credit Agreement totaling $3,918.9 million, and cash and cash equivalents and short-term investments totaling $151.9 million. Our Notes have been classified as short-term at year end as we are in default of the terms of the Notes due to non-payment of interest.

        Cash used in operating activities was $464.4 million for the twelve months ended December 31, 2001. Cash was used to fund our net loss, net of non-cash items, additional interest paid of $108.7 million as well as the decrease in accounts payable and accrued expenses, a significant portion of which is attributed to the CapRock liabilities assumed in the December 2000 acquisition.

        Cash used in investing activities during 2001 totaled $552.2 million. Capital expenditures, totaling $663.1 million in 2001, continued to be our primary use of capital resources to fund the expansion of our communications network. We also received proceeds of $138.8 million from the sale of our PCS licenses and other property and equipment and net proceeds of $59.8 million from the sale of available-for-sale securities, including both equity investments and short-term debt securities.

        Cash provided by financing activities totaled $1,148.3 million in 2001 primarily due to the issuance of our $750 million 11 3/8% senior notes, draws of $425 million under the Credit Agreement and to $33.7 million from the issuance of common stock, offset by payments on long-term debt and preferred stock dividends of $44.7 million. As of December 31, 2001, our total debt was $3,964.1 million, an increase of approximately $1,204.6 million from December 31, 2000.

        During 2001, in connection with our revised corporate strategy, we began to explore restructuring our capital structure. Any restructuring involving a payment to bondholders, other than regularly scheduled payments of principal and interest, required a majority consent under our Credit Agreement. In order to effect a restructuring, we entered into the Third Amendment to the Credit Agreement. Under the Third Amendment, the lenders under the Credit Agreement waived:(1) any bankruptcy and payment cross-defaults with respect to the Notes arising from the restructuring; (2) covenants respecting the sales of assets in order to allow the sale of Pubco pursuant to the restructuring, and the use of the $600 million of proceeds therefrom to make a payment to the bondholders; and (3) certain other covenants and other provisions of the Credit Agreement that would have restricted our ability to enter into various transactions necessary to consummate the restructuring.

        Under the Third Amendment we agreed to limit any additional borrowings under the Credit Agreement to $50 million during the period between the effective date of the Third Amendment and such time as we filed for Chapter 11 protection. We borrowed the remaining $50 million in December 2001. Pursuant to the Third Amendment, our unused revolving commitments terminated upon commencement of the Chapter 11 case on January 31, 2002.

        The waivers and modifications to the Credit Agreement described above will remain in effect so long as we are pursuing the restructuring unless we fail to satisfy any of the conditions of the Third Amendment in a timely manner. Among other things, one of the conditions includes a requirement that the restructuring be consummated on or before August 1, 2002. While we believe we will accomplish this, we have not yet consummated the restructuring; therefore, we have classified our borrowings under the Credit Agreement as short-term. We believe that we are in compliance with the other conditions contained in the Third Amendment and expect to emerge from the Chapter 11 proceedings prior to the termination of the Third Amendment.

        Our ability to meet any additional capital needs through additional debt securities or borrowed funds is limited by the terms of the Third Amendment. However, subject to limitations contained in the Credit Agreement, we may take advantage of vendor financing on terms that allow rates of return comparable to current capital projects and are otherwise favorable to us. We cannot give any assurance that we will have timely access to additional debt or equity sources on acceptable terms.

        Failure to generate or raise sufficient funds may require us to delay or abandon some of our plans or expenditures, which could have a material adverse effect on our business, results of operations or financial condition. See "Risk Factors—Failure to Raise Necessary Capital Could Restrict the Ability of McLeodUSA to Develop Its Network and Services and Engage in Strategic Acquisitions."

        The following table sets forth our contractual obligations to make future payments at December 31, 2001 (in millions):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Senior notes and Credit Agreement(1)	$3,918.9	$—	$—	$—	$3,918.9
Capital lease and other long-term obligations	17.3	7.7	0.2	20.0	45.2
Operating leases	52.4	92.1	72.6	97.7	314.8

Total	$3,988.6	$99.8	$72.8	$117.7	$4,278.9

(1)
The senior notes have been classified as current because we are in default of the terms of the senior notes due to non-payment of interest. Their contractual maturities are in 2007 and beyond. The obligations under the senior notes will be discharged on the effective date of the Plan. Among other things, one of the conditions of the Third Amendment includes a requirement that the restructuring be consummated on or before August 1, 2002. While we believe we will accomplish this, we have not yet consummated the restructuring; therefore, we have classified our borrowings under the Credit Agreement as short-term.

        The following table shows our other contingent obligations at December 31, 2001 based on the expiration date of the commitment (in millions):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Lines of credit(1)	$—	$—	$—	$—	$—
Standby letters of credit	7.7	3.6	0.4	0.7	12.4
Guarantees	—	5.5	7.7	36.6	49.8

Total	$7.7	$9.1	$8.1	$37.3	$62.2

(1)
Pursuant to the Third Amendment, our unused revolving commitment terminated upon commencement of our Chapter 11 case on January 31, 2002. These commitments have been replaced or are allowed to be replaced by our Exit Facility.

        Pursuant to an Exchange Agreement, dated September 30, 2001 (the "Exchange Agreement"), we and the holders of the Series B and C preferred stock executed a one-for-one exchange of 275,000 shares of Series B preferred stock and 125,000 shares of Series C preferred stock (collectively referred to as the "Original Redeemable Preferred Shares") for 275,000 shares of Series D Preferred Stock and 125,000 shares of Series E Preferred Stock (collectively referred to as the "Series D and E Preferred Shares") in a non-cash transaction. The provisions of the Series D and E Preferred Shares essentially mirror those of the Original Redeemable Preferred Shares except no dividends (other than the common equivalent dividend as provided for in the Original Redeemable Preferred Shares) will be paid on the Series D and E Preferred Shares, and the Series D and E Preferred Shares are convertible into the shares of our Class A common stock at a rate of (1) the liquidation preference of $2,500 per share divided by (2) $6.10 (unless subsequently adjusted). The Series D and E Preferred Shares rank on parity with our 6.75% Series A Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), with respect to dividend rights and rights on liquidation.

        The exchange of the Original Redeemable Preferred Shares for the Series D and E Preferred Shares was based on the fair value of those securities at the date of the Exchange Agreement. For financial accounting purposes, the carrying value of the Original Redeemable Preferred Shares ($1.0 billion) over the fair value of the Series D and E Preferred Shares ($147.0 million) was recorded as a gain on preferred stock exchange, net of transaction costs, and reduced our reported net loss for the year ended December 31, 2001. The Series D and E Preferred Shares are redeemable on a proportionally equal basis, in whole or in part, by the holders within 180 days following September 15, 2009. We may declare mandatory conversion after September 15, 2006 if the 60-day average market price of the Class A common stock exceeds the conversion price by at least 1%. The Series D and E Preferred Shares will accrete for book purposes to their liquidation value of $1 billion by September 15, 2009, using the effective interest method, which will reduce prospective earnings available to common stockholders.

        We elected not to declare the quarterly stock dividend on our Series A preferred stock that otherwise would have been payable on November 15, 2001. The dividend is payable in cash or in shares of Class A common stock at a rate of $4.21875 per share of Series A preferred stock owned. The dividend will continue to accumulate at the rate of 6.75% annually. As of December 31, 2001, cumulative unpaid dividends totaled approximately $7.3 million.

        The Series A Preferred Stock and the Series D and E Preferred Shares will be cancelled on the effective date of the Plan.

        Based on our business plan, capital requirements and growth projections, we estimate that we will spend no more than $350 million from January 1, 2002 through the end of 2002 on our planned capital expenditures. Our estimated aggregate capital expenditures include the projected costs of completing current construction work-in-progress, augmenting existing capacity and meeting new customer requirements.

        We expect to have funds available for these needs from various sources, including existing cash balances, the Exit Facility, prospective sales of selected non-core assets and cash flow from future operations.

        Our estimate of future capital requirements is a forward-looking statement within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from the estimate due to factors such as:

  •
  reorganization costs and effects of our reorganization on our business plan, capital requirements and growth projections;

  •
  unforeseen delays;

  •
  cost overruns;

  •
  engineering design changes;

  •
  changes in demand for services;

  •
  regulatory, technological or competitive developments;

  •
  new opportunities; and

  •
  timing and satisfactory sale of non-core assets.

        We also require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations.

Recent Developments

        On January 19, 2002, we entered into a definitive agreement with the Yell Group to sell Pubco for $600 million, subject to the consummation of the restructuring and customary closing conditions.

        On January 24, 2002, we completed the sale of certain Internet/data assets and wholesale dial-up Internet Service Provider customer base (formerly Splitrock Services) to Level 3 Communications, LLC for approximately $50 million plus the assumption of certain operating liabilities.

        On January 24, 2002, we sold certain assets used in our telecommunications customer premise equipment business, Integrated Business Systems ("IBS"), as well as the data provider business conducted by IBS to Inter-Tel Technologies, Inc. for $8 million.

        On January 31, 2002, with the support of our Board of Directors, the lenders under the Credit Agreement, Forstmann Little, the ad hoc committee of holders of the Notes and certain of our preferred stockholders, we filed a pre-negotiated plan of reorganization through a Chapter 11 bankruptcy petition filed in the United States Bankruptcy Court for the District of Delaware. The Plan was confirmed by order of the Bankruptcy Court on April 5, 2002.

        McLeodUSA, together with Chairman Clark E. McLeod, President and Chief Executive Officer Stephen C. Gray, and Chief Operating and Financial Officer Chris A. Davis (the "Individual

Defendants") have been named as Defendants in the following six substantially similar putative securities class actions that were filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division): (1) New Millennium Growth Fund LLC v. McLeod USA, Inc. et al., Civil Action No. C02-1, filed on January 11, 2002; (2) Colbert Birnet LP v. McLeod USA, Inc. et al., Civil Action No. C02-6, filed on January 18, 2002; (3) Jeffrey Brandes v. McLeod USA, Inc. et al., Civil Action No. C02-7, filed on January 18, 2002; (4) Albert R. Currie v. McLeod USA, Inc. et al., Civil Action No. C02-8, filed on January 18, 2002; (5) Randall J. Burns v. McLeod USA, Inc. et al., Civil Action No. C02-13, filed on January 25, 2002 and (6) Robert Corwin v. McLeod USA Incorporated, et al., Civil Action No. C02-16, filed on January 31, 2002. In addition, the Individual Defendants have been named as defendants in seven substantially similar putative securities class actions that were filed in the same court subsequent to the filing of our Chapter 11 case and therefore do not name McLeodUSA as defendant. New Millenium Growth Fund LLC filed claims against McLeodUSA in our Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Recent Securities Cases.

        We have an obligation to indemnify the Individual Defendants. As the Recent Securities Cases are in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, we believe that Plaintiffs' claims are without merit and intend to defend the actions vigorously.

        On March 15, 2002, Steven Crowl v. Anne Bingaman, et al., Civil Action No. C02-49, was filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division). The case is a putative class action brought pursuant to the Employee Retirement Income Security Act of 1974, as amended, on behalf of participants in the McLeodUSA Incorporated 401(k) Profit Sharing Plan against certain present and former members of our Board of Directors. The complaint alleges breach of fiduciary duty, mismanagement of plan assets and misrepresentation. The alleged class period is January 8, 2001 to December 3, 2001. The complaint also names as defendants "John Does," as yet unidentified members of our Employee Benefits Committee, and "Richard Roes," as yet unidentified additional members of our Board of Directors. We have an obligation to indemnify our directors and former directors named as defendants. As this case is in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, we believe that Plaintiff's claims are without merit and intend to defend the action vigorously.

        On April 8, 2002, we sold our indirect, wholly-owned subsidiary IWL Communications, Incorporated, d/b/a CapRock Services Corporation for $21 million. The transaction included CapRock UK Limited and Spacelink Systems, Inc., two wholly-owned subsidiaries of CapRock Services.

Basis of Financial Statement Presentation

        On January 31, 2001, we commenced a proceeding under Chapter 11 of the Bankruptcy Code and filed the Plan. Although the Bankruptcy Court confirmed the Plan on April 5, 2002, the Plan is not effective as of the date hereof. Because the Plan is not effective, our independent public accountants have included a comment in their report for the year ended December 31, 2001, about our ability to continue as a going concern. Our financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this proceeding.

Adoption of Fresh Start Accounting

        We will implement, upon the effective date of the Plan, fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, our reorganization fair value will be allocated to our assets, our accumulated deficit will be eliminated, and our new equity will be issued according to the Plan. We anticipate that the adoption of SOP 90-7 and fresh start reporting will have a material effect on our financial statements. As a result, our financial statements published for periods following the effectiveness of the Plan will not be comparable with those published before the Plan is effective.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

        Management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

        We have substantial investments in long-lived assets, including substantial amounts of intangible assets as a result of our numerous acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable, we assess long-lived assets to be held and used for impairment. We recognize an impairment loss if the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. Changes in our estimates of undiscounted future cash could have an impact on our assessment as to whether an asset is impaired under SFAS No. 121. In addition, impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. For those assets which are considered impaired, the charge taken to write down the asset is determined by our estimate of the assets' fair value.

        Revenues for local and long-distance services are recognized when subscribers use telecommunications services. The revenue from indefeasible rights to use fiber optic telecommunications network facilities is recognized over the term of the related lease unless the lease qualifies as a sales type lease, on which revenue is recognized at the time the sale criteria in SFAS No. 66, "Accounting for Sales of Real Estate" are met. These criteria include requirements that (1) specific fiber be identified and accepted by the customer, (2) at least 25% of the sale proceeds have been received and (3) all additional services provided by us are separable and the related revenue is recognized as those services are performed. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed. Because we also enter into agreements to purchase fiber optic telecommunications network facilities, we review all sales type leases to determine whether a nonmonetary exchange has occurred under the provisions of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions." Although cash was exchanged, we determined one such nonmonetary exchange occurred where we recorded revenue (less than 1/2% of 2001 revenue). Revenue recognition for this reciprocal transaction was based on numerous factors, most notably (1) the assets exchanged were dissimilar (assets held for sale in the ordinary course of business exchanged for assets to be used to provide telecommunications services), (2) fair value was determinable within reasonable limits and (3) the transaction had a valid business purpose.

        ICTC and Dakota Community Telephone, Inc., independent local exchange carriers (together the "ILECs") toll revenue is provided through a combination of billed carrier access charges, traditional end-user billed toll revenues, interstate tariffed subscriber line charges and the ILECs' share of revenues and expenses from the non-traffic sensitive pool administered by the National Exchange Carrier Association.

        The ILECs' prescribed rate of return on interstate access revenues for 2001 continues to be 11.25%, as it has been since the FCC's represcription order in December 1990. The FCC's rate of return rules also establish a maximum for the overall interstate rate of return by allowing up to 0.25% over the prescribed rate, and also establishes a maximum rate of return for each individual access element by allowing up to 0.40% over the prescribed rate per element. The prescribed rate of return is subject to change only by an FCC rate represcription proceeding.

        Revenues from directories are recognized upon publication of directories, which typically corresponds with distribution and when the earnings process is complete.

        In evaluating the collectibility of our trade receivables, we assess a number of factors including a specific customer's ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due, historical collection experience and the general economic environment. Based on these assessments, we have recorded both specific and general reserves for bad debt to reduce the related receivables to the amount we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in our consolidated financial statements.

Market Risk

        See Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Effects of New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. We do not currently hold any derivative instruments or engage in hedging activities. As such, the adoption of SFAS No. 133 as of January 1, 2001 had no effect on our operations.

Accounting for Business Combinations

        In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations," effective for all business combinations initiated and made after June 30, 2001. SFAS 141 requires all business combinations be accounted for under the purchase method and establishes additional reporting requirements for business combinations. We currently account for all business combinations under the purchase method and the adoption of this statement did not have an effect on our operations.

Accounting for Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Early implementation is not allowed. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. Had SFAS No. 142 been effective January 1, 2001, we estimate that amortization expense would have been reduced by approximately $150 million. We anticipate that the adoption of SFAS No. 142 will cause us to write off a significant amount, if not all, of our existing goodwill and will have a material effect on our financial statements.

Accounting for Asset Retirement Obligations

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact that this statement will have on our financial position and the results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. The statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We are currently evaluating the impact that the statement will have on our financial position and the results of operations.

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

        At December 31, 2001, we recorded the marketable equity securities that we hold at a fair value of $4.5 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would amount to a decrease in the recorded value of investments of approximately $0.5 million. Substantially all of our long-term debt obligations are fixed-rate obligations that do not expose us to material future earnings or cash flow exposure from changes in interest rates. Our fixed rate debt trades at a significant discount to its face amount due in part to our plan of reorganization. Under these circumstances, it is difficult to analyze the effect that a change in interest rates would have on the fair value of our fixed-rate debt. Because of the significant discounting of our fixed-rate debt, for reasons unrelated to interest rates, we do not believe that a hypothetical change of one percentage point in average interest rates would have a material effect on the fair value of our fixed-rate debt. If the proposed financial restructuring is consummated, our fixed-rate debt will be substantially eliminated. We have variable rate debt outstanding of $1.0 billion under the Credit Agreement at December 31, 2001. If market interest rates average 1% more in 2002 than the rates during the year ended December 31, 2001, interest expense would increase by $10 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the year and does not assume changes in our financial structure.

Item 8.    Financial Statements and Supplementary Data.

        Our consolidated financial statements, including our consolidated balance sheets as of December 31, 2001 and 2000, consolidated statements of operations and comprehensive income for the years ended December 31, 2001, 2000 and 1999, consolidated statements of stockholders' equity for the years ended December 31, 2001, 2000 and 1999, consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999, and notes to our consolidated financial statements, together with a report thereon of Arthur Andersen LLP, are attached hereto as pages F-1 through F-36.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors and Executive Officers

        The following is a list of our directors and executive officers as of February 28, 2002, together with biographical summaries of their experience. The ages of the persons set forth below are as of February 28, 2002.

Name	Age	Position(s) with McLeodUSA
Clark E. McLeod	55	Chairman, Director
Stephen C. Gray	43	President and Chief Executive Officer, Director
Chris A. Davis	51	Chief Operating and Financial Officer, Director
Richard A. Lumpkin	67	Vice Chairman, Director
Arthur Christoffersen	55	President and Chief Executive Officer—Publishing Services
Randall Rings	39	Group Vice President—Law and Secretary
Thomas D. Bell, Jr.	52	Director
Edward D. Breen	45	Director
Peter H.O. Claudy	40	Director
Thomas M. Collins	74	Director
Theodore J. Forstmann	62	Director
Dale F. Frey	69	Director
Daniel R. Hesse	48	Director
James E. Hoffman	49	Director
Thomas H. Lister	37	Director
Peter V. Ueberroth	64	Director
Roy A. Wilkens	59	Director

        Clark E. McLeod.    Mr. McLeod founded McLeodUSA and serves as Chairman. He has served as Chairman and a director since its inception in June 1991. From June 1991 to August 2001, he also served as Chief Executive Officer, acting as Co-Chief Executive Officer from October 2000 through August 2001. His previous business venture, Teleconnect, an Iowa-based long distance telecommunications company, was founded in January 1980. Mr. McLeod served as Chairman and Chief Executive Officer of Teleconnect from January 1980 to December 1988, and from December 1988 to August 1990, he served as President of Telecom*USA, the successor to Teleconnect following its merger with SouthernNet, Inc. in December 1988. By 1990, Telecom*USA had become America's fourth largest long distance telecommunications company with nearly 6,000 employees. MCI purchased Telecom*USA in August 1990 for $1.25 billion. Mr. McLeod serves on the Board of Directors of APAC Customer Services, Inc., a provider of customer relationship management services, and of Terabeam Corporation, a Seattle-based provider of proprietary fiber-less optic services.

        Stephen C. Gray.    Mr. Gray serves as President and Chief Executive Officer and a director of McLeodUSA. He has served as Chief Executive Officer since October 2000 (serving as Co-Chief Executive Officer from October 2000 through August 2001), Chief Operating Officer from September 1992 to August 2001, President since October 1994 and a director since April 1993. Prior to joining McLeodUSA in 1992, Mr. Gray served from August 1990 to September 1992 as Vice President of Business Services at MCI, where he was responsible for MCI's local access strategy and for marketing and sales support of the Business Markets division. From February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for Telecom*USA, where his responsibilities included sales, marketing, key contract negotiations and strategic acquisitions and combinations. Before joining Telecom*USA, Mr. Gray held a variety of management positions with Williams Telecommunications Company, a long distance telephone company.

        Chris A. Davis.    Ms. Davis has served as Chief Operating and Financial Officer and a director since August 2001. Ms. Davis was most recently Executive Vice-President, Chief Financial and Administrative Officer for ONI Systems Corp., a leading optical networking equipment company. Previously, she spent seven years from 1993 to 2000, as Executive Vice-President, Chief Financial and Administrative Officer and a director at Gulfstream Aerospace Corporation. Prior to Gulfstream, Ms. Davis spent 17 years in increasingly senior operating and financial management positions at General Electric Company. She is a director of Cytec Industries, Inc., Wolverine Tube, Inc. and Rockwell Collins, Inc.

        Richard A. Lumpkin.    Mr. Lumpkin has served as Vice Chairman and a director from September 1997 to April 2002. Mr. Lumpkin was elected as an officer and a director pursuant to the requirements of the merger agreement between McLeodUSA and Consolidated Communications Inc. ("CCI"). Mr. Lumpkin served as Chairman and Chief Executive Officer of CCI from 1990 to September 24, 1997, the date CCI was acquired by McLeodUSA. He continues to serve as Chairman, Chief Executive Officer and President of ICTC, a wholly-owned subsidiary of McLeodUSA. From its formation in 1984 to 1990, Mr. Lumpkin served as President of CCI. From 1968 to 1990, Mr. Lumpkin held various executive positions at ICTC, including Vice President of Operations and Treasurer. He is a director of Ameren Corporation, an electric utility holding company, First Mid-Illinois Bancshares, Inc., a bank holding company, and its wholly-owned subsidiary First Mid-Illinois Bank & Trust, a bank. Mr. Lumpkin served as Chairman of the Board of Illuminet Holdings, Inc., a telecommunications company, until it was acquired by Verisign, Inc. in December 2001. He is also a former director and past president of the Illinois Telephone Association and the United States Telephone Association. Mr. Lumpkin resigned as Vice Chairman and director of McLeodUSA effective April 6, 2002, solely to consider a potential bid for ICTC, which McLeodUSA has agreed to sell as part of the restructuring. Prior to the acquisition of the business by McLeodUSA in 1997, ICTC had been owned by the Lumpkin family since its founding in 1894.

        Arthur L. Christoffersen.    Mr. Christoffersen has served as President and Chief Executive Officer—Publishing Services since May 2001. He served as Group Vice President, Publishing Services, since September 1997. He joined McLeodUSA as Executive Vice President, Publishing Services, in September 1996 when McLeodUSA acquired McLeodUSA Publishing, then known as Telecom*USA Publishing. Mr. Christoffersen served as Chairman, President and Chief Executive Officer of McLeodUSA Publishing from November 1990, the date Mr. Christoffersen and other investors acquired McLeodUSA Publishing from MCI, and continued to serve in that capacity following our acquisition of McLeodUSA Publishing. From December 1987 to August 1990, Mr. Christoffersen served as Executive Vice President and Chief Financial Officer of Teleconnect and its successor, Telecom*USA. From 1975 to 1987, Mr. Christoffersen held a variety of management positions, including Executive Vice President of Life Investors, Inc., a diversified financial services company.

        Randall Rings.    Mr. Rings serves as Group Vice President—Law and Secretary. He was named Group Vice President, Chief Legal Officer and Secretary of McLeodUSA in June 2000. He served as Vice President, Secretary and General Counsel from March 1998 to June 2000. From May 1996 to March 1998, he served as General Counsel of McLeodUSA Publishing, where he was responsible for its legal, legislative and regulatory affairs. Prior to 1996, Mr. Rings served as an Associate Attorney at

March & McMillan, P.C., with a diverse legal practice that included business planning, commercial litigation, employment and environmental law, and representation of electric and telephone cooperatives. From November 1988 to June 1992, he served as Corporate Counsel to the Association of Illinois Electric Cooperatives, where he acted as its chief legal officer and advised electric and telephone cooperatives throughout Illinois on corporate, tax, employment and other legal matters.

        Thomas D. Bell, Jr.    Mr. Bell has served as a director of McLeodUSA since August 2001. Mr. Bell is a director and President and CEO of Cousins Properties Incorporated. From January 2001 to July 2001, Mr. Bell was a Special Limited Partner of Forstmann Little & Co. Mr. Bell is the former Chairman and CEO of Young & Rubicam, a leading global marketing services firm. Earlier in his career, he was President and CEO of Burson-Marsteller, a leading public relations firm, Vice Chairman of Gulfstream Aerospace, and Executive Vice President of Ball Corporation. He is a director of Lincoln Financial Group and Regal Entertainment Group.

        Edward D. Breen.    Mr. Breen has served as a director of McLeodUSA since August 2001. Mr. Breen is President and Chief Operating Officer and a director of Motorola. Previously, he was Executive Vice President of Motorola and President of its Networks Sector. Mr. Breen served as Chairman, President and Chief Executive Officer of General Instrument Corporation from 1997 until it was acquired by Motorola in 2000. He is a director of CommScope, Inc.

        Peter H.O. Claudy.    Mr. Claudy has served as a director of McLeodUSA since April 1999. Mr. Claudy is a general partner of M/C Partners and M/C Venture Partners, affiliates of Media/Communications Partners III Limited Partnership and M/C Investors, L.L.C., and has specialized in investing in telecommunications companies since 1991. He originated and held primary responsibility for the M/C equity investment in Ovation Communications, Inc., which was acquired by McLeodUSA in 1999. Mr. Claudy performs the same role for M/C Venture Partners' investment in, and serves on the board of, Florida Digital Network, a competitive local exchange carrier. He also serves as a director Triad Cellular, a wireless telecommunications company.

        Thomas M. Collins.    Mr. Collins has served as a director of McLeodUSA since April 1993. Mr. Collins is Of Counsel at Shuttleworth & Ingersoll, P.C., a law firm in Cedar Rapids, Iowa, where he has practiced law since 1952. Mr. Collins was a director of Teleconnect and its successor, Telecom*USA, from 1985 to August 1990. He is also a director of APAC Customer Services, Inc., a provider of customer relationship management services.

        Theodore J. Forstmann.    Mr. Forstmann has served as a director of McLeodUSA since September 1999. Mr. Forstmann is co-founder and senior partner of Forstmann Little & Co., a major New York private equity firm that has made numerous acquisitions and significant equity investments, returning billions to its investors. Forstmann Little's best-known acquisitions include Gulfstream Aerospace, General Instrument, Ziff-Davis Publishing, Community Health Systems, Yankee Candle Company, Dr Pepper and Topps. Mr. Forstmann is a director of Community Health Systems and Yankee Candle Company. Mr. Forstmann is a designee to the Board of Directors of the holders of the Series D Preferred Stock.

        Dale F. Frey.    Mr. Frey has served as a director of McLeodUSA since August 2001. Mr. Frey is the former Vice President and Treasurer of General Electric Company. He served as Chairman of the Board and Chief Executive Officer of General Electric Investment Corporation, where he oversaw $75 billion in General Electric investments for 13 years until his retirement in 1997. Mr. Frey is a director of Yankee Candle Company, Aftermarket Technology Corp., Community Health Systems, Praxair, Inc., Roadway Express Inc., Invemed Catalyst Fund, Vantis Equity Associates and Aurora Capital.

        Daniel R. Hesse.    Mr. Hesse has served as a director of McLeodUSA since June 2000. Mr. Hesse has served as Chairman of Terabeam Corporation since September 2000 and President and Chief Executive Officer thereof since March 2000. He previously held numerous domestic and international positions at AT&T, including from May 1997 to March 2000 President and Chief Executive Officer of AT&T Wireless Services and Executive Vice President of AT&T. Prior thereto he served as General Manager for the AT&T Online Services Group. Mr. Hesse also previously served as President and Chief Executive Officer of AT&T Network Systems International, where he was responsible for all AT&T Network Systems activities (now Lucent Technologies) in Europe, the Middle East and Africa. Mr. Hesse serves as a director of VF Corporation and Utfors AB.

        James E. Hoffman.    Mr. Hoffman has served as a director of McLeodUSA since May 2000. Since April 1998, he has been President of Alliant Energy Resources, Inc., a wholly owned subsidiary of Alliant Energy Corporation, of which he is Executive Vice President—Business Development. Mr. Hoffman has responsibility for oversight of the non-regulated businesses of Alliant Energy, including energy, environment, transportation, trading and telecommunications. Mr. Hoffman previously served in various executive positions at Alliant Energy, having joined Alliant Energy in 1995. From 1990 to 1995, he served in various capacities, including Chief Information Officer, for MCI Communications. Before that he served as Executive Vice President of Telecom*USA. Mr. Hoffman is the designee of Alliant Energy to the Board of Directors.

        Thomas H. Lister.    Mr. Lister has served as a director of McLeodUSA since October 2001. In March 1993, Mr. Lister joined Forstmann Little & Co., and since February 1997, he has been a general partner of Forstmann Little & Co. Mr. Lister is a director of Community Health Systems. Mr. Lister is a designee to the Board of Directors of the holders of the Series D Preferred Stock.

        Peter V. Ueberroth.    Mr. Ueberroth has served as a director of McLeodUSA since August 2001. Mr. Ueberroth is the Managing Director of Contrarian Group, Inc., and Owner and Co-Chairman of The Pebble Beach Company. Previously, he was Commissioner of Major League Baseball and President of the Los Angeles Olympic Organizing Committee. Mr. Ueberroth serves as Chairman of the Board of Directors of Ambassadors International, Inc., and a director of Bank of America Corporation, The Coca-Cola Company, and Hilton Hotels Corporation.

        Roy A. Wilkens.    Mr. Wilkens has served as a director of McLeodUSA since June 1999. Mr. Wilkens served as President and Chief Executive Officer—Network Services from June 1999 until the fourth quarter of 2001. Mr. Wilkens was President of the Williams Pipeline Company when he founded WilTel Network Services as an operating unit of the Williams Companies, Inc., in 1985. He was Chief Executive Officer of WilTel Network Services from 1985 to 1997. In 1995, WilTel Network Services was acquired by LDDS Communications, which now operates under the name WorldCom. Mr. Wilkens served as Vice Chairman of WorldCom until his retirement in 1997. In 1992, Mr. Wilkens was appointed by President George H.W. Bush to the National Security Telecommunications Advisory Council. He also has served as chairman of both the Competitive Telecommunications Association (CompTel) and the National Telecommunications Network. Mr. Wilkens was a director of Splitrock Services, Inc. before its acquisition by McLeodUSA. He was also a director of Williams Communication Group, Inc., a provider of services and products to communications companies, before he resigned his position in December 2000. Mr. Wilkens is a director of The Management Network Group, Inc. (TMNG), a provider of consulting services to the telecommunications industry.

Item 11.    Executive Compensation.

Executive Compensation

        The following table sets forth a summary of the compensation paid during 2001, 2000 and 1999 for services rendered in all capacities to McLeodUSA and its subsidiaries by certain of our past and present executive officers (namely, "Named Executive Officers"):

		Annual Compensation					Long-Term Compensation Awards Underlying Options(1)
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation				All Other Compensation(2)
Clark E. McLeod Chairman, Director	2001 2000 1999	$400,000 397,692 250,000	$82,350 166,651 142,000	(11)	$	— — —	— 3,000,000 —	(10)	$1,883,400 1,883,400 1,883,200	(3) (3) (3)
Stephen C. Gray President, Chief Executive Officer and Director	2001 2000 1999	400,000 397,692 250,000	82,350 166,651 142,000	(11)		8,954 — —	— 6,000,000 3,000,000	(10)	3,400 3,400 3,200
Chris A. Davis(4) Chief Operating and Financial Officer and Director	2001 2000 1999	153,846 — —	8,186,398 — —			3,014 — —	6,000,000 — —		2,207,325 — —	(6)
Roy A. Wilkens(5) President and Chief Executive Officer—Network Services and Director	2001 2000 1999	206,000 393,846 —	77,557 117,736 —	(11)		— — —	— 6,000,000 180,000	(10)	— — —
Arthur L. Christoffersen President and Chief Executive Officer—Publishing Services	2001 2000 1999	200,000 200,000 180,000	394,500 90,000 110,000	(9)		3,900 4,050 20,035	50,000 390,000 450,000		3,400 3,400 3,200
Randall Rings Group Vice President—Law and Secretary	2001 2000 1999	170,000 160,000 116,538	284,376 209,634 61,728	(9)		— — —	40,000 300,000 720,000		3,400 3,217 3,200
Blake O. Fisher, Jr. Group Vice President— Planning and Development	2001 2000 1999	180,000 179,999 175,000	302,214 236,288 102,680	(9)		— — —	30,000 120,000 360,000		3,474 3,400 342,690	(7) (8)

(1)
On the effective date of the Plan, all outstanding options will be cancelled.

(2)
Unless otherwise indicated, all other compensation represents matching contributions made by McLeodUSA to the McLeodUSA Incorporated 401(k) Plan on behalf of the applicable individual.

(3)
For 2000 and 1999, includes $1,880,000 of premiums paid on split dollar life insurance policies for the benefit of the McLeod Family 1998 Special Trust. In January 2002, McLeodUSA and the trustees of The McLeod Family 1998 Special Trust entered into a modification and restatement of the split dollar agreement pursuant to which the trustees made a payment to McLeodUSA in the amount of $2,700,000 in exchange for the release of McLeodUSA's collateral assignments on the existing policies and for the agreement of McLeodUSA to make a single further premium payment of $1,880,000 (the payment otherwise due in December 2001 under the split dollar agreement, as modified) to acquire additional insurance on the lives of Clark and Mary McLeod. As a result of this modification and restatement, McLeodUSA was fully released from its obligations to make future payments under such agreement. For additional information, see "Certain Relationships and Related Transactions."

(4)
Ms. Davis joined McLeodUSA as Chief Operating and Financial Officer and Director in August 2001.

(5)
Mr. Wilkens resigned as an officer in the fourth quarter of 2001.

(6)
Includes $2,207,325 paid by McLeodUSA to Ms. Davis for reimbursement of relocation expenses and a gross-up payment for associated taxes (including proceeds and gross-up related to the sale of Ms. Davis' home).

(7)
Includes $74 paid by McLeodUSA to Mr. Fisher for reimbursement of relocation expenses.

(8)
Includes $339,490 paid by McLeodUSA to Mr. Fisher for reimbursement of relocation expenses.

(9)
Includes the fair market value (utilizing the Black-Scholes valuation method) of stock options issued in lieu of a cash bonus on May 7, 2001 in the amount of $294,500 for Mr. Christoffersen, $250,325 for Mr. Rings and $265,050 for Mr. Fisher. These options were granted with an exercise price of $6.03, which was the closing price of the Class A common stock on the day prior to the grant. On the effective date of the Plan, all options granted during 2001 will be cancelled.

(10)
These options were cancelled during 2001.

(11)
Amount paid in 2001 pursuant to bonus plan in effect for performance during 2000. No cash bonus was paid for performance during 2001.

Stock Option Grants in the 2001 Fiscal Year

        The following table sets forth information relating to stock options granted during the fiscal year ended December 31, 2001 to the Named Executive Officers. On the effective date of the Plan, all options granted during 2001 will be cancelled.

Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted(5)		Percent of Total Options Granted to Employees in Fiscal Year
Name					Exercise Price			Expiration Date
							Grant Date		5%		10%
Clark E. McLeod	—		—			—	—	—		—		—
Stephen C. Gray	—		—			—	—	—		—		—
Chris A. Davis	6,000,000	(4)	24.78%			$1.12	August 29, 2001	August 29, 2011		$4,226,172		$10,709,949
Roy A. Wilkens(3)	—		—			—	—	—		—		—
Arthur L. Christofferson	50,000 50,000	(1) (2)	.21 ..21	% %	$ $	6.03 6.03	May 7, 2001 May 7, 2001	May 7, 2011 May 7, 2011	$ $	189,612 189,612	$ $	480,513 480,513
Randall Rings	40,000 42,500	(1) (2)	.17 ..18	% %	$ $	6.03 6.03	May 7, 2001 May 7, 2001	May 7, 2011 May 7, 2011	$ $	151,689 161,170	$ $	384,411 408,436
Blake O. Fisher, Jr.	30,000 45,000	(1) (2)	.12 ..19	% %	$ $	6.03 6.03	May 7, 2001 May 7, 2001	May 7, 2011 May 7, 2011	$ $	113,767 170,651	$ $	288,308 432,462

(1)
These options vested according to the following schedule: 25% per year for four years commencing on January 2, 2002.

(2)
These options vested according to the following schedule: 25% on July 1, 2001, 25% on October 1, 2001 and 50% on January 1, 2002.

(3)
Mr. Wilkens resigned as an officer in the fourth quarter of 2001.

(4)
These options vested according to the following schedule: 25% immediately and 25% per year for the next three years.

(5)
On the effective date of the Plan, all options granted during 2001 will be cancelled.

Fiscal Year-end Option Values

        The following table sets forth information for each Named Executive Officer concerning the exercise of options during fiscal year 2001, the number of securities underlying unexercised options at the 2001 year-end and the year-end value of all unexercised in-the-money options held by such individuals. On the effective date of the Plan, all outstanding options will be cancelled.

			Number of Unexercised Options at Fiscal Year-end(4)		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Clark E. McLeod	—	$—	956,002	331,998	$—	$—
Stephen C. Gray	—	$—	2,454,762	3,246,750	$36,222	$—
Chris A. Davis(2)	—	$—	1,500,000	4,500,000	$—	$—
Roy A. Wilkens(3)	—	$—	162,249	90,000	$—	$—
Arthur L. Christoffersen	—	$—	572,001	1,068,000	$—	$—
Randall Rings	—	$—	182,447	1,070,749	$—	$—
Blake O. Fisher, Jr.	—	$—	1,049,054	694,998	$—	$—

(1)
Represents the difference between the exercise price and the closing price of McLeodUSA's Class A common stock on the NASDAQ National Market on December 31, 2001.

(2)
Ms. Davis did not join McLeodUSA or receive an option grant until August 2001.

(3)
Mr. Wilkens resigned as an officer in the fourth quarter of 2001.

(4)
On the effective date of the Plan, all outstanding options will be cancelled.

Bonus Plan and Other Benefit Programs

        McLeodUSA has a contributory retirement plan (the "401(k) Plan") for its employees (including executive officers) age 21 and over with at least three months of service with McLeodUSA. The 401(k) Plan provides that each participant may contribute up to 50% (the limit was 15% for 2001 and prior years) of his or her salary (not to exceed the annual statutory limit). During 2001, McLeodUSA made matching contributions to each participant's account equal to 50% of the participant's contribution up to 2% of the participant's annual compensation. In addition, McLeodUSA may make a discretionary annual match of up to another 50% of the participant's contribution up to 2% of the participant's annual compensation. Thus, the total matching contribution can be up to 4% of the participant's annual compensation. Although McLeodUSA makes such matching contributions in McLeodUSA common stock, employees are otherwise prohibited from purchasing McLeodUSA common stock with their own contributions to the 401(k) Plan. No discretionary annual match was made for 2001. In addition, as of December 29, 2001, McLeodUSA ceased making the 50% matching contributions.

Compensation of Directors

        McLeodUSA's directors who are also employees receive no directors' fees. Non-employee directors receive directors' fees of $1,000 for each Board of Directors and committee meeting attended in person and $500 for each Board of Directors and committee meeting attended by telephone. In addition, directors are reimbursed for reasonable out-of-pocket travel expenditures incurred in connection with their attendance at Board of Directors and committee meetings.

        During the last fiscal year, Directors were also eligible to receive grants of stock options under the Directors Stock Option Plan (the "Directors' Plan") and the 1996 Employee Stock Option Plan, as amended. Under McLeodUSA's Directors' Plan, an aggregate of 6,600,000 shares of Class A common stock are reserved for purchase pursuant to option grants to McLeodUSA's directors who are not officers or employees. Options for 4,810,000 shares of Class A common stock had been granted under the Directors' Plan and options to purchase 2,613,750 shares of Class A common stock had been exercised as of December 31, 2001. Each eligible director who commences service as a director is granted an initial option to purchase up to 120,000 shares of Class A common stock under the Directors' Plan. Each eligible director is also granted additional options to purchase up to 60,000 shares of Class A common stock after each subsequent annual meeting of stockholders under the Directors' Plan. In addition, eligible directors may be granted such discretionary options under the Directors' Plan, in addition to the foregoing options, as may be determined by the Board; provided that no more than an aggregate of 600,000 shares of Class A common stock may be granted as discretionary options. The Directors Stock Option Plan will terminate automatically on March 28, 2006, unless terminated earlier by the Board of Directors. On the effective date of the Plan, all outstanding options under the Directors' Plan will be cancelled.

        As of December 31, 2001, 1,770,000 options had been granted to non-employee directors under McLeodUSA's 1996 Employee Stock Option Plan, none of which have been exercised.

        Other than the compensation described above, none of the directors received any compensation from McLeodUSA in 2001 in connection with their service as directors.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is composed entirely of outside directors. The current members of the Compensation Committee are Thomas D. Bell, Jr., Edward D. Breen, Thomas Lister and Peter Ueberroth. During 2000 and 2001, the Compensation Committee consisted of Paul D. Rhines (January 1, 2000 through July 31, 2001), Thomas M. Collins (January 1, 2000 through October 23, 2001), Lee Liu (January 1, 2000 through May 31, 2000) and Erskine Bowles (May 31, 2000 through October 4, 2001). Mr. Liu retired from the Board of Directors on May 31, 2000. Mr. Rhines resigned from the Board of Directors effective July 31, 2001. Mr. Bowles resigned from the Board of Directors effective October 4, 2001 to seek public office as a United States Senator representing North Carolina.

        During 2001, McLeodUSA paid 2060 Partnership, L.P. $349,517 for the rental of office and parking spaces in Cedar Rapids, Iowa. 2001 Development Company, an Iowa corporation, is the general partner and 80% owner of 2060 Partnership, L.P. Alliant Energy and McLeodUSA own 54.56% and 3.03%, respectively of the outstanding stock of 2001 Development Company. The directors and officers of 2001 Development Company include Mr. Collins and James E. Hoffman, directors of McLeodUSA, and Clark E. McLeod, a director and executive officer of McLeodUSA. Mr. Lee Liu, a former Compensation Committee member, was Chairman of Alliant Energy until April 2000. Mr. Hoffman, a director of McLeodUSA, is Executive Vice President of Alliant Energy.

        Mr. Collins is also a director of APAC Customer Services, Inc. ("APAC"). In March 2000, McLeodUSA entered into an agreement with APAC under which APAC provides sales, marketing and customer care services to McLeodUSA. McLeodUSA paid $1,352,778 in 2001 to APAC under this agreement. APAC paid McLeodUSA $380,098 in 2001 for telecommunications services. Clark E. McLeod, an executive officer and director of McLeodUSA, is also a director of APAC.

        During 2001, McLeodUSA paid $127,698 to Shuttleworth & Ingersoll, P.C., a law firm in Cedar Rapids, Iowa, for legal services rendered. McLeodUSA provides local and long distance telephone service for Shuttleworth & Ingersoll, P.C., for which McLeodUSA was paid $40,050 in 2001. Thomas M. Collins is of counsel at Shuttleworth & Ingersoll, P.C.

        For a description of certain other transactions, see "Certain Relationships and Related Transactions."

Employment, Confidentiality and Non-competition Contracts

        McLeodUSA entered into executive employment agreements with Clark E. McLeod, Stephen C. Gray and Roy A. Wilkens on January 7, 2000 and with Chris A. Davis on August 1, 2001 (collectively, the "Executives"). These agreements set forth the terms and conditions for the respective employment of the Executives. The significant terms of the agreements are as follows:

  •
  Term.  The term of each of the agreements with Messrs. McLeod, Gray and Wilkens runs until January 7, 2003. The term of the agreement with Ms. Davis runs until August 13, 2004.

  •
  Salary and Bonus Compensation.  Each of the Executives receives an initial base annual salary of $400,000, subject to a potential increase each year based on competitive survey data. In addition, each Executive is entitled to bonus opportunities set at not less than 50% of the base annual salary.

  •
  Equity Compensation.  In connection with the agreements, Mr. McLeod was granted an option to purchase 3,000,000 shares of Class A common stock and each of Messrs. Gray and Wilkens were granted an option to purchase 6,000,000 shares of Class A common stock each with an exercise price of $17.5208 per share. Ms. Davis was granted an option to purchase 6,000,000 shares of Class A common stock with an exercise price of $1.12 per share. Each option has an option exercise price equal to the fair market value of the common stock on the date of the grant which is in accordance with McLeodUSA's 1996 Employee Stock Option Plan. Each of the options granted to Messrs. McLeod, Gray and Wilkens were voluntarily cancelled in 2001. On the effective date of the Plan, all outstanding options will be cancelled.

  •
  Split Dollar Life Insurance.  Pursuant to Mr. McLeod's agreement, McLeodUSA has paid a portion of the premiums on split dollar life insurance premiums for the benefit of The McLeod Family 1998 Special Trust. See "Certain Relationships and Related Transactions."

  •
  Other Benefits.  Each Executive is eligible to participate in all of McLeodUSA's standard benefit plans.

  •
  Non-competition and Non-solicitation.  The Executives are bound by non-competition and non-solicitation covenants for the term of the agreements, and for an additional year in certain circumstances.

  •
  Severance Benefits.  If an Executive terminates their employment for good reason or if McLeodUSA terminates such Executive's employment in breach of the agreement, the Executive is entitled to: (1) full salary through the date of termination and amounts due under any applicable compensation plan; (2) a liquidated damages payment approximately equal to the number of years (including partial years) remaining in the term of the agreement, multiplied by the Executive's salary and bonus on the date of termination; (3) full vesting of stock options granted during the term of the agreement, with such options to remain exercisable for four years; (4) continued health and related benefits for the remainder of the term of the agreement; and (5) a gross-up payment to cover excise tax payments due on the Executive's severance benefits.

  •
  Additional Compensation and Relocation Expenses.  Ms. Davis was paid a one-time signing bonus of $5,000,000 as compensation for loss of unvested option shares of ONI Systems Corp. ("ONI"). In addition, the agreement provided that to the extent that Ms. Davis exercises any of her vested options to purchase ONI common stock and on the earliest possible date that she can sell shares of ONI common stock, she sells any shares acquired upon such exercises and the gross sale price is less than $24 per share, McLeodUSA shall make an additional payment to her of the difference between the sale price and $24, for up to 162,500 shares. Ms. Davis sold the ONI common stock in accordance with her agreement and was paid $3,186,398 for the difference between the sale price for such stock and $24 for all 162,500 shares that she sold. Pursuant to the terms of her Agreement, McLeodUSA paid $4.3 million to Ms. Davis to purchase her home in Los Gatos, CA, approximately $988,000 for reimbursement of related taxes and $118,000 for related relocation expenses.

        McLeodUSA has agreements with most members of senior management, including the remaining Named Executive Officers, which govern matters of employment, non-solicitation and non-competition. These agreements typically provide that the applicable senior management employee may not compete with McLeodUSA during the term of his or her employment and for either a one or a two-year period following a termination for cause, a resignation or a voluntary termination of employment. The agreements also provide that employees subject to the agreements may not disclose any McLeodUSA confidential information while employed by McLeodUSA or thereafter. Certain agreements provide that the employee may not solicit McLeodUSA customers or employees after leaving employment. The agreements have an indefinite term and may be terminated upon advance written notice by either party; provided, however, that the confidentiality and non-competition obligations will survive any such termination. As partial consideration for the execution of the employment, confidentiality, and non-competition agreements, McLeodUSA grants to the employees signing such agreements options to purchase shares of Class A common stock at exercise prices which are based on the fair market value of the Class A common stock on the date of grant. Such options are granted pursuant to McLeodUSA's 1996 Employee Stock Option Plan. On the effective date of the Plan, all outstanding options will be cancelled.

Change of Control Arrangements

        McLeodUSA has entered into change-of-control agreements with certain of its executive officers, including the Named Executive Officers who are not parties to executive employment agreements, that provide for payments and benefits in connection with specified terminations of employment after a change of control of McLeodUSA. The change-of-control agreements terminate on December 31, 2006, unless a change of control has occurred during the six months preceding December 31, 2006, in which case the agreements terminate on December 31, 2007. If an executive who is a party to a change-of-control agreement terminates employment within six months after a change of control or, if within 24 months after a change of control, the executive's employment is terminated by McLeodUSA (other than for disability, cause, death or retirement) or by the executive following a material reduction in responsibilities or compensation:

  •
  the executive will be entitled to a lump sum payment equal to between 12 and 24 times the executive's average monthly compensation during the 12 months immediately preceding the change of control or the date of termination, whichever average monthly compensation is higher;

  •
  all of the executive's outstanding options to purchase stock of McLeodUSA will become immediately exercisable in full; and

  •
  if the executive elects to continue coverage under the group health plan, McLeodUSA will continue to pay the employer portion of the premiums for such coverage for the longer of 24 months or the period of coverage provided by Section 4980B of the IRC.

        An executive who is entitled to payment(s) pursuant to a change-of-control agreement is subject to a non-compete provision generally restricting the executive from competing with McLeodUSA for a two-year period after the termination of employment.

        As discussed in the section above, the executive employment agreements with Clark E. McLeod, Stephen C. Gray, Chris A. Davis and Roy A. Wilkens provide for certain payments in the event of a termination of employment. These agreements and those agreements discussed above with members of senior management also contain non-competition, non-solicitation and confidentiality covenants that are effective after employment is terminated.

Compensation Committee Report on Executive Compensation

        The Compensation Committee of the Board of Directors has prepared the following report on policies with respect to the compensation of executive officers for 2001.

        Decisions on compensation of executive officers are made by the Compensation Committee. The Compensation Committee also administers the McLeodUSA stock option plans and stock purchase plan. No member of the Compensation Committee is an employee of McLeodUSA. The current members of the Compensation Committee are Thomas D. Bell, Jr., Edward D. Breen, Thomas H. Lister and Peter V. Ueberroth. During 2001, the Compensation Committee consisted of Paul D. Rhines (January 1, 2000 through July 31, 2001), Thomas M. Collins (January 1, 2000 through October 23, 2001) and Erskine Bowles (May 31, 2000 through October 4, 2001). Mr. Rhines resigned from the Board of Directors effective July 31, 2001. Mr. Bowles resigned from the Board of Directors effective October 4, 2001 to seek public office as a United States Senator representing North Carolina.

Compensation Policies Toward Executive Officers

        The compensation policies are designed to:

  •
  attract, motivate and retain experienced and qualified executives;

  •
  increase the overall performance of McLeodUSA;

  •
  increase stockholder value; and

  •
  increase the performance of individual executives.

        The Compensation Committee seeks to provide competitive salaries based upon individual performance together with annual cash bonuses awarded based on McLeodUSA's overall performance relative to corporate objectives, taking into account individual contributions, teamwork and performance levels. The Compensation Committee believes that the level of base salaries plus bonuses of executives should generally be managed to be below the midpoint of the competitive market. In addition, it is McLeodUSA's policy to grant stock options to executives in order to strengthen the alliance of interest between such executives and stockholders.

        The following describes in more specific terms the elements of compensation that the Compensation Committee considers in making their determination about appropriate compensation levels, with specific reference to compensation reported for 2001:

(a)  Base Salaries

        Base salaries of executives are initially determined by evaluating the responsibilities of the position, the experience and knowledge of the individual, and the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at peer public companies in the same geographic region. Base salaries for executive officers are reviewed as appropriate by the Compensation Committee based upon, among other things, individual performance and responsibilities.

        Salary adjustments for executive officers are recommended by the President and the Chief Operating and Financial Officer by evaluating the performance of each executive officer after considering new responsibilities and the previous year's performance. The Compensation Committee performs the same evaluation of the performance of Messrs. McLeod, Gray and Wilkens and Ms. Davis (the "Executives"). The Executives' employment agreements entered into on January 7, 2000 and August 1, 2001 (with respect to Ms. Davis) are discussed in more detail below. In addition, see

"Employment, Confidentiality and Non-Competition Agreements." Individual performance ratings take into account such factors as achievement of specific goals that are driven by the strategic plan and attainment of specific individual objectives. The factors impacting base salary levels are not assigned specific weights but are subject to adjustments by the Compensation Committee.

(b)  Bonuses

        Bonuses to executive officers are based on both corporate and individual performance, as measured by reference to factors which reflect objective performance criteria over which management generally has the ability to exert some degree of control. These corporate performance factors consist of revenue and earnings targets established in the annual budget set at the beginning of each year. Additional discretionary bonuses are occasionally awarded for exceptional performance. Payment of cash bonuses was suspended during 2001. Other than stock options, which were granted in lieu of cash bonuses, no bonuses were awarded based on performance in 2001. On the effective date of the Plan, all options granted during 2001 will be cancelled.

(c)  Stock Options

        A third component of executive officers' compensation involves the grant of options to purchase shares of common stock. The Compensation Committee grants stock options to executives in order to align their interests with the interests of the stockholders. Stock options are considered by the Compensation Committee to be an effective long-term incentive because the executives' gains are linked to increases in the stock value which in turn provides stockholder gains.

        The Compensation Committee generally grants options to new executive officers and other key employees upon their commencement of employment with McLeodUSA and thereafter as determined by the Compensation Committee. The full benefit of the options is realized upon appreciation of the stock price in future periods, thus providing an incentive to create value for McLeodUSA stockholders through appreciation of stock price. McLeodUSA believes that stock options have been helpful in attracting and retaining skilled executive personnel.

        Stock option grants were made to certain executive officers in 2001 in connection with annual reviews and in lieu of a cash bonus. Certain newly hired executive officers also received stock option grants at the time of the commencement of their employment. During 2001, McLeodUSA granted stock options covering a total of approximately 24 million shares of common stock to approximately 9,000 employees, including options covering an aggregate of 6,280,000 shares of common stock, in the aggregate, to the Named Executive Officers. The per share option exercise price of such options was $1.12 for Ms. Davis and $6.03 for the other Named Executive Officers and from $0.33 to $20.46 for non-executive officer employees, which generally equaled the fair market value of a share of common stock on the respective dates of grant. These options include options granted or assumed in the conversion of options previously granted by companies acquired by McLeodUSA.

        On the effective date of the Plan, all outstanding options will be cancelled. The Plan provides for the establishment of the new Management Incentive Plan. There are generally five types of awards that may be granted under the Management Incentive Plan: restricted stock options (including both ISOs and NQSOs), phantom stock, stock bonus awards, and other awards (including stock appreciation rights). In addition, the Compensation Committee may, in its discretion, make other awards valued in whole or in part by reference to, or otherwise based on, New Common Stock. The Plan provides that 65,173,797 shares of New Common Stock shall be reserved for issuance under the Management Incentive Plan. In light of the cancellation of all of the outstanding options pursuant to the Plan, the Compensation Committee expects that shortly after the effective date of the Plan new awards will be granted pursuant to the Management Incentive Plan to directors, officers and key employees.

(d)  Other

        McLeodUSA has a contributory retirement plan for its employees (including executive officers) age 21 and over with at least three months of service with McLeodUSA. The 401(k) Plan provides that each participant may contribute up to 50% (the limit was 15% for 2001 and prior years) of his or her salary (not to exceed the annual statutory limit). During 2001, McLeodUSA made matching contributions to each participant's account equal to 50% of the participant's contribution up to 2% of the participant's annual compensation. In addition, McLeodUSA may make a discretionary annual match of up to another 50% of the participant's contribution up to 2% of the participant's annual compensation. Thus, the total matching contribution can be up to 4% of the participant's annual compensation. Although McLeodUSA makes such matching contributions in McLeodUSA common stock, employees are otherwise prohibited from purchasing McLeodUSA common stock with their own contributions to the 401(k) Plan. No discretionary annual match was made for 2001. In addition, as of December 29, 2001, McLeodUSA ceased making the 50% matching contributions. The Compensation Committee will reconsider the 401(k) Plan matching contribution program in the future.

Executive Employment Agreements

        At the end of 1999, the Compensation Committee undertook a review and analysis of the existing employment and compensation arrangements with Messrs. McLeod and Gray. The Compensation Committee investigated and considered compensation, employment and stock ownership information of other telecommunications executives. As a result, the Compensation Committee approved employment agreements with Messrs. McLeod, Gray and Wilkens in January 2000. In August 2001 the Compensation Committee approved an employment agreement with Ms. Davis who joined McLeodUSA as Chief Operating and Financial Officer. See "Employment, Confidentiality and Non-Competition Agreements." The Compensation Committee manages these employment agreements and sets compensation for the Executives pursuant to these agreements.

Chief Executive Officer Compensation

        From January 2001 through July 2001, Messrs. McLeod and Gray served as co-Chief Executive Officers pursuant to their employment agreements. See "Employment, Confidentiality and Non-Competition Agreements." On July 31, 2001, Mr. McLeod became Chairman and Mr. Gray became President and Chief Executive Officer. Messrs. McLeod's and Gray's compensation was consistent with their employment agreements.

        Mr. McLeod's compensation during the year ended December 31, 2001 included $400,000 in base salary and $82,350 in cash bonus (paid pursuant to the year 2000 cash bonus program). Mr. McLeod was not granted any stock options in 2001. In addition, we paid $1,880,000 of premiums on split dollar life insurance policies for the benefit of the McLeod Family 1998 Special Trust in 2001 in connection with the modification of such policies. As a result of this modification, McLeodUSA was fully released from its obligations to make future payments under such policies. For additional information on this arrangement, see "Certain Relationships and Related Transactions." Mr. McLeod's salary and bonus payments for 2001 were consistent with the terms of his employment agreement.

        Mr. Gray's compensation during the year ended December 31, 2001 included $400,000 in base salary and $82,350 in cash bonus (paid pursuant to the year 2000 cash bonus program). Mr. Gray was not granted any stock options in 2001. Mr. Gray's salary and bonus payments for 2001 were consistent with the terms of his employment agreement.

Compensation Deductibility Policy

        Section 162(m) of the IRC generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation's chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if specified requirements are met. The Compensation Committee intends to structure stock option grants to executive officers who may be subject to Section 162(m) in a manner that satisfies those requirements.

        The Board of Directors and the Compensation Committee reserve the authority to award non-deductible compensation in other circumstances as they deem appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding McLeodUSA's efforts, that compensation intended by McLeodUSA to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

Respectfully submitted,
Compensation Committee
Thomas D. Bell, Jr. Edward D. Breen Thomas H. Lister Peter V. Ueberroth

Comparative Stock Performance

        The following chart sets forth comparative information regarding cumulative stockholder return on Class A common stock since the initial public offering was completed in June 1996. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period. We have never paid a cash dividend on our Class A common stock. Our cumulative stockholder return based on an investment of $100 at June 11, 1996, when the Class A common stock was first traded on the NASDAQ National Market, at its split-adjusted closing price of $4.1875, is compared to the cumulative total return of the Standard & Poor's 500 Stock Index and The NASDAQ Telecommunications Stocks Index, comprised of publicly traded companies which are principally in the telecommunications business, during that same period. Because we will have a different capital structure upon the effectiveness of the Plan, there will be no correlation between our pre-chapter 11 and post-chapter 11 performance.

Comparison of Cumulative Total Returns
Comparison of Fifty-Four Month Cumulative Total Return*
Among McLeodUSA Incorporated, The S&P 500 Stock Index
and The NASDAQ Telecommunications Stocks Index

	McLeodUSA Incorporated	S&P 500 Stock Index	NASDAQ Telecommunications Stocks Index
6/11/96	100	100	100
6/30/96	95.5224	99.9493	97.4060
9/30/96	131.3433	102.4353	93.6688
12/31/96	101.4925	110.3987	93.4999
3/31/97	70.6468	112.8396	87.3982
6/30/97	134.3284	131.9195	107.6996
9/30/97	156.9652	141.1807	125.3594
12/31/97	127.3632	144.6309	132.7733
3/31/98	168.1592	164.2006	168.1491
6/30/98	154.7264	169.6082	178.8108
9/30/98	87.0647	152.8310	157.4268
12/31/98	124.3781	185.0560	216.9193
3/31/99	167.1642	193.5720	267.7551
6/30/99	218.9055	207.0376	283.6913
9/30/99	338.8060	194.2874	270.5656
12/31/99	468.6567	222.6925	439.7194
3/31/00	675.1244	227.6719	477.2259
6/30/00	494.0298	221.7312	377.0570
9/30/00	341.7910	219.6447	316.1008
12/31/00	337.3134	202.9152	200.6929
3/31/01	270.5224	172.9332	142.0752
6/30/01	109.6119	182.4791	134.7556
9/30/01	18.3881	155.1396	87.9525
12/31/01	8.8358	171.1075	102.4727

*
$100 invested on June 11, 1996, including reinvestment of dividends, if any.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the directors, officers and greater than ten percent beneficial owners of our Class A common stock to file with the Securities and Exchange Commission initial reports of ownership of our equity securities and to file subsequent reports when there are changes in such ownership. Directors, officers and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

        Based on our review of these reports and on written representations from the reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 2001 our directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that a Form 4 for James E. Hoffman reporting the purchase of 825 shares of McLeodUSA Class A common stock on May 25, 2001 was due on June 11, 2001, and was filed late on June 14, 2001.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information, as of February 28, 2002, unless otherwise noted, regarding the shares of common stock beneficially owned by each of our directors, by each of our Named Executive Officers, by all our directors and executive officers as a group, and by certain other beneficial owners of more than five percent (5%) of our stock. Each such person has sole voting and dispositive power with respect to such shares of stock, except as otherwise indicated. For purposes of calculating the percentage of stock owned by each of our directors, Named Executive Officers and 5% stockholders, we have assumed that each such person has exercised all of his or its vested stock options and/or common share warrants for shares of stock and that such shares are issued and outstanding, and that no other persons have exercised options or common share warrants. The number of option shares includes shares of Class A common stock that the individuals named in the table have the right to acquire within 60 days from February 28, 2002 upon exercise of options.

	Beneficial Ownership
	Number of Option Shares	Number of Shares and Option Shares	Percent
Five Percent
Alliant Energy Investments, Inc.(1)	—	56,201,576	9.0%
Clark E. McLeod(2)	1,079,800	52,857,838	8.4%
Wellington Management Company, LLP(3)	—	84,522,896	13.5%
Officers and Directors
Clark E. McLeod(4)	1,079,800	52,857,838	8.4%
Richard A. Lumpkin(5)	201,060	11,328,836	1.8%
Stephen C. Gray(6)	2,694,762	4,487,877	*
Chris A. Davis	1,500,000	1,500,000	*
Arthur L. Christoffersen	654,501	754,501	*
Randall Rings	281,196	293,238	*
Thomas D. Bell	—	—	*
Edward Breen	—	—	*
Thomas H. Lister(7)	—	—	*
Peter H.O. Claudy	38,750	38,750	*
Thomas M. Collins(8)	106,250	959,894	*
Theodore J. Forstmann(7)	23,750	23,750	*
Dale F. Frey	—	—	*
Daniel R. Hesse	17,500	17,500
James E. Hoffman	15,000	19,125	*
Peter V. Ueberroth	—	—	*
Roy A. Wilkens	162,249	1,344,367	*
Directors and executive officers as a group (17 persons)	6,774,818	73,625,676	11.6%

*
Less than 1%

(1)
Includes 37,209,306 shares of Class A common stock of which Alliant Energy Investments, Inc. is the holder of record. Heartland Properties, Inc., a wholly owned subsidiary of Alliant Energy Investments, Inc., is the holder of record of 1,324,706 shares of Class A common stock. LNT Communications L.L.C., a limited liability company wholly owned by Alliant Energy Resources, Inc., a wholly owned subsidiary of Alliant Energy Corporation, is the record holder of 1,883,334 shares. 15,634,230 shares are held of record by MARIL & Co as nominee for Alliant Energy Resources, Inc. Alliant Energy Foundation, Inc., an independently chartered foundation affiliated with Alliant Energy Corporation, is the record holder of 150,000 shares of our Class A common stock. The address of Alliant Energy Corporation is 222 West Washington Avenue, P.O. Box 192, Madison, WI 53701.

(2)
See "Security Ownership of Certain Beneficial Owners and Management—Officers and Directors."

(3)
Wellington Management Company, LLP beneficially owns the shares in its capacity as investment adviser for its clients. No such client owns more than five percent of this class of securities except Vanguard Windsor Fund. The address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The amount of the beneficial ownership was disclosed on a Schedule 13F filed by Wellington Management Company, LLP on December 31, 2001.

(4)
Includes 23,075,442 shares of Class A common stock held of record by Mary E. McLeod, Mr. McLeod's wife, over which Mr. McLeod has shared voting power and 11,383 shares of Class A common stock held by the McLeod Charitable Foundation for which both Mr. and Mrs. McLeod are directors and over which both have shared voting and dispositive power. Also includes 750,000 shares of Class A common stock held by the Clark E. McLeod Charitable Remainder Unitrust and 750,000 shares of Class A common stock held by the Mary E. McLeod Charitable Remainder Unitrust for which Mr. McLeod is a trustee and over which Mr. McLeod has shared voting and investment power. Mr. McLeod's address is c/o McLeodUSA Incorporated, McLeodUSA Technology Park, 6400 C Street SW, P.O. Box 3177, Cedar Rapids, IA 52406-3177.

(5)
Includes 4,372,368 shares of Class A common stock held by various trusts for the benefit of the family of Mr. Lumpkin over which he has shared voting and investment power. Includes 4,568,606 shares of Class A common stock held by various trusts for the benefit of the family of Mr. Lumpkin over which he has shared investment power. Includes 2,325,332 shares of Class A common stock held by various trusts for the benefit of the family of Mr. Lumpkin over which he has sole voting and investment power. Mr. Lumpkin resigned as an officer and director of McLeodUSA effective as of April 6, 2002.

(6)
Includes 67,500 shares of Class A common stock held by various trusts for the benefit of the family of Mr. Gray over which he has shared voting and investment power.

(7)
As of February 28, 2002, 275,000 shares of our Series D preferred stock and 125,000 shares of our Series E preferred stock were issued and outstanding. Three limited partnerships affiliated with Forstmann Little & Co. are the beneficial owners of all of the outstanding shares of each of these series of preferred stock. Based on the conversion ratio as of February 28, 2002, these preferred shares are convertible on or after September 15, 2004, or earlier under certain limited circumstances, into approximately 163.9 million common shares. Mr. Lister was elected as the second designee of the Series D preferred stock on October 22, 2001. Messrs. Forstmann and Lister are general partners of Forstmann Little & Co. The address of Forstmann Little & Co. is 767 Fifth Avenue, New York, NY 10153. The amount of beneficial ownership was disclosed on a Schedule 13D filed by the limited partnerships on October 2, 2001. The Series D and Series E preferred stock will be cancelled on the effective date of the Plan and converted into New Class B Common Stock and New Class C Common Stock.

(8)
Includes 853,644 shares of Class A common stock held by two trusts for the benefit of the family of Mr. Collins over which Mr. Collins has shared voting and investment power.

Item 13.    Certain Relationships and Related Transactions.

        McLeodUSA has entered into various agreements with Orillion USA, Inc. (formerly InvenSys USA, Inc.) and several of its affiliates (collectively "Orillion") pursuant to which Orillion provides information technology development, programming and consulting services, and investment management services to McLeodUSA. Pursuant to these agreements, McLeodUSA paid Orillion approximately $1,217,825 in 2001. The payments were principally related to a $4,000,000 license fee under a license and joint development agreement entered into in March 2000 by McLeodUSA and Orillion. Clark E. McLeod, an executive officer and director of McLeodUSA, was a director of Orillion USA, Inc. until his resignation in December 2000 and Roy A. Wilkens, a director of McLeodUSA, is currently a director of Orillion USA, Inc.

        McLeodUSA provides paging services, customer premise equipment ("CPE"), labor and services for CPE, long distance service, 800 service and private lines to First Mid-Illinois Bancshares. First Mid-Illinois Bancshares paid McLeodUSA $416,945 for these services in 2001. Richard A. Lumpkin, Margaret Lumpkin Keon and Mary Lumpkin Sparks own approximately 14.3%, 6.37% and 6.57% of the capital stock of First Mid-Illinois Bancshares, respectively. Richard A. Lumpkin, who resigned as an executive officer and director of McLeodUSA effective April 6, 2002, is a director of First Mid-Illinois Bancshares.

        McLeodUSA paid $1,389,560 in 2001 to lease office space from various entities in which Richard A. Lumpkin, Margaret Lumpkin Keon and Mary Lumpkin Sparks have ownership interests. Their financial interest in these transactions totaled $838,867 in 2001. Mr. Lumpkin, who resigned as an executive officer and director of McLeodUSA effective April 6, 2002, is a significant stockholder of McLeodUSA and Mrs. Keon and Mrs. Sparks are stockholders of McLeodUSA.

        Illuminet Holdings, Inc. paid McLeodUSA $1,986,402 in 2001 for the rental of building space and for DS-1 usage and transmission facilities in the form of private leased lines. McLeodUSA paid Illuminet $6,462,626 in 2001 for database verification services and SS7 link services. Richard A. Lumpkin, who resigned as an executive officer and director of McLeodUSA effective April 6, 2002, served as the Chairman of the Board of Directors of Illuminet until it was acquired by Verisign, Inc. in December 2001.

        Ameren Corporation and Central Illinois Public Service Company collectively paid McLeodUSA $1,519,056 in 2001 for private line services and long distance services. McLeodUSA paid Ameren and Central Illinois Public Service Company, collectively, $1,233,168 for electric utility services in 2001. Richard A. Lumpkin, who resigned as an executive officer and director of McLeodUSA effective April 6, 2002, is a director of Ameren Corporation, the parent company of Central Illinois Public Service Company.

        Chris A. Davis receives an annual salary of $500,000 for providing advice and consulting services to Forstmann Little as a special limited partner thereof. Ms. Davis has the right to invest in Forstmann Little portfolio investments from time to time. Ms. Davis has informed McLeodUSA that she will not invest in Forstmann Little's investments in McLeodUSA in connection with the restructuring. Ms. Davis has agreed to provide her advice related to the investment activities of the Forstmann Little partnerships in a manner that does not interfere with the performance of her duties with McLeodUSA.

        McLeodUSA is a party to an agreement with Alliant Energy pursuant to which Alliant Energy grants McLeodUSA access to certain of Alliant Energy's towers, rights-of-way, conduits and poles in exchange for capacity on the McLeodUSA communications network. McLeodUSA paid $1,654,096 to Alliant during 2001, primarily for utilities. James Hoffman is, and Mr. Lee Liu (a former director of McLeodUSA and former Chairman of Alliant Energy) was from 1993 to 2000, a director of McLeodUSA.

        In December 2001, Ruffalo, Cody & Associates, a McLeodUSA subsidiary, sold substantially all of its assets to RCNEWCO, an Iowa Corporation. Clark E. McLeod is an indirect investor in RCNEWCO, with an ownership interest of approximately 7%.

        During 2001, McLeodUSA paid City Signal Communications $334,908 for network construction services. Peter H.O. Claudy, a director of McLeodUSA, is a director for City Signal Communications.

        In 2001, McLeodUSA paid $2,811,417 to The Management Network Group, Inc. ("TMNG") for telecommunications consulting services with TMNG. Roy A. Wilkens is a director of TMNG.

        McLeodUSA paid Williams Communication Group, a provider of services and products to communications companies, $1,282,439 in 2001. Roy A. Wilkens was a director of Williams Communication Group before he resigned his position in December 2000.

        McLeodUSA paid Image Media Group, Inc., a promotional products supplier, $156,916 in 2001. Arthur L. Christoffersen, an executive officer of McLeodUSA, is a director for Image Media Group.

        During 2001, McLeodUSA paid Motorola $172,766 for paging services and commissions on certain telecommunications services McLeodUSA provides. Edward Breen, a director of McLeodUSA, was Executive Vice President of Motorola and President of its Network Sector during 2001 and is currently the President and Chief Operating Officer of Motorola.

        During 2001, McLeodUSA paid Hilton Hotels Corporation approximately $120,917 for room rental, hotel services and commissions on certain telecommunications services McLeodUSA provides. Peter Ueberroth, a director of McLeodUSA, serves on the board of Hilton Hotels Corporation.

        McLeodUSA will pay Bank of America $4 million in arranger fees upon the closing of the Exit Facility. Bank of America is also a lender under the Exit Facility. Peter Ueberroth, a director of McLeodUSA, serves on the board of Bank of America.

        During 2001, Community Health Systems paid McLeodUSA $145,975 for private line and long distance services. Theodore J. Forstmann, Thomas H. Lister and Dale F. Frey, directors of McLeodUSA, serve on the board of Community Health Systems.

        During 2001, McLeodUSA paid $109,984 to Cousins Properties Incorporated for real estate rental. Thomas D. Bell, a director of McLeodUSA, is President and CEO, and a director of Cousins Properties Incorporated.

        During 2001, McLeodUSA entered into indemnity agreements with certain of its officers and directors to provide protection against personal liability in order to insure and enhance those individual's continued service to McLeodUSA in an effective manner. The agreements provide for the effective indemnification of and the advancing of expenses to those individuals to the fullest extent (whether partial or complete) permitted by law and as set forth in the agreements, and, to the extent insurance is maintained, for the continued coverage of those individuals under McLeodUSA's director and officer liability insurance policies.

        The ownership of a jet aircraft worth approximately $6 million is held 95.2% by McLeodUSA, and 2.4% each by Messrs. Gray and Lumpkin. McLeodUSA and Messrs. Gray and Lumpkin are parties to a Joint Ownership Agreement by which they have agreed to share the operational expenses of the aircraft in proportion to their respective ownership interest in the aircraft. Mr. Gray is a director and executive officer of McLeodUSA, and Mr. Lumpkin was a director and executive officer of McLeodUSA until his resignation effective April 6, 2002.

        In February 2000, McLeodUSA and C&M Consulting, L.L.C. ("C&M") jointly purchased a jet aircraft for a total price of approximately $39.5 million. McLeodUSA and C&M are parties to a Joint Ownership Agreement in which they have agreed to share operational expenses associated with the aircraft, some expenses in proportion to their ownership interests (25% by McLeodUSA and 75% by C&M) and others in proportion to the actual usage of the aircraft. Clark E. McLeod and his wife, Mary E. McLeod, are the members of C&M. At December 31, 2001, Mr. McLeod owed McLeodUSA approximately $1.4 million for expenses related to the jointly held aircraft. In March 2002, McLeodUSA and C&M sold the aircraft, the proceeds were dispersed in proportion to the ownership interests and the receivable was paid.

        In December 1998, McLeodUSA entered into a split dollar agreement for life insurance policies on the joint lives of Clark and Mary McLeod. The McLeod Family 1998 Special Trust is sole owner and beneficiary of each policy. The McLeod Family 1998 Special Trust agreed to assign the policies to McLeodUSA as collateral for the payment by McLeodUSA of the premiums for these policies. The aggregate face amount of the policies was $113,000,000. McLeodUSA agreed with Clark and Mary McLeod that one of the principal reasons for entering into the agreement was to avoid any need for their heirs to liquidate their holdings of Class A common stock at or soon after the death of one or both of them. Clark and Mary McLeod have agreed to restrictions on their ability to sell or otherwise dispose of their shares of Class A common stock. By the terms of the split dollar agreement, McLeodUSA's obligation to make premium payments would terminate upon the twentieth anniversary, or earlier termination, of the agreement. Upon termination prior to the death of the survivor of Clark and Mary McLeod, McLeodUSA was entitled to receive from the trustees of the McLeod Family 1998 Special Trust an amount equal to the aggregate total premiums McLeodUSA paid.

        In July 2001, McLeodUSA, for consideration received, agreed to modify the terms of the split dollar agreement to eliminate its ability to unilaterally cancel the agreement. As of December 2001, McLeodUSA made annual premium payments pursuant to the agreement of $1.88 million for each of 1998, 1999 and 2000. As of December 2001, the life insurance policies held by the trustees had a net cash surrender value of $2.7 million.

        In January 2002, McLeodUSA and the trustees entered into a modification and restatement of the split dollar agreement pursuant to which the trustees made a payment to McLeodUSA in the amount of $2.7 million in exchange for McLeodUSA's release of its collateral assignments on the existing policies and for McLeodUSA's agreement to make a single further premium payment of $1.88 million (the payment otherwise due in December 2001 under the split dollar agreement, as modified) to acquire additional insurance on the lives of Clark and Mary McLeod. As a result of this modification and restatement, McLeodUSA was fully released from its obligations to make future payments under such policies. The additional life insurance policy is owned by McLeodUSA, subject to a split dollar endorsement in favor of the trustees. Pursuant to this endorsement, at any time after December 31, 2003, the trustees have the option to purchase this policy from McLeodUSA for the policy's then net cash surrender value. Upon the trustees' exercise of such option, the restrictions on Clark and Mary McLeod's Class A Common Stock contained in the split dollar agreement will terminate.

        McLeodUSA paid CommScope, Inc. $287,970 for equipment during 2001. Edward D. Breen, a director of McLeodUSA, is a director of CommScope, Inc.

        Forstmann Little has a significant equity interest in both McLeodUSA and XO Communications, Inc. ("XO"). XO purchases interconnection and facilities based telecommunications services from McLeodUSA. In addition, during 2001, XO acquired certain unlit metro network capacity from McLeodUSA. The payments received for such services and capacity totaled $8,554,050. McLeodUSA purchased certain unlit metro network capacity and other telecommunications services from XO during 2001 for $8,480,513.

        In March 1996, the Board of Directors adopted a policy requiring that any material transactions between McLeodUSA and persons or entities affiliated with officers, directors or principal stockholders of McLeodUSA be on terms no less favorable to McLeodUSA than reasonably could have been obtained in arms' length transactions with independent third parties or be approved by a majority of disinterested directors.

        Theodore J. Forstmann is a senior partner and Thomas H. Lister is a general partner of Forstmann Little & Co. Forstmann Little is party to several agreements related to our restructuring. In addition, Dale F. Frey is an investor in Forstmann Little and serves on the Forstmann Little advisory board. See "Business—Events Leading to the Commencement of the Chapter 11 Case—Agreements in Connection with the Plan."

        For a description of certain other transactions, see "Executive Compensation—Compensation Committee Interlocks and Insider Participation."

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)(1)    The following consolidated financial statements of McLeodUSA and report of independent public accountants are included in Item 8 of this Form 10-K.

  Report of independent public accountants.

  Consolidated balance sheets as of December 31, 2001 and 2000.

  Consolidated statements of operations and comprehensive loss for the years ended December 31, 2001, 2000 and 1999.

  Consolidated statements of stockholders' equity for the years ended December 31, 2001, 2000 and 1999.

  Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999.

  Notes to consolidated financial statements.

        (a)(2)    The following financial statement schedule is filed as part of this report and is attached hereto as page S-1.

  Schedule II—Valuation and Qualifying Accounts.

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
2.5
Agreement and Plan of Merger by and among McLeodUSA Incorporated, Cactus Acquisition Corp. and CapRock Communications Corp., dated as of October 2, 2000 (Filed as Exhibit 2.1 to the Current Report on Form 8-K of the CapRock Communications Corp., file No. 0-24581, filed with the Commission on October 10, 2000 and incorporated herein by this reference).
2.6
Agreement and Plan of Merger by and among McLeodUSA, Iguana Acquisition Corporation and Intelispan, dated as of March 17, 2001 (Filed as Exhibit 2.1 to the Registration on Form S-4, file number 333-59192 (the "April 2001 Form S-4"), and incorporated herein by reference).
2.7
Stock Purchase Agreement, dated as of January 19, 2002, by and among McLeodUSA Holdings, Inc., Yell Group Limited, and McLeodUSA Incorporated (Filed as Exhibit 99.2 to Current Report on Form 8-K, File No. 0-20763 (the "February 2002 Form 8-K"), filed with the Commission on February 14, 2002 and incorporated herein by reference)
3.1
Amended and Restated Certificate of Incorporation of McLeod, Inc. (Filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-3112 (the "Initial Form S-1"), and incorporated herein by reference).
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of McLeod, Inc. (Filed as Exhibit 3.3 to Registration Statement on Form S-4, File No. 333-27647 (the "July 1997 Form S-4"), and incorporated herein by reference).
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of McLeodUSA (filed as Exhibit 3.8 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on May 15, 2000 (the "May 2000 Form 10-Q"), and incorporated herein by reference.
3.4
Certificate of Amendment to the Amended and Restated Certification of McLeodUSA (filed as Exhibit 3.9 to the Quarterly Report on Form 10-Q, File No. 20763, filed with the commission on August 14, 2000 (the "August 2000 Form 10-Q"), and incorporated herein by reference.
3.5
Certificate of Change of Registered Agent and Registered Office of McLeodUSA Incorporated (Filed as Exhibit 3.4 to the Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 6, 1998 (the "1997 Form 10-K"), and incorporated herein by reference.
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

3.9
Amended and Restated Bylaws of McLeod, Inc. (Filed as Exhibit 3.9 to the Quarterly Report on Form 10-Q, File No. 0-20763, filed with the Commission on November 14, 2001 (the "November 2001 Form 10-Q"), and incorporated herein by reference).
3.10	Amendment No. 1, adopted September 28, 2001, to the Amended and Restated Bylaws of McLeodUSA Incorporated (Filed as Exhibit 3.10 to the November 2001 Form 10-Q and incorporated herein by reference).
3.11	Certificate of Designations of the Series D Preferred Stock (Filed as Exhibit 3.11 to the November 2001 Form 10-Q and incorporated herein by reference).
3.12	Certificate of Designations of the Series E Preferred Stock (Filed as Exhibit 3.12 to the November 2001 Form 10-Q and incorporated herein by reference).
4.1	Form of Class A Common Stock Certificate of McLeod, Inc. (Filed as Exhibit 4.1 to Initial Form S-1 and incorporated herein by reference).
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
4.13
Stockholders' Agreement dated November 18, 1998 by and among McLeodUSA Incorporated; IES Investments Inc.; Clark E. McLeod; Mary E. McLeod; and Richard A. Lumpkin and each of the former shareholders of Consolidated Communications Inc. ("CCI") and certain permitted transferees of the former CCI shareholders (Filed as Exhibit 99.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on November 19, 1998 and incorporated herein by reference).
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
4.16
Stockholders' Agreement dated January 7, 1999 by and among McLeodUSA Incorporated, IES Investments Inc., Clark E. McLeod, Mary E. McLeod, Richard A. Lumpkin, Gail Lumpkin, M/C Investors L.L.C. and Media/Communications Partners III Limited Partnership (Filed as Exhibit 4.1 to the January 1999 Form 8-K and incorporated herein by reference).
4.17
Indenture dated as of February 22, 1999 between McLeodUSA Incorporated and United States Trust Company of New York, as Trustee, relating to the 8 1/8% Senior Notes Due 2009 of McLeodUSA Incorporated (Filed as Exhibit 4.22 to the 1998 Form 10-K and incorporated herein by reference).
4.18
Form of Global 8 1/8% Senior Note Due 2009 of McLeodUSA Incorporated (contained in the Indenture filed as Exhibit 4.19) (Filed as Exhibit 4.22 to the 1998 Form 10-K and incorporated herein by reference).
4.19
Form of 6.75% Series A preferred stock certificate. (Filed as Exhibit 4.1 to Current Report on Form 8-K, filed number 0-20763, filed with the Commission on August 9, 1999 and incorporated herein by reference).
4.20	Form of Series B preferred stock certificate (Filed as Exhibit 22 to the February 2000 Form S-4 and incorporated herein by reference).
4.21	Form of Series C preferred stock certificate (Filed as Exhibit 23 to the February 2000 Form S-4 and incorporated herein by reference).
4.22
Second Amended and Restated November 1998 Stockholders' Agreement dated December 17, 1999 by and among certain Alliant Entities, Clark and Mary McLeod, Richard Lumpkin and certain CCI Shareholders (Filed as Exhibit 4.24 to Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 30, 2000 (the "1999 Form 10-K") and incorporated herein by reference).

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
4.27
Amendment No. 1 to Third Amended and Restated November 1998 Stockholders' Agreement, dated as of July 7, 2000 (Filed as Exhibit 4.29 to the Registration Statement on Form S-4, File No. 333-48248, filed with the Commission on October 19, 2000 (the "October 2000 Form S-4") and incorporated herein by reference).
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
4.30
Warrant Agreement dated as of July 29, 1998 by and between Harris Trust Company of New York (formerly Bank of Montreal Trust Company) and Splitrock Services, Inc. (Filed as Exhibit 10.12 to the Registration Statement on Form S-4 of Splitrock Services, Inc., File No. 333-61293, filed with the Commission on August 12, 1998 and incorporated herein by reference).
4.31
Form of Splitrock Warrant Certificate (Filed as Exhibit 4.7 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Splitrock Services, Inc., File No. 333-63001, filed with the Commission on July 16, 1999 and incorporated herein by reference).
4.32
First Supplemental Warrant Agreement by and between Splitrock Services, Inc. and Harris Trust Company of New York, dated as of February 24, 2000 (Filed as Exhibit 4.11 to Post-Effective Amendment No. 1 on Form S-3 to the Registration Statement on Form S-1 of Splitrock Services, Inc., File No. 333-63001, filed with the Commission on March 13, 2000 and incorporated herein by reference).
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
4.37
First Amendment dated as of December 7, 2000 to the Senior Credit Agreement (Filed as Exhibit 4.37 to the Annual Report on Form 10-K, File No. 0-20763, filed with the Commission on March 30, 2001 (the "2000 Form 10-K") and incorporated herein by reference).
4.38	Second Amendment dated as of January 11, 2001 to the Senior Credit Agreement (Filed as Exhibit 4.37 to the 2000 Form 10-K and incorporated herein by reference).
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
4.41
Senior Debt Securities Indenture, dated January 15, 2001, between McLeodUSA and United States Trust Company of New York, as trustee (Filed as Exhibit 4.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on January 18, 2001 and incorporated herein by reference).
4.42
First Supplemental Indenture, dated January 15, 2001, between McLeodUSA and United States Trust Company of New York as trustee (Filed as Exhibit 4.2 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on January 18, 2001 and incorporated herein by reference).
4.43
Form of global 11 3/8% senior note due 2009 (Filed as Exhibit 3.1 to the Current Report on Form 8-K, File No. 0-20763, filed with the Commission on January 18, 2001 and incorporated herein by reference).
4.44
Amendment No. 2 to Third Amended and Restated November 1998 Stockholders' Agreement, dated as of August 1, 2001 (Filed as Exhibit 4.44 to the November 2001 Form 10-Q and incorporated herein by reference).
4.45
Amendment No. 2 to Third Amended and Restated January 1999 Stockholders' Agreement, dated as of August 1, 2001 (Filed as Exhibit 4.45 to the November 2001 Form 10-Q and incorporated herein by reference).
4.46	Waiver dated as of August 29, 2001 to the Senior Credit Agreement (Filed as Exhibit 4.45 to the November 2001 Form 10-Q and incorporated herein by reference).
4.47	Form of Series D Preferred Stock certificate (Filed as Exhibit 4.47 to the November 2001 Form 10-Q and incorporated herein by reference).

4.48	Form of Series E Preferred Stock certificate (Filed as Exhibit 4.48 to the November 2001 Form 10-Q and incorporated herein by reference).
4.49
Third Amendment (including exhibits thereto) dated as of November 29, 2001, to the Credit Agreement dated as of May 31, 2000, as amended, modified and supplemented pursuant to a First Amendment dated as of December 7, 2000, a Second Amendment dated as of January 11, 2001, and a Waiver dated as of August 29, 2001, among McLeodUSA Incorporated, the lenders parties thereto, JPMorgan Chase Bank as administrative agent and collateral agent, Salomon Smith Barney Inc. as syndication agent, and Bank of America, N.A. and Goldman Sachs Credit Partners L.P. as co-documentation agents (Filed as Exhibit 4.49 to Current Report on Form 8-K, File No. 0-20763, filed with the Commission on December 7, 2001 and incorporated herein by reference)
4.50
Amended and Restated Purchase Agreement, dated as of January 30, 2002, by and among McLeodUSA Incorporated and the investor parties thereto (Filed as Exhibit 4.49 to the February 2002 Form 8-K and incorporated herein by reference).
4.51
Amended and Restated Lock-Up, Support, and Voting Agreement, dated as of January 30, 2002, by and among McLeodUSA Incorporated and the investor parties thereto (Filed as Exhibit 4.50 to the February 2002 Form 8-K and incorporated herein by reference).
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
10.14*
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
10.23
Lease Agreement dated as of July 18, 1995 between 2060 Partnership, L.P. and Telecom®USA Publishing Company. (Filed as Exhibit 10.68 to the November 1996 Form S-1 and incorporated herein by reference).

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
10.28*
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
10.40*
Network Agreement dated November 24, 1999 between Alliant Energy Companies and McLeodUSA Telecommunications Services, Inc. (Filed as Exhibit 10.57 to the 1999 Form 10-K and incorporated herein by reference).
10.41*
Splitrock Full Service Agreement dated as of June 24, 1997 by and between Splitrock and Prodigy Services Corporation (Filed as an exhibit to Splitrock's Registration Statement on Form S-4, file no. 333-61293, and incorporated herein by reference).
10.42*
Amendment to Full Service Agreement between Splitrock and Prodigy dated May 18, 1999)Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference).
10.43*
Amended and Restated Full Service Agreement between Splitrock and Prodigy dated as of February 16, 2000 (Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the Commission on May 15, 2000 and incorporated herein by reference).
10.44*
Cost Sharing National IRU Agreement effective April 26, 1999 by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference).
10.45*
First Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock (Filed as an exhibit to Splitrock's Registration Statement on Form S-1, file no. 333-97707, and incorporated herein by reference).
10.46*
Second Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the Commission on May 15, 2000 and incorporated herein by reference).
10.47*
Third Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, file no. 000-26827, filed with the Commission on May 15, 2000 and incorporated herein by reference).

10.48
Fourth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to the McLeodUSA Quarterly Report on Form 10-Q, file no. 0-20763, filed with the Commission on August 14, 2000 and incorporated herein by reference).
10.49
Fifth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to the McLeodUSA Quarterly Report on Form 10-Q, file no. 0-20763, filed with the Commission on August 14, 2000 and incorporated herein by reference).
10.50
Sixth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to the McLeodUSA Quarterly Report on Form 10-Q, file no. 0-20763, filed with the Commission on November 13, 2000 and incorporated herein by reference).
10.51*
Seventh Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to the McLeodUSA Quarterly Report on Form 10-Q, file no. 0-20763, filed with the Commission on November 13, 2000 and incorporated herein by reference).
10.52
McLeodUSA Incorporated 1996 Employee Stock Option Plan, as amended and restated (Filed as Exhibit A to definitive proxy statement filed with the Commission on April 26, 2000 and incorporated herein by reference).
10.53
Interconnection Agreement Amendment Terms dated October 26, 2000 between McLeodUSA Telecommunications Services, Inc. and Qwest Corporation (Filed as Exhibit 10.53 to the 2000 Form 10-K and incorporated herein by reference).
10.54*
Eighth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and McLeodUSA Information Services, Inc. (Filed as Exhibit 10.54 to the November 2001 Form 10-Q and incorporated herein by reference).
10.55
Exchange Agreement dated as of September 30, 2001 by and between McLeodUSA and three Forstmann Little Partnerships (Filed as Exhibit 10.55 to the November 2001 Form 10-Q and incorporated herein by reference).
10.56
Termination Agreement dated as of September 30, 2001 by and between McLeodUSA and three Forstmann Little Partnerships (Filed as Exhibit 10.56 to the November 2001 Form 10-Q and incorporated herein by reference).
10.57
Registration Rights Agreement dated as of September 30, 2001 by and between McLeodUSA and three Forstmann Little Partnerships (Filed as Exhibit 10.57 to the November 2001 Form 10-Q and incorporated herein by reference).
10.58	Full Services Agreement between McLeodUSA and Prodigy dated July 1, 2001 (Filed as Exhibit 10.58 to the November 2001 Form 10-Q and incorporated herein by reference).
10.59	Offer letter to Chris Davis from McLeodUSA dated July 20, 2001 (Filed as Exhibit 10.59 to the November 2001 Form 10-Q and incorporated herein by reference).
10.60	Employment Agreement dated August 1, 2001 between McLeodUSA and Chris Davis (Filed as Exhibit 10.60 to the November 2001 Form 10-Q and incorporated herein by reference).
10.61	Form of Indemnification Agreement between McLeodUSA Incorporated and certain officers and directors of McLeodUSA.

21.1	Subsidiaries of McLeodUSA Incorporated.
23.1	Consent of Arthur Andersen LLP.
99.1	Form of Voting Agreement between McLeodUSA and various shareholders of Intelispan (Filed as Exhibit 99.2 to the April 2001 Form S-4 and incorporated herein by reference).
99.2	Stock Option Agreement between McLeodUSA and Intelispan, Inc. (Filed as Exhibit 99.3 to the April 2001 Form S-4 and incorporated herein by reference).
99.3
Disclosure Statement with Respect to Amended Plan of Reorganization of McLeodUSA Incorporated (Filed as Exhibit 99.1 to Current Report on Form 8-K, File No. 0-20763, filed with the Commission on March 5, 2002 and incorporated herein by reference).
99.4	Letter to the Commission pursuant to Temporary Note 3T.

*
Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

(b)
Reports on Form 8-K.

  On December 7, 2001 we filed a Current Report on Form 8-K to report our recapitalization and financial restructuring plan.

  On February 14, 2002 we filed a Current Report on Form 8-K to report our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and our agreement to sell McLeodUSA Media Group, Inc. to Yell Group Limited.

  On March 5, 2002 we filed a Current Report on Form 8-K to report the Bankruptcy Court's approval of the disclosure statement under the Chapter 11 case.

  (c)
  Exhibits.

  We hereby file as part of this Form 10-K the exhibits listed in the Index to Exhibits.

  (d)
  Financial Statement Schedule

  The following financial statement schedule is filed herewith:

  Schedule II—Valuation and Qualifying Accounts

  Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our consolidated financial statements or notes thereto.

GLOSSARY

        Access—Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.

        Access to Rights-of-Way—Access to poles, ducts, conduits and other rights-of-way.

        ATM—Asynchronous transfer mode.

        CAP (competitive access provider)—A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.

        Central offices—The switching centers or central switching facilities of the local exchange companies.

        CLEC—Competitive local exchange carrier.

        Collocation—The ability of a CAP such as McLeodUSA to connect its network to the LEC's central offices. Physical collocation occurs when a CAP places its network connection equipment inside the local exchange company's central offices. Virtual collocation is an alternative to physical collocation by which the local exchange company permits a CAP to connect its network to the local exchange company's central offices on comparable terms, even though the CAP's network connection equipment is not physically located inside the central offices.

        Dedicated—Telecommunications service or capacity reserved for use by particular customers.

        Dialing Parity—The ability of a competing local or toll service provider to provide telecommunications services in such a manner that customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customer's designation.

        Digital—A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

        DSL—Digital subscriber lines.

        DSLAM—Digital subscriber line access multiplexers.

        FCC—Federal Communications Commission.

        Interconnection—Interconnection of facilities between or among local exchange carriers, including potential physical collocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.

        Interconnection Decision—The August 1996 order issued by the FCC implementing the interconnection provisions of the Telecommunications Act of 1996.

        InterLATA—Telecommunications services originating in a LATA and terminating outside of that LATA.

        IntraLATA—Telecommunications services originating and terminating in the same LATA.

        LATA (local access and transport area)—A geographic area composed of contiguous local exchanges, usually but not always within a single state. The State of Iowa contains all or part of five

LATAs; the State of Illinois contains all or part of 17 LATAs. There are approximately 200 LATAs in the United States.

        Local exchange—A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.

        LEC (local exchange carrier)—A company providing local telephone services.

        Long distance carriers (interexchange carriers)—Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.

        MegaBells—The four large incumbent telephone companies which remain after a number of mergers involving the seven regional Bell operating companies into which AT&Ts local telephone systems were divided in 1984. The MegaBells are Verizon, Bell South, SBC Communications and Qwest.

        New Class B Common Stock—Shares of New Class B common stock of Reorganized McLeodUSA to be issued to the holders of Series D Preferred Stock, which New Class B common stock is convertible into New Common Stock pursuant to the Sharing Formula. The New Class B Common Stock will vote together with the New Common Stock on a one vote per share basis. The New Class B Common Stock will have rights to dividends and upon liquidation established pursuant to the Sharing Formula.

        New Class C Common Stock—Shares of New Class C common stock of Reorganized McLeodUSA to be issued to the holders of Series E Preferred Stock, which New Class C common stock is convertible into New Common Stock pursuant to the Sharing Formula. The New Class C Common Stock will vote together with the New Common Stock on a one vote per share basis. The New Class C Common Stock will have rights to dividends and upon liquidation established pursuant to the Sharing Formula.

        New Common Stock—Shares of new Class A common stock of Reorganized McLeodUSA.

        New Director Preferred Stock—10 shares of new voting preferred stock of Reorganized McLeodUSA to be issued to Forstmann Little on the effective date of the Plan with a $1.00 liquidation preference and the right to vote to elect two (2) directors and one (1) observer to Reorganized McLeodUSA's Board of Directors.

        New Series A Preferred Stock—10,000,000 (ten million) shares of a series of convertible preferred stock of Reorganized McLeod USA, with (1) a liquidation preference of $175 million in the aggregate, or $17.50 per share, plus accrued and unpaid dividends and (2) dividends payable when, as and if declared by Reorganized McLeodUSA at a rate of 2.5% of the liquidation preference annually. The terms of the New Series A Preferred Stock are set forth in greater detail on Exhibit A of the Plan.

        New Warrants—Warrants to purchase 44,318,182 (forty-four million three hundred eighteen thousand one hundred eighty-two) shares of New Common Stock with such warrants having a five year life and an aggregate exercise price of $60 million.

        Notes—Collectively, those certain (1) 10 1/2% Senior Discount Notes due March 1, 2007 issued by McLeodUSA under that certain Indenture dated March 4, 1997; (2) 9 1/4% Senior Notes due July 15, 2007 issued by McLeodUSA under that certain Indenture dated July 21, 1997; (3) 8 3/8% Senior Notes due March 15, 2008 issued by McLeodUSA under that certain Indenture dated March 16, 1998; (4) 9 1/2% Senior Notes due November 1, 2008 issued by McLeodUSA under that certain Indenture dated October 30, 1998; (5) 8 1/8% Senior Notes due February 15, 2009 issued by McLeodUSA under that certain Indenture dated February 22, 1999; (6) 12% Senior Notes due July 15, 2008 issued by McLeodUSA under that certain Indenture dated December 5, 2000; (7) 11 1/2% Senior Notes due

May 1, 2009 issued by McLeodUSA under that certain Indenture dated December 5, 2000; and (8) 11 3/8% Senior Notes due January 1, 2009 issued by McLeodUSA under that certain Indenture dated January 15, 2001.

        Number portability—The ability of an end-user to change local exchange carriers while retaining the same telephone number.

        Old Preferred Stock—Individually and collectively, as the case may be, the Old Series A Preferred Stock, the Series D Preferred Stock, and the Series E Preferred Stock, including, without limitation, any and all rights of any entity to purchase or demand the issuance of such stock, including, without limitation, any and all (1) conversion, exchange, voting, participation, and dividend rights; (2) liquidation preferences; (3) stock options, warrants, and put rights; and (4) share-appreciation rights.

        Old Series A Preferred Stock—6.75% Series A Cumulative Preferred Stock of McLeodUSA.

        PCS (personal communications services)—A high frequency digital technology competitive with cellular.

        Plan—McLeodUSA's Chapter 11 plan of reorganization, including the plan supplement and all supplements, appendices and schedules thereto, either in its present form or as the same may be altered, amended or modified from time to time.

        POPs (points of presence)—Locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

        Private line—A dedicated telecommunications connection between end-user locations.

        Public switched network—That portion of a local exchange company's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the local exchange company's central offices.

        Public utility commission—A state regulatory body, established in most states, which regulates utilities, including telephone companies providing intrastate services.

        Reciprocal compensation—The same compensation to a new competitive local exchange carrier for termination of a local call by the local exchange carrier on the new competitor's network as the new competitor pays the local exchange carrier for termination of local calls on the local exchange carrier's network.

        Reorganized McLeodUSA—McLeodUSA Incorporated or any successors thereto by merger, consolidation, or otherwise, on or after the effective date of the Plan. References to "Reorganized McLeodUSA's common stock" mean the common stock of Reorganized McLeodUSA on a fully diluted basis upon consummation of the Plan after giving effect to the Plan and conversion of the New Class B Common Stock and New Class C Common Stock (but prior to exercise of New Warrants and options under the Management Incentive Plan).

        Resale—Resale by a provider of telecommunications services (such as a local exchange carrier) of such services to other providers or carriers on a wholesale or a retail basis.

        Route mile—The number of miles of the telecommunications path in which fiber optic cables are installed.

        Series D Preferred Stock—Series D Convertible Preferred Stock of McLeodUSA.

        Series E Preferred Stock—Series E Convertible Preferred Stock of McLeodUSA.

        Sharing Formula—The formulas governing the rights of the New Class B Common Stock and New Class C Common Stock upon liquidation, the payment of any dividend on New Common Stock or any conversion of the Class B Common Stock and Class C Common Stock, solely as between the Class B Common Stock and Class C Common Stock; provided that the economic terms of, and other rights pertaining to, the shares of New Class B Common Stock and New Class C Common Stock, taken together, will be identical to those of the aggregate number of shares of New Common Stock into which such shares of New Class B Common Stock and New Class C Common Stock are convertible. The New Class B Common Stock and the New Class C Common Stock shall be convertible into an aggregate of 113,750,014 shares of New Common Stock.

        Special access services—The lease of private, dedicated telecommunications lines or "circuits" along the network of a local exchange company or a CAP, which lines or circuits run to or from the long distance carrier POPs. Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end-user to a long distance carrier POP.

        Switch—A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

        Switched access transport services—Transportation of switched traffic along dedicated lines between the local exchange company central offices and long distance carrier POPs.

        Switched traffic—Telecommunications traffic along the public switched network. This traffic is generally switched at the local exchange company's central offices.

        Unbundled Access—Access to unbundled elements of a telecommunications services provider's network, including network facilities, equipment, features, functions and capabilities, at any technically feasible point within such network.

        WCS (wireless communications services)—A wireless technology for cellular, PCS and similar communications.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCLEODUSA INCORPORATED
April 12, 2002	By	/s/ CLARK E. MCLEOD Clark E. McLeod Chairman and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 12, 2002.

/s/ CLARK E. MCLEOD Clark E. McLeod, Chairman and Director	/s/ STEPHEN C. GRAY Stephen C. Gray, President and Chief Executive Officer; Director (Principal Executive Officer)
/s/ CHRIS A. DAVIS Chris A. Davis, Chief Operating and Financial Officer; Director (Principal Financial Officer and Principal Accounting Officer)	/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr., Director
/s/ EDWARD D. BREEN Edward D. Breen, Director	/s/ PETER H.O. CLAUDY Peter H.O. Claudy, Director
/s/ THOMAS M. COLLINS Thomas M. Collins, Director	/s/ THEODORE J. FORSTMANN Theodore J. Forstmann, Director
/s/ DALE F. FREY Dale F. Frey, Director	/s/ DANIEL R. HESSE Daniel R. Hesse, Director
/s/ JAMES E. HOFFMAN James E. Hoffman, Director	/s/ THOMAS H. LISTER Thomas H. Lister, Director
/s/ PETER V. UEBERROTH Peter V. Ueberroth, Director	/s/ ROY A. WILKENS Roy A. Wilkens, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MCLEODUSA INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
McLeodUSA Incorporated:

        We have audited the accompanying consolidated balance sheets of McLeodUSA Incorporated (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001, and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McLeodUSA Incorporated and subsidiaries as of December 31, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on January 31, 2002. This action, which was taken primarily to implement the terms of the financial restructuring discussed in Note 1, raises substantial doubt about the Company's ability to continue as a going concern. On April 5, 2002, the bankruptcy court approved the Company's plan of reorganization, however the Company has not yet emerged from the bankruptcy proceeding. The financial statements do not include any adjustments that might result from the outcome of this proceeding.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II—Valuation and Qualifying Accounts ("Schedule II") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Chicago, Illinois
April 9, 2002

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	December 31, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$147.4	$15.7
Investment in available-for-sale securities	4.5	64.7
Trade receivables, net	273.2	337.8
Inventory	14.0	25.1
Deferred expenses	54.0	48.3
Prepaid expenses and other	32.3	62.6

TOTAL CURRENT ASSETS	525.4	554.2

Property and equipment
Land and buildings	118.1	118.4
Communications networks	1,955.9	1,411.4
Furniture, fixtures and equipment	473.5	428.6
Networks in progress	869.3	1,497.7

	3,416.8	3,456.1
Less accumulated depreciation	734.2	437.0

	2,682.6	3,019.1

Investments, Intangibles and Other Assets
Other investments	28.3	29.2
Goodwill, net	1,054.0	3,226.2
Other intangibles, net	386.4	391.0
Other	78.4	137.3

	1,547.1	3,783.7

	$4,755.1	$7,357.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$17.3	$27.3
Long-term debt classified as current	3,918.9	—
Accounts payable	105.0	249.6
Accrued payroll and payroll related expenses	27.9	43.0
Other accrued liabilities	389.9	427.7
Deferred revenue, current portion	18.1	36.4
Customer deposits	33.5	53.8

TOTAL CURRENT LIABILITIES	4,510.6	837.8
Long-term debt, less current maturities	27.9	2,732.2
Deferred revenue, less current portion	16.4	12.1
Other long-term liabilities	17.1	18.8

	4,572.0	3,600.9

Redeemable convertible preferred stock
Preferred, Series B, redeemable, convertible, $.01 par value; authorized, issued and outstanding 2001 none; 2000 275,000	—	687.5
Preferred, Series C, redeemable, convertible, $.01 par value; authorized, issued and outstanding 2001 none; 2000 125,000	—	312.5
Preferred, Series D, redeemable, convertible, $.01 par value; authorized, issued and outstanding 2001 275,000; 2000 none	110.4	—
Preferred, Series E, redeemable, convertible, $.01 par value; authorized, issued and outstanding 2001 125,000; 2000 none	45.7	—

	156.1	1,000.0

Stockholders' Equity
Capital Stock:
Preferred, Series A, $.01 par value; authorized, issued and outstanding 2001 1,149,375 shares; 2000 1,149,400 shares	—	—
Common, Class A, $.01 par value; authorized 2,000,000,000 shares; issued and outstanding 2001 627,739,907 shares; 2000 606,596,945 shares	6.3	6.1
Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares; issued and outstanding 2001 and 2000 none	—	—
Additional paid-in capital	3,843.4	3,749.7
Accumulated deficit	(3,821.6)	(1,027.1)
Accumulated other comprehensive income	(1.1)	27.4

	27.0	2,756.1

	$4,755.1	$7,357.0

The accompanying notes are an integral part of these consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In millions, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenue:
Communications services	$1,413.8	$1,035.7	$602.5
Local exchange services	85.7	88.9	78.4
Directory	292.6	249.9	209.2
Other	18.7	22.2	18.7

Total revenue	1,810.8	1,396.7	908.8
Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	1,056.9	772.8	457.1
Selling, general and administrative	664.7	563.2	392.7
Depreciation and amortization	617.8	409.6	190.7
Restructuring, asset impairment and other charges	2,942.1	—	—

Total operating expenses	5,281.5	1,745.6	1,040.5

Operating loss	(3,470.7)	(348.9)	(131.7)

Nonoperating income (expense):
Interest income	10.3	47.8	42.6
Interest expense	(253.2)	(151.4)	(136.8)
Other income (expense)	113.8	(0.4)	5.6

Total nonoperating expense	(129.1)	(104.0)	(88.6)

Loss before income taxes and extraordinary charge	(3,599.8)	(452.9)	(220.3)
Income taxes	—	—	—

Loss before extraordinary charge	(3,599.8)	(452.9)	(220.3)
Extraordinary charge for early retirement of debt	—	(24.4)	—

Net loss	(3,599.8)	(477.3)	(220.3)
Gain on exchange of preferred stock	851.2	—	—
Preferred stock dividend	(45.9)	(54.4)	(17.7)

Net loss applicable to common shares	$(2,794.5)	$(531.7)	$(238.0)

Basic and diluted loss per common share:
Loss before extraordinary charge	$(4.51)	$(0.91)	$(0.54)
Extraordinary charge	—	(0.04)	—

Loss per common share	$(4.51)	$(0.95)	$(0.54)

Weighted average common shares outstanding	620.3	558.4	443.1

Other comprehensive loss, net of tax:
Unrealized holding (losses) gains arising during the period	$(4.6)	$(46.1)	$83.4
Less: reclassification adjustment for losses (gains) included in net income	(23.9)	(1.2)	(7.0)

Total other comprehensive loss (income)	(28.5)	(47.3)	90.4

Comprehensive loss	$(2,823.0)	$(579.0)	$(147.6)

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2001, 2000 and 1999

(In millions, except shares)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit
	Class A	Class B				Total
Balance, December 31, 1998	$4.5	$—	$716.5	$(256.5)	$(1.7)	$462.8
Net loss	—	—	—	(238.0)	—	(238.0)
Issuance of 4,174,274 shares of Class A common stock related to the exercise of stock options	—	—	20.7	—	—	20.7
Issuance of 25,397,456 shares of Class A common stock in connection with acquisitions	0.3	—	487.7	—	—	488.0
Issuance of 222,762 shares of Class A common stock to participants in the 401(k) profit-sharing plan	—	—	4.9	—	—	4.9
Issuance of 313,909 shares of Class A common stock to participants in the Employee Stock Purchase Plan	—	—	4.4	—	—	4.4
Issuance of 1,150,000 shares of Series A preferred stock	—	—	277.3	—	—	277.3
Amortization of compensation expense related to stock options	—	—	6.9	—	—	6.9
Issuance of 120,261 shares of Class A common stock to Series A preferred stockholders	—	—	5.1	—	—	5.1
Other comprehensive income	—	—	—	—	76.4	76.4

Balance, December 31, 1999	$4.8	$—	$1,523.5	$(494.5)	$74.7	$1,108.5
Net loss	—	—	—	(531.7)	—	(531.7)
Issuance of 23,162,175 shares of Class A common stock related to the exercise of stock options	0.2	—	52.0	—	—	52.2
Issuance of 108,593,090 shares of Class A common stock in connection with acquisitions	1.0	—	2,133.2	(0.9)	—	2,133.3
Issuance of 208,229 shares of Class A common stock to participants in the 401(k) profit-sharing plan	—	—	3.9	—	—	3.9
Issuance of 849,995 shares of Class A common stock to participants in the Employee Stock Purchase Plan	0.1	—	12.2	—	—	12.3
Amortization of compensation expense related to stock options	—	—	5.5	—	—	5.5
Issuance of 1,011,843 shares of Class A common stock to Series A preferred stockholders	—	—	19.4	—	—	19.4
Other comprehensive loss	—	—	—	—	(47.3)	(47.3)

Balance, December 31, 2000	$6.1	$—	$3,749.7	$(1,027.1)	$27.4	$2,756.1
Net loss	—	—	—	(2,794.5)	—	(2,794.5)
Issuance of 8,600,597 shares of Class A common stock related to the exercise of stock options	0.1	—	28.6	—	—	28.7
Issuance of 3,395,695 shares of Class A common stock in connection with the Intelispan acquisition	0.1	—	37.7	—	—	37.8
Issuance of 1,657,125 shares of Class A common stock participants in the 401(k) profit-sharing plan	—	—	3.8	—	—	3.8
Issuance of 1,272,591 shares of Class A common stock to participants in the Employee Stock Purchase Plan	—	—	5.1	—	—	5.1
Amortization of compensation expense related to stock options	—	—	3.9	—	—	3.9
Issuance of 3,216,954 shares of Class A common stock to Series A preferred stockholders	—	—	14.6	—	—	14.6
Other comprehensive loss	—	—	—	—	(28.5)	(28.5)

Balance, December 31, 2001	$6.3	$—	$3,843.4	$(3,821.6)	$(1.1)	$27.0

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities
Net loss	$(3,599.8)	$(477.3)	$(220.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	389.0	211.4	105.6
Amortization	228.8	198.2	85.1
Accretion of interest on senior discount notes	48.7	43.1	38.9
Gain on the sale of assets	(114.5)	—	—
Restructuring, asset impairment and other charges	2,926.8	—	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	11.2	(63.4)	(20.7)
Inventory	11.0	3.3	(12.7)
Deferred expenses	(5.7)	(9.1)	(4.0)
Prepaid expenses and other	9.2	63.2	10.2
Accounts payable and accrued expenses	(335.1)	(83.0)	(16.9)
Deferred revenue	(13.8)	11.0	10.5
Customer deposits	(20.2)	19.4	9.3

Net cash used in operating activities	(464.4)	(83.2)	(15.0)

Cash Flows from Investing Activities
Purchase of property and equipment	(663.1)	(1,239.3)	(599.7)
Other assets	(66.3)	(90.9)	(27.2)
Proceeds from the sale of assets	138.8	—	—
Available-for-sale securities:
Purchases	(69.6)	(599.8)	(1,247.3)
Sales	129.4	111.5	144.3
Maturities	—	1,357.5	391.5
Business acquisitions	(21.8)	(30.4)	(230.8)
Other	0.4	5.9	(8.9)

Net cash used in investing activities	(552.2)	(485.5)	(1,578.1)

Cash Flows from Financing Activities
Payments on contracts and notes payable	—	—	(26.2)
Proceeds from long-term debt	1,159.3	565.6	485.8
Payments on long-term debt	(18.4)	(345.3)	(279.2)
Net proceeds from issuance of common stock	33.7	64.5	18.0
Net proceeds from preferred stock—Series A	—	—	278.1
Net proceeds from preferred stock—Series B and C	—	(1.0)	998.7
Payments of preferred stock dividends	(26.3)	(26.3)	(10.3)

Net cash provided by financing activities	1,148.3	257.5	1,464.9

Net increase (decrease) in cash and cash equivalents	131.7	(311.2)	(128.2)
Cash and cash equivalents:
Beginning	15.7	326.9	455.1

Ending	$147.4	$15.7	$326.9

Supplemental Disclosure of Cash Flow Information
Cash payment for interest	$257.1	$148.4	$108.8

Supplemental Schedule of Noncash Investing and Financing Activities
Capital leases incurred for the acquisition of property and equipment	$9.8	$11.8	$10.3

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

        Nature of business:    McLeodUSA Incorporated (the "McLeodUSA") is incorporated in Delaware and through its subsidiaries provides communications services to customers nationwide. McLeodUSA's business is highly competitive and is subject to various federal, state and local regulations.

        McLeodUSA derives most of its revenue from its core competitive communications business and related communications services, including;

  •
  local and long distance services;

  •
  dial-up and dedicated Internet access;

  •
  high speed Internet access services, such as services using digital subscriber lines (DSL) and cable modems;

  •
  bandwidth and network facilities leasing, sales and services, including access services;

  •
  facilities and services dedicated for a particular customer's use; and

  •
  value-added services such as virtual private networks and web hosting.

        McLeodUSA derives additional communications services revenues from non-core communications services, including:

  •
  video, cellular, operator, payphone, mobile radio and paging services; and

  •
  customer premise equipment sales, leasing and service.

        McLeodUSA also currently derives revenue from the following services related to its core business:

  •
  sale of advertising in print and electronic telephone directories; and

  •
  traditional local telephone company services in east central Illinois and southeast South Dakota.

        A summary of McLeodUSA's significant accounting policies is as follows:

Basis of Presentation

        The consolidated financial statements include those of McLeodUSA and its subsidiaries, substantially all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

        On January 31, 2001, McLeodUSA commenced a proceeding under Chapter 11 of the Bankruptcy Code and filed the Plan (as defined below). Although the Bankruptcy Court confirmed the Plan on April 5, 2002, the Plan is not effective as of the date hereof. Until the Plan is effective, there is substantial doubt about McLeodUSA's ability to continue as a going concern. McLeodUSA's financial statements do not include any adjustments that might result from the outcome of this proceeding.

Background of Restructuring

        Beginning in August of 2001, McLeodUSA initiated a broad strategic and operational restructuring to refocus its business on core areas of expertise within its 25-state footprint, improve business discipline and processes and reduce its cost structure, all with a goal of eventually developing positive cash flow from operations. Key elements of the operational restructuring include reducing employee base, consolidating facilities, reducing capital expenditures, selling certain non-core assets and de-emphasizing certain unprofitable services. Given the magnitude of the operational restructuring, particularly in light of the uncertain general economic environment and the challenging conditions facing competitive telecommunications companies, prudence dictated that McLeodUSA address its highly leveraged balance sheet and implement a restructuring plan to reduce its outstanding debt.

        In connection with the proposed restructuring plan, McLeodUSA commenced an offer to exchange all of its outstanding notes (including its 10 1/2% Senior Discount Notes, 9 1/4% Senior Notes, 8 3/8% Senior Notes, 9 1/2% Senior Notes, 8 1/8% Senior Notes, 12% Senior Notes, 11 1/2% Senior Notes and 11 3/8% Senior Notes (collectively, the "Notes")) for cash and shares of its Class A common stock, $.01 par value ("Class A common stock") in December 2001. After the commencement of the exchange offer, certain holders of its Notes ("bondholders") formed an ad hoc committee to discuss the terms of the proposed restructuring. On January 31, 2002, McLeodUSA announced that it had signed lock-up agreements with the ad hoc committee to support a recapitalization of McLeodUSA. The ad hoc committee, which holds 23% of the Notes, voted unanimously in favor of the plan of reorganization (including the plan supplement and all supplements, appendices and schedules thereto, either in its present form or as the same may be altered, amended or modified from time to time, the "Plan"), which will eliminate approximately $3.0 billion of debt represented by the Notes. Additionally, McLeodUSA signed lock-up and support agreements with stockholders holding approximately 45% of its old preferred stock (including its 6.75% Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), its Series D Convertible Preferred Stock (the "Series D Preferred Stock") and its Series E Convertible Preferred Stock (the "Series E Preferred Stock")), including funds managed by Forstmann Little & Co., to support the Plan.

        Principal elements of the Plan include:

  •
  Bondholders will receive their pro rata share of (1) $670 million in cash (subject to a reduction of $200,000 per day from May 1, 2002 until the earlier of the date the sale of McLeodUSA's publishing business closes or August 1, 2002), (2) shares of a series of convertible preferred stock convertible into 15% of McLeodUSA's or any successors' thereto by merger, consolidation, or otherwise, on or after the effective date of the Plan ("Reorganized McLeodUSA") common stock on a fully diluted basis at closing after giving effect to the Plan and conversion of McLeodUSA's new Class B and Class C common stock to be issued under the Plan (but prior to exercise of its new warrants to be issued under the Plan and exercise of options issued under the management incentive plan that is a part of the Plan) ("Reorganized McLeodUSA's common stock") and (3) new 5-year warrants to purchase 22,159,091 shares (approximately 6%) of Reorganized McLeodUSA's common stock.

  •
  Yell Group Ltd. will acquire McLeodUSA Media Group, Inc. and its subsidiaries, McLeodUSA's directory publishing business ("Pubco") for $600 million (subject to a price reduction of $200,000 per day if the transaction closes after April 30, 2002, but prior to August 1, 2002).

  •
  Forstmann Little will invest $175 million in exchange for (1) 74,027,764 shares (approximately 23%) of Reorganized McLeodUSA's common stock and (2) 5-year warrants to purchase 22,159,091 shares (approximately 6%) of Reorganized McLeodUSA's common stock for $30 million.

  •
  McLeodUSA's Series D and E Preferred Stock, held by Forstmann Little, will be converted into new class B and new class C common stock, representing approximately 35% of Reorganized McLeodUSA's common stock.

  •
  McLeodUSA's Series A Preferred Stock will be converted into approximately 10% of Reorganized McLeodUSA's common stock.

  •
  Holders of McLeodUSA's existing Class A common stock will retain approximately 17% of Reorganized McLeodUSA's common stock.

  •
  Theodore J. Forstmann, Senior Partner of Forstmann Little, will continue as Chairman of the Executive Committee of McLeodUSA's Board of Directors.

  •
  Clark E. McLeod will remain Chairman of the McLeodUSA Board of Directors, Stephen C. Gray will remain President and Chief Executive Officer and Chris A. Davis will remain Chief Operating and Financial Officer.

        In order to complete this recapitalization as expeditiously as possible, with the support of its Board of Directors, secured lenders, Forstmann Little, the bondholders' ad hoc committee and certain of McLeodUSA's preferred stockholders, McLeodUSA filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on January 31, 2002. The Chapter 11 case includes only the parent company, McLeodUSA Incorporated. None of the operating subsidiaries, which include McLeodUSA Telecommunications Services, McLeodUSA Publishing and Illinois Consolidated Telephone Company ("ICTC"), are part of the Chapter 11 case.

        The deadline for voting on the Plan was March 27, 2002. Over 98% of holders of claims and interests voting on the Plan accepted the Plan. The Plan was confirmed by order of the Bankruptcy Court on April 5, 2002. The implementation of the Plan is dependent upon a number of conditions typical in restructurings and upon, among other things, consummation of the sale of Pubco and the investment by Forstmann Little. Additional terms and conditions of the Plan are outlined in the disclosure statement sent to security holders entitled to vote on the Plan and attached as an exhibit to McLeodUSA's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2002.

        McLeodUSA will implement, upon the effective date of the Plan, fresh start reporting under the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, if the reorganization value of McLeodUSA is less than the amount of allowed claims and post-petition liabilities, and if holders of existing voting shares immediately before confirmation receive less than 50% of the emerging entity, fresh start reporting applies. McLeodUSA fully expects that it will be required to adopt fresh start reporting during the second quarter of 2002 when it anticipates that it will emerge from bankruptcy. The provisions of fresh start reporting will require McLeodUSA to revalue its assets and liabilities to fair value, re-establish stockholders' equity using the reorganization value established in connection with the Plan, and record any applicable reorganization value in excess of amounts allocable to identified assets. The adoption of SOP 90-7 and fresh start reporting (including the effect of the sale Pubco) will have a material effect on McLeodUSA's financial statements. No adjustments have been made in the financial statements to reflect the provisions of SOP 90-7 as of December 31, 2001. As a result, McLeodUSA's financial statements published for periods following effectiveness of the Plan will not be comparable with those published before the Plan is effective.

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

        Regulatory accounting:    ICTC and Dakota Community Telephone, Inc., independent local exchange carriers (together the "ILECs") and indirect wholly-owned subsidiaries of McLeodUSA, prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). Management periodically reviews the criteria for applying these provisions to determine whether continuing application of SFAS No. 71 is appropriate. Management believes that such criteria are still being met and therefore has no current plans to change its method of accounting.

        In analyzing the effects of discontinuing the application of SFAS No. 71, management has determined that the useful lives of plant assets used for regulatory and financial reporting purposes are consistent with generally accepted accounting principles in the United States, and therefore any adjustments to telecommunications plant would be immaterial, as would be the write-off of regulatory assets and liabilities.

        Cash and cash equivalents:    For purposes of reporting cash flows, McLeodUSA considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit, regardless of maturity, to be cash equivalents.

        Investments:    Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. McLeodUSA has classified its securities as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses are reported as a component of stockholders' equity. Realized gains and losses are determined on the basis of the specific securities sold.

        Trade receivables:    Trade receivables include certain unbilled revenue from installment contracts related to the publication of telephone directories and recoverable costs not yet billed on network contracts. It is anticipated that a substantial portion of all such amounts at December 31, 2001 and 2000 will be collected within one year (see Note 2).

        Inventory:    Inventory is carried principally at the lower of average cost or market and consists primarily of new and reusable parts to maintain fiber optic networks and parts and equipment used in the maintenance and installation of telephone systems. All inventory is classified as raw materials.

        Property and equipment:    Property and equipment is stated at cost. Network in progress includes construction costs, including interest, capitalized during the construction and installation of fiber optic telecommunications networks. These costs are considered in progress until the networks become operational at which time the costs are reclassified as telecommunications network assets. Interest is also capitalized as part of the development of McLeodUSA's software.

        The ILECs' property and equipment for their regulated operations is summarized as follows at December 31, 2001 (in millions):

Telephone plant:
In service	$151.7
Under construction	2.5

154.2
Less accumulated depreciation	(45.3)

$108.9

        When regulated property and equipment are retired, the original cost, net of salvage, is charged against accumulated depreciation. The cost of maintenance and repairs of property and equipment including the cost of replacing minor items not constituting substantial betterments is charged to operating expense.

        The provision for depreciation of regulated property and equipment is based upon remaining life rates for property placed in service through 1980 and equal life rates for property additions placed in service after 1980. The regulated provision is equivalent to an annual composite rate of 6.15% for 2001.

        The provision for depreciation of nonregulated property and equipment is recorded using the straight-line method based on the following estimated useful lives:

Years
Buildings	20-39
Telecommunications networks	5-15
Furniture, fixtures and equipment	3-10

        McLeodUSA's telecommunications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes in the estimated economic lives of these assets.

        Other investments:    Other investments primarily includes approximately $21.1 million for a minority interest in a limited partnership which provides cellular services to customers in east central Illinois. McLeodUSA follows the equity method of accounting for this investment, which recognizes McLeodUSA's proportionate share of the income and losses accruing to it under the terms of its partnership agreement.

        Goodwill:    Goodwill resulting from McLeodUSA's acquisitions is being amortized over a range of 15 to 30 years using the straight-line method and the acquisitions are periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $153.2 million and $185.4 million at December 31, 2001 and 2000, respectively.

        Other intangibles:    Other intangibles consist of customer lists and noncompete agreements related to McLeodUSA's acquisitions, line installation costs incurred in the establishment of local access lines for customers and franchise rights to provide cable services to customers in three Illinois counties and in a Michigan city. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the expected service lives of residential and business customers. The franchise rights are being amortized using the straight-line method over periods ranging from 10 to 15 years. Accumulated amortization on the other intangibles totaled $189.3 million and $113.0 million at December 31, 2001 and 2000, respectively.

        Impairment:    In accordance with SFAS 121, whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable, McLeodUSA assesses long-lived assets to be held and used for impairment. McLeodUSA recognizes an impairment loss if the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Income tax matters:    McLeodUSA recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance when appropriate (see Note 7). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Deferred revenue:    Amounts received in advance under long-term operating leases of fiber optic telecommunications networks are recognized as revenue on a straight-line basis over the life of the leases.

        Revenue recognition:    Revenues for local and long-distance services are recognized when subscribers use telecommunications services. The revenue from indefeasible rights to use fiber optic telecommunications network facilities is recognized over the term of the related lease unless it qualifies as a sales type lease, on which revenue is recognized at the time the sale criteria in Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" are met. These criteria include requirements that (1) specific fiber be identified and accepted by the customer, (2) at least 25% of the sale proceeds have been received and (3) all additional services provided by McLeodUSA are separable and the related revenue is recognized as those services are performed. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed. Because McLeodUSA also enters into agreements to purchase fiber optic telecommunications network facilities, McLeodUSA reviews all sales type leases to determine whether a nonmonetary exchange has occurred under the provisions of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions." Although cash was exchanged, McLeodUSA determined one such nonmonetary exchange occurred where McLeodUSA recorded revenue (less than 1/2% of 2001 revenue). Revenue recognition for this reciprocal transaction was based on numberous factors, most notably (1) the assets exchanged were dissimilar (assets held for sale in the ordinary course of business exchanged for assets to be used to provide telecommunications services), (2) fair value was determinable within reasonable limits and (3) the transaction had a valid business purpose.

        The ILECs' toll revenue is provided through a combination of billed carrier access charges, traditional end-user billed toll revenues, interstate tariffed subscriber line charges and the ILECs' share of revenues and expenses from the non-traffic sensitive pool administered by the National Exchange Carrier Association.

        The ILECs' prescribed rate of return on interstate access revenues for 2001 continues to be 11.25%, as it has been since the FCC's represcription order in December 1990. The FCC's rate of return rules also establish a maximum for the overall interstate rate of return by allowing up to 0.25% over the prescribed rate, and also establish a maximum rate of return for each individual access element by allowing up to 0.40% over the prescribed rate per element.

        Fees from telemarketing contracts are recognized as revenue in the period the services are performed.

        Revenues from directories are recognized upon publication of directories, which typically corresponds with distribution and is when the earnings process is complete.

        Customer deposits consist primarily of cash received from customers at the time a sales contract is signed. They are recorded as revenue when the related directory is published.

        McLeodUSA has established an allowance for doubtful accounts and discounts through charges to selling, general and administrative expense. The allowance is established based upon the amount McLeodUSA ultimately expects to collect from customers, and is estimated based on a number of factors, including a specific customer's ability to meet its financial obligations to McLeodUSA, as well as general factors, such as the length of time the receivables are past due, historical collection experience and the general economic environment.

        Effective January 1, 2000, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB No. 101"), McLeodUSA changed its accounting for certain activation and reactivation fees charged to its customers. McLeodUSA now defers these fees and records the related revenue over the expected customer service periods rather than recording the revenues when received. This change in accounting policy did not have a material effect on results of operations or financial position.

        Cost of service and deferred expenses:    Cost of service includes local and long-distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services to customers in the independent local exchange service areas, and the cost of fiber related to sales type leases. Cost of service also includes production costs associated with the publication of directories and direct costs associated with telemarketing services and the sale and installation of telephone systems.

        Deferred expenses consist of production and selling costs on unpublished directory advertising orders. They are expensed when the related directory is published and the related revenue of the directory is recognized.

        Key business suppliers:    Qwest, Ameritech/SBC and Verizon are McLeodUSA's primary suppliers of non-owned local central office switching and local lines.

        Stock options issued to employees:    McLeodUSA follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. As permitted under SFAS No. 123, McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. The market value used for stock options granted is based upon the closing price of the Class A common stock on the day before the grant date.

        Stock options issued to nonemployees:    McLeodUSA uses the Black-Scholes model to determine the fair value of the stock options issued to nonemployees at the date of grant. This amount is amortized to expense over the vesting period of the options.

        Loss per common share:    Loss per common share has been computed using the weighted average number of shares of common stock outstanding. All stock options granted and the convertible preferred stock outstanding are anti-dilutive, and therefore excluded from the computation of earnings per share. In the future, the stock options and convertible preferred stock may become dilutive. Assuming exercise or conversion of outstanding stock options and convertible securities, diluted shares would have been 928.2 million at December 31, 2001.

        Fair value of financial instruments:    The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. The fair value of McLeodUSA's long-term debt is estimated to be $1.7 billion based on the quoted market rates for the same or similar issues or the current rates offered to McLeodUSA for debt with similar maturities.

        Common stock splits:    On June 30, 1999, McLeodUSA announced a two-for-one stock split in the form of a stock dividend on its Class A common stock. The record date for the stock split was July 12, 1999 and the distribution of the additional shares took place on July 26, 1999. On February 29, 2000, McLeodUSA announced a three-for-one stock split in the form of a stock dividend on its Class A common stock. The record date for the stock split was April 4, 2000 and the distribution of the additional shares took place on April 24, 2000. All share data in the consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock splits.

        Reclassifications:    Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to be consistent with the presentation in the 2001 consolidated financial statements.

Note 2. Trade Receivables

        The composition of trade receivables, net is as follows:

	December 31,
	2001	2000
	(In Millions)
Billed	$221.9	$307.2
Unbilled	115.5	120.4

	337.4	427.6
Less allowance for doubtful accounts and discounts	(64.2)	(89.8)

	$273.2	$337.8

Note 3. Investments

        At December 31, 2001, McLeodUSA held $4.5 million in marketable equity securities and has classified them as available-for-sale. At December 31, 2000, McLeodUSA held $18.3 million and $44.3 million in corporate debt securities and marketable equity securities, respectively. The marketable equity securities have been recorded at their fair market value at December 31, 2001 and 2000. At December 31, 2000, $2.1 million and $60.5 million were recorded as cash and cash equivalents and available-for-sale securities, respectively. Also reported in investments is $3.8 million of restricted cash held as collateral to support outstanding letters of credit assumed under the Splitrock acquisition.

Note 4. Pledged Assets and Debt

        As described in Note 1, on January 31, 2002, McLeodUSA filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. Under the Plan, all Notes will be discharged in exchange for cash and the issuance of convertible preferred stock and warrants. McLeodUSA did not make its scheduled January interest payments on its 11 3/8%, 12% and 9 1/4% Notes. The nonpayment of interest and the filing of the voluntary petition under Chapter 11 resulted in default on all of the Notes. These Notes have been classified as short-term at December 31, 2001.

        Any restructuring involving a payment to holders of the Notes, other than regularly scheduled payments of principal and interest, required a majority consent under McLeodUSA's Credit Agreement (the "Credit Agreement"). In order to effect a restructuring, McLeodUSA entered into the Third Amendment to the Credit Agreement (the "Third Amendment"). Under the Third Amendment, the lenders under the Credit Agreement waived: (1) any bankruptcy and payment cross-defaults with respect to the Notes arising from the restructuring; (2) covenants respecting the sales of assets in order to allow the sale of McLeodUSA's directory services company, McLeodUSA Media Group, Inc., pursuant to the restructuring, and use of the $600 million of proceeds therefrom to make a payment to the holders of the Notes; and (3) certain other covenants and other provisions of the Credit Agreement that would have restricted McLeodUSA's ability to enter into various transactions necessary to consummate the restructuring.

        Under the Third Amendment McLeodUSA agreed to limit any additional borrowings under the Credit Agreement to $50 million during the period between the effective date of the Third Amendment and such time as McLeodUSA filed for Chapter 11 protection under the Bankruptcy Code. McLeodUSA borrowed the remaining $50 million in December 2001. Pursuant to the Third Amendment, McLeodUSA's unused revolving commitments terminated upon the commencement of the Chapter 11 proceedings on January 31, 2002.

        The waivers and modifications to the Credit Agreement described above will remain in effect so long as McLeodUSA is pursuing the restructuring unless McLeodUSA fails to satisfy any of the conditions of the Third Amendment in a timely manner. Among other things, one of the conditions includes a requirement that the restructuring be consummated on or before August 1, 2002. While McLeodUSA believes it will accomplish this, McLeodUSA has not yet consummated the restructuring; therefore, McLeodUSA has classified its borrowings under the Credit Agreement as short-term. McLeodUSA believes that it is in compliance with the other conditions contained in the Third Amendment and expects to emerge from the Chapter 11 proceedings prior to the termination of the Third Amendment.

        The Credit Agreement is secured by (1) a first priority pledge of all the capital stock owned by McLeodUSA and by each subsidiary, and (2) a perfected first priority security interest in substantially all of McLeodUSA's tangible and intangible assets and, to the extent of $100 million, by the assets of each subsidiary. In addition, telecommunications assets acquired or refinanced with proceeds from the Credit Agreement serve as collateral.

        Interest on the borrowings under the Credit Agreement is payable quarterly at LIBOR plus 1% to LIBOR plus 3.25% based on McLeodUSA's debt rating. At December 31, 2001, McLeodUSA's interest rates were LIBOR plus 2.25% on the Revolving Credit Facility and Tranche A Term Facility and LIBOR plus 3.25% on the Tranche B Term Facility. At December 31, 2001, the interest rates were 4.5% on the Revolving Credit Facility and Tranche A Term Facility, and 5.23% on the Tranche B Term Facility. A commitment fee of 0.5% to 1.0% per annum is charged on the undrawn portion of the commitment relating to the unused portion of the Credit Agreement. During 2001, the commitment fee on the unused portion of the Credit Agreement was approximately $6.0 million.

        McLeodUSA's debt consisted of the following at December 31, 2001 and 2000:

	2001	2000
	(In Millions)
Revolving Credit Facility, variable rate due May 31, 2007	$150.0	$—
Tranche A Term Facility, variable rate due in various installments through May 31, 2007	275.0	—
Tranche B Term Facility, variable rate due May 30, 2008	575.0	575.0
10 1/2% Senior Discount Notes due March 1, 2007(B)	491.7	443.9
9 1/4% Senior Notes due July 15, 2007(B)	225.0	225.0
8 3/8% Senior Notes due March 15, 2008(B)	300.0	300.0
9 1/2% Senior Notes due November 1, 2008(B)	300.0	300.0
8 1/8% Senior Notes due February 15, 2009(B)	500.0	500.0
11 1/2% Senior Notes due May 1, 2009(B)	203.2	202.3
12% Senior Notes due July 15, 2008(B)	149.0	148.8
11 3/8% Senior Notes due January 1, 2009(B)	750.0	—
Greene County Partners, Inc. senior notes due in quarterly payments of $450,000 bearing interest at 6.35% and maturing in April 2001	—	9.9
ICTC Series K, 8.620% First Mortgage Bonds due September 2022(A)	10.0	10.0
ICTC Series L, 7.050% First Mortgage Bonds due October 2013(A)	10.0	10.0
Capitalized Lease payable, due in various installments payments, bearing interest at 3.90% to 11.5%, with final payment due in December 2004	22.5	30.9
Note payable due in various annual installments, including interest at 8.25%, through 2006. Collateralized by publishing rights to purchased directories	0.4	0.5
Other long-term borrowings, due in various installments bearing interest at rates ranging from 0% to 9.0% through December 2004	2.3	3.1
Incentive compensation agreements, due in various estimated amounts plus interest at 6.0% through January 2001	—	0.1

	3,964.1	2,759.5
Less current maturities of long-term debt	17.3	27.3
Less long-term debt classified as current	3,918.9	—

	$27.9	$2,732.2

(A)
ICTC's first mortgage bonds are collateralized by substantially all real and personal property of the subsidiary. The bond indenture contains various provisions restricting, among other things, the payment of dividends and repurchase of its own stock. Early redemption of the Series K and Series L Bonds is permitted.

(B)
Notes classified as current due to default after December 31, 2001.

        Principal payments required on the outstanding debt at December 31, 2001 are as follows (in millions):

2002	$3,936.2
2003	6.5
2004	1.3
2005	—
2006	0.1
Later years	20.0

$3,964.1

Note 5. Restructuring and Impairment Charges

        During the second quarter of 2001, McLeodUSA instituted a plan to reduce costs and focus operations on its core 25-state footprint. In conjunction with this plan, McLeodUSA recorded a $28.2 million charge for the reduction of its workforce by approximately 900 employees and the termination of leases associated with the abandonment of office space and equipment space. During the third quarter of 2001, McLeodUSA decided on a comprehensive restructuring of its business. Under this restructuring, McLeodUSA decided to (1) abandon its plans for a national network and place the associated assets for sale; (2) sell other non-core and non-operating assets; (3) further reduce the workforce by approximately 1,500 employees and (4) consolidate and eliminate certain existing duplicative facilities.

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

        Included in the write down is approximately $2.1 billion in goodwill and other intangible assets which originated from numerous acquisitions, most notably Splitrock. In addition, McLeodUSA reduced long-lived assets and construction work-in-progress associated with Splitrock by approximately $260 million to appropriately mark those assets to fair value. As a result of abandoning McLeodUSA's plans for a national network, McLeodUSA decided to sell certain assets acquired in the Splitrock transaction and other businesses which are no longer considered core strategic businesses.

        In addition to the operating assets above, McLeodUSA reduced other long-lived assets and construction work-in-progress by $313.0 million to reflect the net realizable value of certain non-core assets which McLeodUSA plans to actively market and sell over approximately the next twelve months. These assets contributed approximately $62 million and $43 million of depreciation expense for the years ended December 31, 2001 and 2000, respectively.

        The following table shows the charges, uses and remaining liability by segment for the twelve months ended December 31, 2001 (in millions):

	2001 Charges	Reductions Through December 31, 2001	Remaining Liability
Communication Services
Goodwill and other intangible services	$2,123.8	$2,123.8	$—
Long-lived assets and construction work-in-progress	573.1	573.1	—
Employee separations	19.7	13.7	6.0
Facility closure costs	135.3	44.1	91.2
Other contractual commitments	60.9	3.2	57.7

	$2,912.8	$2,757.9	$154.9

Other
Employee Separations	4.6	4.1	0.5
Facility Closure costs	8.0	3.7	4.3

	$12.6	$7.8	$4.8

        The facility closure costs reflected above relate to both leased and owned facilities and include space that houses both equipment and personnel. McLeodUSA will terminate numerous technical facility leases (those facilities that house telecommunications equipment) and will consolidate 11 facilities that house administrative, technical and service personnel into three remaining locations.

Note 6. Leases and Commitments

        Leases:    McLeodUSA leases certain of its office and network facilities under noncancelable agreements which expire at various times through November 2029. These agreements require various monthly rentals plus the payment of applicable property taxes, maintenance and insurance. McLeodUSA also leases vehicles and equipment under both operating and capital lease agreements which expire at various times through December 2004 and require various monthly rentals. Amortization on the capitalized assets is included in depreciation expense. Interest rates are imputed at 3.9% to 11.5%.

        The total minimum commitment at December 31, 2001 under the operating and capital leases mentioned above is as follows (in millions):

	Capital Leases	Operating Leases
2002	$18.2	$52.4
2003	5.2	48.2
2004	0.3	43.9
2005	—	38.4
2006	—	34.2
Thereafter	—	97.7

	$23.7	$314.8

Less amount representing interest	1.2

Present value of net minimum lease payments	22.5
Less current portion of obligations under capital leases	16.7
Long-term obligations under capital leases	$5.8

        The total rental expense included in the consolidated statements of operations for 2001, 2000 and 1999 is approximately $44.2 million, $59.1 million, and $21.9 million, respectively, which also includes short-term rentals for office facilities.

        Alcatel:    In January 1999 McLeodUSA entered into an agreement with Alcatel USA Marketing, Inc. to purchase equipment, software and services for a total commitment of $200 million over a six (6) year period. If McLeodUSA does not meet the committed purchases on a cumulative annual basis, Alcatel retains the right to renegotiate the applicable prices. If regulatory conditions substantially prevent McLeodUSA from continuing to implement its current network deployment plans, McLeodUSA has the option to request renegotiation of unit prices based on revised quantities of products or to renegotiate unit prices based on the quantities of products purchased to that time and cease any further purchases of products.

Note 7. Income Tax Matters

        Net deferred taxes consist of the following components as of December 31, 2001 and 2000:

	2001	2000
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$1,952.5	$586.1
Accruals and reserves not currently deductible	130.8	48.3
Deferred revenues	13.2	8.9
Intangibles and other assets	19.1	9.1
Other	3.1	10.2

	2,118.7	662.6
Less valuation allowance	1,972.8	520.5

	145.9	142.1

Deferred tax liabilities:
Property and equipment	67.2	60.6
Other investments	5.4	21.3
Differences in revenue recognition	2.7	3.9
Deferred line installation cost	52.7	43.5
Other	17.9	12.8

	145.9	142.1

	$—	$—

        A valuation allowance has been recognized to offset the related net deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. McLeodUSA has available net operating loss carryforwards totaling approximately $4,664 million which expire in various amounts in the years 2008 to 2020.

        If McLeodUSA is successful in implementing the Plan, most of the capital loss carryforwards and the net operating loss carryforwards are expected to be eliminated. Other tax attributes, including asset bases, could also be reduced if the Plan becomes effective. McLeodUSA is still reviewing the overall tax impact of the implementation of the Plan.

        The income tax rate differs from the U.S. Federal income tax rate for 2001, 2000 and 1999 due to the following:

	2001	2000	1999
"Expected" tax (benefit) rate	(35)%	(35)%	(35)%
Percent increase (decrease) in income taxes resulting from:
Change in valuation allowance	34	24	29
Goodwill amortization for stock purchases	1	11	5
Other	0	0	1

	—%	—%	—%

Note 8. Stock-based Compensation Plans

        At December 31, 2001, McLeodUSA had various stock-based compensation plans which are described below. Grants under McLeodUSA's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations. McLeodUSA granted a total of 9,922,128 stock options in January and February 1996 at an exercise price of $0.445 per share. The estimated aggregate fair market value of these options at the date of grant was later determined to exceed the aggregate exercise price by approximately $9,190,000. Additionally, in September 1997, McLeodUSA granted a total of 8,813,670 stock options at an exercise price of $4.08 per share. The aggregate fair market value of these options at the date of grant exceeded the aggregate exercise price by approximately $15,790,000. As a result, McLeodUSA is amortizing these amounts over the four-year vesting period of the options. Compensation cost of $488,000, $4,995,000, and $6,629,200 has been charged to income for the years ended December 31, 2001, 2000 and 1999, respectively, using the intrinsic value based method as prescribed by APB No. 25. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards granted during 2001, 2000 and 1999, as prescribed by SFAS No. 123, reported net loss and loss per common share would have been as follows (in millions, except per share data):

	December 31,
	2001	2000	1999
Pro forma net loss	$(3,007.0)	$(744.4)	$(307.6)
Pro forma loss per common share	(4.85)	(1.33)	(0.69)

        1992, 1993 and 1995 Incentive Stock Option Plans:    McLeodUSA has reserved 3,490,782 shares of its Class A common stock for issuance to employees under the 1992, 1993 and 1995 Incentive Stock Option Plans. Options outstanding under these plans were granted at prices equal to the estimated fair market value on the dates of grant as determined by McLeodUSA's Board of Directors. Under the 1992 and 1993 plans, all options granted become exercisable at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant. Under the 1995 plan, all options, except for options granted to McLeodUSA's chairman and chief executive officer, become exercisable at a rate of 25% per year, on a cumulative basis, beginning five years from the date of grant. The options granted to McLeodUSA's chairman and chief executive officer vest at a rate of 20% per year on a cumulative basis. All options granted under the 1995 plan expire ten years after the date of grant. These plans have been superseded by the 1996 Employee Stock Option Plan, and no future grants of options will be made under these plans. On the effective date of the Plan, all options granted under the 1992, 1993 and 1995 plans will be cancelled.

        1996 Employee Stock Option Plan:    In 1997, McLeodUSA's stockholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares of Class A common stock available under the plan to 225,000,000 shares from 27,150,000 shares. At December 31, 2001, after adjusting for option exercises, McLeodUSA has reserved 199,817,448 shares of Class A common stock for issuance under the plan. The exercise price for incentive stock options granted under this plan is no less than the fair market value, as defined in the plan, of Class A common stock on the date of the grant (or 110% of the fair market value if the grantee beneficially owns more than 10% of the outstanding Class A common stock). The options granted expire ten years after the grant date (or five years after the grant date if the grantee beneficially owns more than 10% of the outstanding Class A common stock) and vest over periods determined by the Compensation Committee. However, options will qualify as incentive stock options only to the extent that the aggregate exercise price for options that first become exercisable by an employee in any calendar year does not exceed $100,000. On the effective date of the Plan, all options granted under the 1996 plan will be cancelled.

        Directors' Stock Option Plan:    McLeodUSA has reserved, after adjusting for option exercises, 3,986,250 shares of Class A common stock for issuance under the Directors' Stock Option Plan to directors who are not officers or employees of McLeodUSA. The Director's plan was adopted and approved by the stockholders in 1993. Under the plan as currently amended and restated, each eligible director who commences service will be granted an initial option to purchase up to 120,000 shares of Class A common stock, such amount to be determined by the Board of Directors in its discretion. Each such eligible director is also granted additional options to purchase up to 60,000 shares of Class A common stock after each subsequent annual meeting of the stockholders. In addition, each eligible director may receive discretionary options as determined by the Board of Directors. No more than an aggregate of 600,000 shares of Class A common stock may be granted as discretionary options. Options granted under the Directors' plan vest at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant (ten years after the date of grant for options granted under the amended and restated plan). However, upon a change in control of McLeodUSA as defined in the Directors' plan, all options will become fully exercisable. McLeodUSA has the right to repurchase any Class A common stock issued pursuant to the exercise of an option granted under this plan that is offered for sale to an individual who is not an employee or director of McLeodUSA. On the effective date of the Plan, all options granted under the Directors' plan will be cancelled.

        The fair value of each grant under McLeodUSA's stock option plans is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, 2000 and 1999, respectively: no expected dividends, risk-free interest rates of 4.8%, 6.36% and 6.26%; price volatility of 189.04%, 90.52% and 68.44% and expected lives of 4 years for grants in 2001, 2000 and 1999.

        Employee Stock Purchase Plan:    Under the Employee Stock Purchase Plan, employees were able purchase up to an aggregate of 6,000,000 shares of Class A common stock through payroll deductions. Employees of McLeodUSA employed more than 90 days and who were regularly scheduled to work more than 20 hours per week were eligible to participate in the plan, provided that they owned less than five percent of the total combined voting power of all classes of stock of McLeodUSA. The purchase price for each share was determined by the Compensation Committee, but could not be less than 85% of the closing price of the Class A common stock on the first or last trading day of the applicable purchase period, whichever is lower. No employee was able to purchase in any calendar year Class A common stock having an aggregate fair value in excess of $25,000 as determined by the closing price of the Class A common stock on the first trading day of the relevant purchase period or periods. McLeodUSA implemented this plan effective February 1, 1997. The plan was amended on December 29, 2001 to expand the then current purchase period. Under the plan, McLeodUSA sold 1,303,033 shares of Class A common stock in 2001, 849,995 shares in 2000 and 941,727 shares in 1999. The fair value of the employees' purchase rights was calculated for disclosure purposes using the Black-Scholes model with the following assumptions: an expected life of 6 months in 2001 and 2000 and 12 months in 1999; a risk-free interest rate of 4.8% in 2001, 6.36% in 2000 and 6.26% in 1999; expected volatility of 189.04% in 2001, 90.52% in 2000 and 68.44% in 1999; and no expected dividends. The weighted average fair value of each purchase right granted in 2001 was $12.71, in 2000 was $7.25 and in 1999 was $6.05. This plan was terminated on January 19, 2002.

        A summary of the status of McLeodUSA's stock option plans as of and for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands, except price data):

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 1999	73,626	3.12
Granted	44,961	7.33
Exercised	(12,483)	1.87
Forfeited	(4,830)	5.36

Outstanding at December 31, 1999	101,274	4.99

Granted	43,190	19.03
Substituted and converted in connection with acquisitions	9,051	9.55
Exercised	(19,438)	2.61
Forfeited	(7,176)	11.44

Outstanding at December 31, 2000	126,901	10.08

Granted	18,347	5.88
Exercised	(6,793)	4.14
Forfeited	(33,141)	13.52

Outstanding at December 31, 2001	105,314

	2001	2000	1999
Exercisable, end of year	44,360	31,938	21,279
Weighted-average fair value per option of options granted during the year	$5.73	$12.48	$4.11

        Other pertinent information related to the options outstanding at December 31, 2001 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range Of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.13 to $0.70	3,868,817	2.1	$0.40	3,169,370	$0.41
$0.71 to $2.96	10,120,769	6.2	2.52	5,084,270	2.84
$3.10 to $4.96	20,603,637	6.5	4.27	13,195,833	4.31
$5.02 to $7.50	33,291,224	7.8	6.19	9,434,305	6.11
$7.51 to $11.25	12,813,018	7.5	8.21	6,393,964	8.22
$11.26 to $16.87	6,047,772	8.2	13.93	2,300,217	13.94
$17.25 to $17.54	8,482,135	5.7	17.52	1,534,157	17.52
$17.55 to $20.46	7,486,974	8.2	20.44	2,046,828	20.39
$20.47 to $30.70	1,797,225	8.1	22.20	530,863	22.34
$30.71 to $124.48	802,656	7.8	62.65	669,792	62.76

	105,314,227	7.0	$8.57	44,359,599	$7.61

Note 9. Capital Stock Information and Stockholders' Agreements

        Authorized Capital Stock.    Under its certificate of incorporation, McLeodUSA has the authority to issue 2,034,000,000 shares of capital stock, consisting of 2,000,000,000 shares of Class A common stock, par value $.01 per share; 22,000,000 shares of Class B common stock, par value $.01 per share; 2,000,000 shares of serial preferred stock, par value $.01 per share; and 10,000,000 shares of Class II serial preferred stock, par value $.001 per share.

        Redeemable Convertible Preferred Stock:    Pursuant to an Exchange Agreement, dated September 30, 2001, (the "Exchange Agreement") McLeodUSA and the holders of McLeodUSA's Series B and C Preferred Shares executed a one-for-one exchange of all 275,000 shares of Series B Preferred and all 125,000 shares of Series C Preferred (collectively referred to as the "Original Redeemable Preferred Shares") for 275,000 shares of Series D Preferred and 125,000 shares of Series E Preferred (collectively referred to as the "New Redeemable Preferred Shares") in a non-cash transaction. The provisions of the New Redeemable Preferred Shares essentially mirror those of the Original Redeemable Preferred Shares except no dividends (other than the common equivalent dividend as provided for in the Original Redeemable Preferred Shares) will be paid on the New Redeemable Preferred Shares and the New Redeemable Preferred Shares are convertible into shares of Class A common stock at a rate of (1) the liquidation preference of $2,500 per share divided by (2) $6.10 (unless subsequently adjusted). The New Redeemable Preferred Shares rank on a parity with the Series A Preferred Stock with respect to dividend rights and rights on liquidation.

        The exchange of the Original Redeemable Preferred Shares for the New Redeemable Preferred Shares was based on the fair value of those securities at the date of the Exchange Agreement. For financial accounting purposes, the carrying value of the Original Redeemable Preferred Shares ($1.0 billion) over the fair value of the New Redeemable Preferred Shares ($147.0 million) was recorded as a gain on preferred stock exchange, net of transaction costs, and has reduced McLeodUSA's reported net loss to arrive at net loss available to common stockholders for the period ended December 31, 2001. The New Redeemable Preferred Shares are redeemable on a proportionally equal basis, in whole or in part, by McLeodUSA within 180 days following September 15, 2009. McLeodUSA can declare mandatory conversion after September 15, 2006 if the 60 day average market price of the Class A common stock exceeds the conversion price by at least 1%. The New Redeemable Preferred Shares will accrete for book purposes to their liquidation value of $1 billion by September 15, 2009, using the effective interest method, which will reduce prospective earnings available to common stockholders. The New Redeemable Preferred Shares will be cancelled on the effective date of the Plan.

        Cumulative Convertible Preferred Stock:    McLeodUSA issued one million shares of its Series A Preferred Stock on August 11, 1999 and an additional 150,000 shares on August 23, 1999. Holders of Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.75% of the liquidation preference payable quarterly on each February 15, May 15, August 15 and November 15. The quarterly dividend is $4.21875 per share, payable at McLeodUSA's option in cash or shares of Class A common stock. Series A Preferred Stock is convertible at the option of its holder, unless previously redeemed, at any time after the issue date, into shares of Class A common stock at a conversion rate of 25.79979 shares of Class A common stock for each share of Series A Preferred Stock (representing a conversion price of $9.69 per share of Class A common stock), subject to adjustment in certain events. In addition, if on or after August 15, 2002, the closing price of Class A common stock has equaled or exceeded 135% of the conversion price for at least 20 out of 30 consecutive business days, McLeodUSA will have the option to convert all of the Series A Preferred Stock into Class A common stock at the then current conversion rate. The holders of the Series A Preferred Stock will not be entitled to any voting rights unless payments of dividends on the Series A Preferred Stock are in arrears and unpaid for an aggregate of six or more quarterly dividend payments. McLeodUSA elected not to declare the quarterly stock dividend on the Series A Preferred Stock due November 15, 2001. The dividend will continue to accumulate at the rate of 6.75% annually. As of December 31, 2001, cumulative unpaid dividends totaled approximately $7.3 million. The Series A Preferred Stock will be cancelled on the effective date of the Plan.

        Stockholders' Agreements:    McLeodUSA previously entered into various agreements with significant stockholders, which contained provisions restricting the sale of equity securities without the prior written consent of McLeodUSA. Certain of these agreements, and in particular those agreements which also established certain representation on the Board of Directors for certain significant stockholders, expired by their terms as of December 31, 2001. The remaining stockholder agreement terminates as of December 31, 2002.

Note 10. Change-of-Control Agreements

        McLeodUSA has entered into change-of-control agreements with certain executive employees, which provide for certain payments in connection with termination of employment after a change of control (as defined within the agreements) of McLeodUSA. The change-of-control agreements terminate on December 31, 2006, unless a change of control occurs during the six-month period prior to December 31, 2006, in which case the agreements terminate on December 31, 2007. The agreements provide that if an executive terminates his or her employment within six months after a change of control or if the executive's employment is terminated within 24 months after a change of control in accordance with the terms and conditions set forth in the agreements, the executive will be entitled to certain benefits. The benefits include cash compensation, immediate vesting of outstanding stock options and coverage under McLeodUSA's group health plan.

        Executive employment agreements with McLeodUSA's top three executive employees also contain provisions relating to change of control. These employment agreements, which expire on January 7, 2003, and on August 13, 2004, in the case of Ms. Davis, provide that if the executive's employment is terminated in connection with a change of control, whether by the executive or by McLeodUSA or its successor, then the executive will be entitled to certain severance benefits. These benefits include foregone salary and other cash compensation, immediate vesting of all outstanding options to purchase common stock of McLeodUSA, and continuing coverage under McLeodUSA's group insurance programs for the remainder of the term of the relevant employment agreement.

Note 11. Retirement Plans and Postretirement Benefits

        ICTC, a wholly-owned subsidiary of McLeodUSA, maintains noncontributory defined pension and death benefit plans covering substantially all of its hourly employees. The pension benefit formula used in the determination of pension cost is based on the highest five consecutive calendar years' base earnings within the last ten calendar years immediately preceding retirement or termination. It is ICTC's policy to fund pension costs as they accrue subject to any applicable Internal Revenue Code limitations.

        In addition to providing pension benefits, ICTC provides an optional retiree medical program to its salaried and union retirees and spouses under age 65 and life insurance coverage for the salaried retirees. All retirees are required to contribute to the cost of their medical coverage while the salaried life insurance coverage is provided at no cost to the retiree.

        The change in benefit obligations and the change in plan assets for 2001 and 2000, and the components of net periodic benefit costs and the weighted-average assumptions for 2001, 2000 and 1999, are as follows (in millions):

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
Change in benefit obligations
Benefit obligation at beginning of year	$42.5	$41.3	$5.6	$5.5
Service cost	0.8	0.7	0.1	0.1
Interest cost	3.2	3.0	0.4	0.4
Benefits paid	(3.2)	(2.1)	(0.2)	(0.2)
Actuarial losses (gains)	4.1	(0.4)	1.8	(0.2)
Benefit obligation at end of year	$47.4	$42.5	$7.7	$5.6
Change in plan assets
Fair value of plan assets at beginning of year	$54.0	$54.4	$—	$—
Actual return on plan assets	—	1.7	—	—
Employer contributions	—	—	0.2	0.2
Benefits paid	(3.2)	(2.1)	(0.2)	(0.2)
Fair value of plan assets at end of year	$50.8	$54.0	$—	$—
Funded status	$3.4	$11.5	$(7.7)	$(5.5)
Unrecognized net actuarial gain	(8.2)	(16.7)	(1.0)	(3.0)
Unrecognized prior service cost	3.0	3.5	(1.7)	(1.9)
Unrecognized transition (asset) or obligation	—	(0.1)	3.2	3.6
Accrued benefit cost	$(1.8)	$(1.8)	$(7.2)	$(6.8)
	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Components of net periodic benefit costs
Service cost	$0.7	$0.7	$0.8	$0.1	$0.1	$0.1
Interest cost	3.2	3.0	2.9	0.4	0.4	0.4
Expected return on plan assets	(4.2)	(4.2)	(4.1)	—	—	—
Amortization of prior service costs	0.5	0.5	0.5	(0.2)	(0.2)	(0.2)
Amortization of transitional obligation	—	—	—	0.4	0.4	0.4
Recognized actuarial gain	(0.7)	(1.1)	(0.9)	(0.2)	(0.1)	(0.1)
Net periodic benefit cost	$(0.5)	$(1.1)	$(0.8)	$0.5	$0.6	$0.6
Weighted-average assumption as of December 31
Discount rate	7%	7.5%	7.5%	7.0%	7.5%	7.5%
Expected return on plan assets	8%	8%	8%	—	—	—
Rate of compensation increase	5%	5%	5%	5%	5%	5%

        The postretirement benefit obligation is calculated assuming that health-care costs increased by 7.5% in 2001 and 12% in 2002, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 6% in 2008 and subsequent years. The health-care cost trend rate can have a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. A one-percentage point increase each year in the health-care trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost components in 2001	$0.04	$(0.04)
Effect on year-end 2001 postretirement benefit obligations	$0.60	$(0.50)

        The weighted average discount rate used in determining the benefit obligation was 7.0% in 2001.

        Prior to January 1, 2000, pension benefits for substantially all employees of Dakota Telecommunications Group, Inc. ("DTG") were provided through the National Telephone Cooperative Association Retirement and Security Program (a defined benefit plan) and Savings Plan (a defined contribution plan) (together the "NTCA Plans"). On January 1, 2000, employees of DTG were given the option of remaining in the NTCA Plans or joining McLeodUSA's 401(k) profit-sharing plan. Substantially all employees elected to participate in McLeodUSA's 401(k) profit-sharing plan. McLeodUSA continues to make annual contributions to the NTCA Plans equal to the amounts accrued for pension expense on the remaining employees. The Retirement and Security Program is a multi-employer plan and the accumulated benefits and plan assets are not determined or allocated separately by the individual employer. The total pension costs for 2001 and 2000 were $34,000 and $33,000.

        McLeodUSA also has a 401(k) profit-sharing plan available to eligible employees. McLeodUSA contributed McLeodUSA stock valued at approximately $3.8 million, $3.9 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        In addition, McLeodUSA provided a nonqualified deferred compensation plan, which allowed selected employees to defer a portion of any compensation received. Those deferred amounts were invested in various funds at December 31, 2001 to provide assets and accumulated earnings to offset the deferred compensation amounts due to the participating employees. This deferred compensation plan was terminated in January 2002.

Note 12. Acquisitions

        Intelispan, Inc.:    On May 31, 2001, McLeodUSA acquired Intelispan, Inc., which provides managed network services to customers, in exchange for approximately 3.4 million shares of Class A common stock. The total purchase price was approximately $37.8 million based on the average closing price of Class A common stock for the ten trading days beginning five days prior to and ending four days after the announcement.

        One Source PhoneGuide, Inc.:    On January 19, 2001, McLeodUSA acquired a directory company, One Source PhoneGuide, Inc., for cash consideration and promissory notes totaling approximately $26.6 million.

        Splitrock Services, Inc. (Splitrock):    On March 30, 2000, McLeodUSA acquired Splitrock pursuant to the Amended Plan of Merger, dated February 11, 2000, in exchange for approximately 93.2 million shares of Class A common stock. The total purchase price was approximately $2.3 billion based on the average closing price of Class A common stock five days before and after January 6, 2000, the initial date of the merger agreement. Approximately $261 million in Splitrock debt remained outstanding after the closing. This debt has been retired.

        CapRock Communications Corp. (CapRock):    On December 7, 2000, McLeodUSA acquired CapRock pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A common stock. The total purchase price was approximately $579 million based on average closing price of Class A common stock for the ten trading days beginning five days prior to October 2, 2000, the date the merger agreement was announced, and ending four days after such announcement, plus the principal amount of outstanding CapRock senior notes of $360 million. These CapRock senior notes were exchanged for senior notes of McLeodUSA.

        The following table summarizes the purchase price allocations for McLeodUSA's business acquisitions (in millions):

Transaction Year:	2001	2000	1999
Cash purchase price	$21.8	$30.4	$230.8
Acquisition costs	0.9	112.2	8.7
Contracts payable	—	—	3.0
Option agreements	—	103.3	0.8
Promissory notes	4.8	59.1	14.8
Stock issued	37.8	2,045.0	480.2
Note received	—	—	(1.6)

	$65.3	$2,350.0	$736.7

Working capital acquired, net	$(0.7)	$(88.1)	$(16.4)
Fair value of other assets acquired	4.0	765.3	133.0
Goodwill and other intangibles	62.0	2,318.1	874.0
Liabilities assumed	—	(645.3)	(253.9)

	$65.3	$2,350.0	$736.7

        These acquisitions have been accounted for under the purchase method and the results of operations are included in the consolidated financial statements since the dates of acquisition.

        The following is the unaudited consolidated results of operations for the years ended December 31, 2001 and 2000 on a pro forma basis as though the above entities had been acquired as of the beginning of the respective periods are as follows:

	2001	2000
	(In millions, except per share data)
Revenue	$1,814.8	$1,685.8
Net loss applicable to common shares	(2,803.2)	(616.9)
Loss per common share	(4.50)	(1.04)

        The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 13. Related Party Transactions

        McLeodUSA has entered into agreements with a stockholder that give certain rights-of-way to McLeodUSA for the construction of its telecommunications network in exchange for capacity on the network.

        McLeodUSA provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA or are affiliates. Revenues from services provided totaled $4.5 million, $6.1 million and $4.2 million and services purchased, primarily rent, professional services and database verification services, totaled $17.7 million, $20.6 million and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Forstmann Little has a significant equity interest in both McLeodUSA and XO Communications, Inc. ("XO"). XO purchases interconnection and facilities based telecommunications services from McLeodUSA. In addition, during 2001, XO acquired certain unlit metro network capacity from McLeodUSA. The payments received for such services and capacity totaled $8.6 million. McLeodUSA purchased certain unlit metro network capacity and other telecommunications services from XO during 2001 for $8.5 million.

        At December 31, 2001, McLeodUSA had a receivable from Clark McLeod totaling approximately $1.4 million for expenses related to an aircraft held jointly with McLeodUSA. Subsequent to year end, the aircraft was sold and the receivable paid.

        In December 1998, McLeodUSA entered into a split dollar agreement for life insurance policies on the joint lives of Clark and Mary McLeod. The McLeod Family 1998 Special Trust is sole owner and beneficiary of each policy. The McLeod Family 1998 Special Trust agreed to assign the policies to McLeodUSA as collateral for the payment by McLeodUSA of the premiums for these policies. The aggregate face amount of the policies was $113,000,000. McLeodUSA agreed with Clark and Mary McLeod that one of the principal reasons for entering into the agreement was to avoid any need for their heirs to liquidate their holdings of Class A common stock at or soon after the death of one or both of them. Clark and Mary McLeod have agreed to restrictions on their ability to sell or otherwise dispose of their shares of Class A common stock. By the terms of the split dollar agreement, McLeodUSA's obligation to make premium payments would terminate upon the twentieth anniversary, or earlier termination, of the agreement. Upon termination prior to the death of the survivor of Clark and Mary McLeod, McLeodUSA was entitled to receive from the trustees of the McLeod Family 1998 Special Trust an amount equal to the aggregate total premiums McLeodUSA paid.

        In July 2001, McLeodUSA, for consideration received, agreed to modify the terms of the split dollar agreement to eliminate McLeodUSA's ability to unilaterally cancel the agreement. As of December 2001, McLeodUSA made annual premium payments pursuant to the agreement of $1.88 million for each of 1998, 1999 and 2000. As of December 2001, the life insurance policies held by the trustees had a net cash surrender value of $2.7 million.

        In January 2002, McLeodUSA and the trustees entered into a modification and restatement of the split dollar agreement pursuant to which the trustees made a payment to McLeodUSA in the amount of $2.7 million in exchange for McLeodUSA's release of its collateral assignments on the existing policies and for its agreement to make a single further premium payment of $1.88 million (the payment otherwise due in December 2001 under the split dollar agreement, as modified) to acquire additional insurance on the lives of Clark and Mary McLeod. As a result of this modification and restatement, McLeodUSA was fully released from its obligations to make future payments under such policies. The additional life insurance policy is owned by McLeodUSA, subject to a split dollar endorsement in favor of the trustees. Pursuant to this endorsement, at any time after December 31, 2003, the trustees have the option to purchase this policy from McLeodUSA for the policy's then net cash surrender value. Upon the trustees' exercise of such option, the restrictions on Clark and Mary McLeod's Class A Common Stock contained in the split dollar agreement will terminate.

Note 14. Quarterly Data—(Unaudited)

        The following tables include summarized quarterly financial data for the years ended December 31:

	Quarters
	First	Second	Third	Fourth
	(In millions, except per share data)
2001:
Revenue	$433.1	$473.6	$450.5	$453.7
Operating loss	(119.6)	(156.3)	(3,082.7)	(112.1)
Net loss	(173.2)	(131.7)	(3,108.4)	(186.6)
Loss applicable to common shares	(186.8)	(145.3)	(2,262.0)	(200.5)
Loss per common share	(0.31)	(0.24)	(3.62)	(0.32)
2000:
Revenue	$288.3	$331.8	$366.6	$410.0
Operating loss	(42.6)	(101.5)	(98.5)	(106.3)
Net loss	(58.5)	(125.7)	(152.2)	(140.9)
Loss applicable to common shares	(72.1)	(139.3)	(165.8)	(154.5)
Loss per common share	(0.15)	(0.24)	(0.28)	(0.26)
1999:
Revenue	$181.1	$222.7	$241.1	$263.9
Operating loss	(26.3)	(32.5)	(36.7)	(36.2)
Net loss	(47.5)	(61.4)	(58.4)	(53.0)
Loss applicable to common shares	(47.5)	(61.4)	(62.5)	(66.6)
Loss per common share	(0.12)	(0.14)	(0.14)	(0.14)

Note 15: Information by Business Segment

        McLeodUSA operates predominantly in two reportable operating segments: (1) Communications Services: providing communications and related services, such as local and long distance service, providing end-to-end data communications and telecommunications network sales; and (2) Directory: selling advertising space in telephone directories, and publishing and distributing directories to local area subscribers. These business segments have separate management teams and infrastructures that offer different products and services.

        McLeodUSA previously reported under three operating segments after the acquisition of Splitrock on March 30, 2000. The former Splitrock entity operations were reported under the Data segment. Due to changes in McLeodUSA's structure and the way it evaluates performance, the Data segment has been combined with the Communications Services segment. The twelve month period ended December 31, 2000 has been restated for this change.

        McLeodUSA evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization, excluding general corporate expenses ("EBITDA"). The accounting policies of the reportable segments are the same as those described in Note 1.

        Identifiable assets (excluding intersegment receivables) are McLeodUSA's assets that are identified in each business segment. Other primarily includes cash and cash equivalents, investments in available-for-sale securities, administrative headquarters and goodwill recorded as a result of acquisitions.

        In 2001, 2000 and 1999, no single customer or group under common control represented 10% or more of McLeodUSA's sales.

        Segment information for the years 2001, 2000 and 1999 was as follows (in millions):

	Communications Services	Directory	Other	Total
2001
Revenues	$1,512.4	$298.4	$—	$1,810.8

EBITDA	55.5	57.3	(23.6)	89.2
Depreciation and Amortization	(426.5)	(35.8)	(155.5)	(617.8)
Interest Income	0.4	0.1	9.8	10.3
Interest Expense	(4.2)	—	(249.0)	(253.2)
Other	(1.1)	(0.2)	115.1	113.8
Restructuring, asset impairment and other charges	(2,912.6)	—	(29.5)	(2,942.1)

Net Income (Loss)	(3,288.5)	21.4	(332.7)	(3,599.8)

Total assets	2,876.9	507.0	1,371.2	4,755.1
Capital expenditures, including Acquisitions	621.0	34.1	68.4	723.5

2000
Revenues	$1,142.8	$253.9	$—	$1,396.7

EBITDA	48.2	43.2	(30.6)	60.8
Depreciation and Amortization	(226.6)	(32.4)	(150.6)	(409.6)
Interest Income	2.2	0.6	45.0	47.8
Interest Expense	(14.1)	—	(137.3)	(151.4)
Other	(0.6)	(0.1)	0.2	(0.5)

Net Income (Loss)	(190.9)	11.3	(273.3)	(452.9)

Total assets	3,379.1	521.1	3,456.8	7,357.0
Capital expenditures, including Acquisitions	1,801.4	66.5	1,721.5	3,589.4

1999
Revenues	$697.5	$211.3	$—	$908.8

EBITDA	44.4	33.8	(19.2)	59.0
Depreciation and Amortization	(117.8)	(30.0)	(42.9)	(190.7)
Interest Income	1.9	—	40.7	42.6
Interest Expense	(6.4)	(0.7)	(129.7)	(136.8)
Other	7.0	(0.1)	(1.3)	5.6

Net Income (Loss)	(70.9)	3.0	(152.4)	(220.3)

Total assets	1,729.6	441.3	2,032.2	4,203.1
Capital expenditures, including Acquisitions	716.9	217.2	382.5	1,316.6

Note 16: PCS License Sales

        During 2001, McLeodUSA received aggregate net proceeds of $125.6 million and recorded gains of $92.7 million related to the sales of all of its PCS licenses.

Note 17: Litigation

        On December 7, 2000, McLeodUSA acquired CapRock pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock. Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000.

        The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act. Consolidated with these claims are allegations that CapRock's June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act. The named defendants in these lawsuits include CapRock and certain of its officers and directors. The plaintiffs in the lawsuits seek monetary damages and other relief. The defendants have filed a motion to dismiss, which is pending before the Court. McLeodUSA believes these lawsuits are without merit and intends to vigorously defend them.

        McLeodUSA, together with Chairman Clark E. McLeod, President and Chief Executive Officer Stephen C. Gray, and Chief Operating and Financial Officer Chris A. Davis (the "Individual Defendants") have been named as Defendants in the following six substantially similar putative securities class actions that were filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division): (1) New Millennium Growth Fund LLC v. McLeod USA, Inc. et al., Civil Action No. C02-1, filed on January 11, 2002; (2) Colbert Birnet LP v. McLeod USA, Inc. et al., Civil Action No. C02-6, filed on January 18, 2002; (3) Jeffrey Brandes v. McLeod USA, Inc. et al., Civil Action No. C02-7, filed on January 18, 2002; (4) Albert R. Currie v. McLeod USA, Inc. et al., Civil Action No. C02-8, filed on January 18, 2002; (5) Randall J. Burns v. McLeod USA, Inc. et al., Civil Action No. C02-13, filed on January 25, 2002 and (6) Robert Corwin v. McLeod USA Incorporated, et al., Civil Action No. C02-16, filed on January 31, 2002. In addition, the Individual Defendants have been named as defendants in seven substantially similar putative securities class actions that were filed in the same court subsequent to the filing of McLeodUSA's Chapter 11 case and therefore do not name McLeodUSA as defendant. These thirteen putative securities class actions are collectively referred to as the "Recent Securities Cases." New Millenium Growth Fund LLC filed claims against McLeodUSA in McLeodUSA's Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Recent Securities Cases.

        We have an obligation to indemnify the Individual Defendants. As these recent cases are in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, McLeodUSA believes that Plaintiffs' claims are without merit and intends to defend the actions vigorously.

        On March 15, 2002, Steven Crowl v. Anne Bingaman, et al., Civil Action No. C02-49, was filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division). The case is a putative class action brought pursuant to the Employee Retirement Income Security Act of 1974, as amended, on behalf of participants in the McLeodUSA Incorporated 401(k) Profit Sharing Plan against certain present and former members of McLeodUSA's Board of Directors. The complaint alleges breach of fiduciary duty, mismanagement of plan assets and misrepresentation. The alleged class period is January 8, 2001 to December 3, 2001. The complaint also names as defendants "John Does," as yet unidentified members of McLeodUSA's Employee Benefits Committee, and "Richard Roes," as yet unidentified additional members of McLeodUSA's Board of Directors. McLeodUSA has an obligation to indemnify its directors and former directors named as defendants. As this case is in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, McLeodUSA believes that Plaintiff's claims are without merit and intends to defend the action vigorously.

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the MegaBells.

        McLeodUSA anticipates the MegaBells will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint to reduce regulatory oversight and state regulation over their rates and operations including, but not limited to, United States Supreme Court review of FCC pricing rules. The MegaBells are also actively pursuing major changes in the Telecommunications Act of 1996, by litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the MegaBells' actions, or to compete with the MegaBells, in the future.

        There are no assurances that McLeodUSA will succeed in its challenges to these or other actions by the MegaBells that would prevent or deter McLeodUSA from successfully competing with the MegaBells.

        On January 31, 2002, McLeodUSA commenced proceedings in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code (Case No. 02-10288) in order to implement the terms of the Plan. The Plan was confirmed by order of the Bankruptcy Court on April 5, 2002.

Note 18: Effects of New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. McLeodUSA does not currently hold any derivative instruments or engage in hedging activities. As such, the adoption of SFAS No. 133 as of January 1, 2001 had no effect on McLeodUSA's operations.

Accounting for Business Combinations

        In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations" ("SFAS No. 141"), effective for all business combinations initiated and made after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for under the purchase method and establishes additional reporting requirements for business combinations. McLeodUSA currently accounts for all business combinations under the purchase method and the adoption of this statement had no effect on McLeodUSA's operations.

Accounting for Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Early implementation is not allowed. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. Had SFAS No. 142 been effective January 1, 2001, McLeodUSA estimates that amortization expense would have been reduced by approximately $150 million. McLeodUSA anticipates that the adoption of SFAS No. 142 will cause it to write off a significant amount, if not all, of its existing goodwill and will have a material effect on its financial statements.

Accounting for Asset Retirement Obligations

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. McLeodUSA is currently evaluating the impact that the statement will have on its financial position and the results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), effective for fiscal years beginning after December 15, 2001. SFAS No. 144 covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. McLeodUSA is currently evaluating the impact that the statement will have on its financial position and the results of operations.

Note 19: Subsequent Events

Sale of McLeodUSA Media Group, Inc.

        On January 19, 2002, McLeodUSA terminated, pursuant to its terms, its agreement to sell its directory publishing business, Pubco, to an affiliate of Forstmann Little and agreed to sell Pubco to Yell Group Limited for $600 million in cash, subject to adjustment.

Sale of Splitrock

        On January 24, 2002, McLeodUSA completed the sale of certain of its internet/data assets (formerly part of Splitrock Services, Inc.) and wholesale dial-up Internet Service Provider ("ISP") customer base to Level 3 Communications, LLC ("Level 3") for approximately $50 million in cash and the assumption of certain operating liabilities. Under the terms of the agreement, Level 3 purchased approximately 350 POPS (points of presence) across the United States, the related facilities, equipment and underlying circuits, plus the wholesale ISP customer base. The transaction excluded fiber optic cable obtained under the existing IRU Agreement with Level 3 acquired by McLeodUSA in the acquisition of Splitrock. The parties also entered into operating agreements enabling McLeodUSA to continue providing service and support to customers in its 25-state footprint. The ISP customer base generated approximately $64 million in revenues during 2001, and the results of operations are included in the Communications Services segment.

Sale of Integrated Business Systems

        On January 24, 2002, McLeodUSA Integrated Business Systems, Inc. ("IBS"), an indirect wholly-owned subsidiary of McLeodUSA, sold certain of the assets used in its telecommunications customer premise equipment business in the metropolitan areas of Minneapolis, Minnesota; Cedar Rapids, Des Moines, Dubuque and Waterloo, Iowa; and Denver, Colorado, as well as the data provider business conducted by IBS under the name "DataNet," to Inter-Tel Technologies, Inc. for $8 million plus the assumption of certain liabilities. The sale excluded the telecommunications customer premise equipment business conducted in Illinois.

Sale of CapRock Services Corporation

        On April 8, 2002, McLeodUSA sold its indirect, wholly-owned subsidiary IWL Communications, Incorporated, d/b/a CapRock Services Corporation for $21 million. The transaction included CapRock UK Limited and Spacelink Systems, Inc., two wholly-owned subsidiaries of CapRock Services.

Chapter 11 Proceedings

        On January 31, 2002, McLeodUSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 02-10288). The Chapter 11 case includes only the parent company, McLeod USA Incorporated. None of the operating subsidiaries, which include McLeodUSA Telecommunications Services, McLeodUSA Publishing and ICTC, are part of the Chapter 11 proceedings. The Plan was confirmed by order of the Bankruptcy Court on April 5, 2002.

Shareholder Lawsuits

        McLeodUSA, together with Chairman Clark E. McLeod, President and Chief Executive Officer Stephen C. Gray, and Chief Operating and Financial Officer Chris A. Davis (the "Individual Defendants") have been named as Defendants in the following six substantially similar putative securities class actions that were filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division): (1) New Millennium Growth Fund LLC v. McLeod USA, Inc. et al., Civil Action No. C02-1, filed on January 11, 2002; (2) Colbert Birnet LP v. McLeod USA, Inc. et al., Civil Action No. C02-6, filed on January 18, 2002; (3) Jeffrey Brandes v. McLeod USA, Inc. et al., Civil Action No. C02-7, filed on January 18, 2002; (4) Albert R. Currie v. McLeod USA, Inc. et al., Civil Action No. C02-8, filed on January 18, 2002; (5) Randall J. Burns v. McLeod USA, Inc. et al., Civil Action No. C02-13, filed on January 25, 2002 and (6) Robert Corwin v. McLeod USA Incorporated, et al., Civil Action No. C02-16, filed on January 31, 2002. In addition, the Individual Defendants have been named as defendants in seven substantially similar putative securities class actions that were filed in the same court subsequent to the filing of McLeodUSA's Chapter 11 case and therefore do not name McLeodUSA as defendant. New Millenium Growth Fund LLC filed claims against McLeodUSA in McLeodUSA's Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Recent Securities Cases.

        We have an obligation to indemnify the Individual Defendants. As the Recent Securities Cases are in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, McLeodUSA believes that Plaintiffs' claims are without merit and intends to defend the actions vigorously.

        On March 15, 2002, Steven Crowl v. Anne Bingaman, et al., Civil Action No. C02-49, was filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division). The case is a putative class action brought pursuant to the Employee Retirement Income Security Act of 1974, as amended, on behalf of participants in the McLeodUSA Incorporated 401(k) Profit Sharing Plan. The complaint alleges breach of fiduciary duty, mismanagement of plan assets and misrepresentation. The alleged class period is January 8, 2001 to December 3, 2001. The complaint also names as defendants "John Does," as yet unidentified members of McLeodUSA's Employee Benefits Committee, and "Richard Roes," as yet unidentified additional members of McLeodUSA's Board of Directors. McLeodUSA has an obligation to indemnify its directors and former directors named as defendants. As this case is in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, McLeodUSA believes that Plaintiff's claims are without merit and intends to defend the action vigorously.

MCLEODUSA INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year Ended December 31, 1999:
Allowance for doubtful accounts and discounts	$15,568,000	$20,412,000	$7,015,000	(1)	$1,580,000	$41,415,000
Valuation reserve on deferred tax assets	78,556,000	91,037,000	—		—	169,593,000

	$94,124,000	$111,449,000	$7,015,000		$1,580,000	$211,008,000

Year Ended December 31, 2000:
Allowance for doubtful accounts and discounts	$41,415,000	$35,221,000	$22,243,000	(2)	$9,122,000	$89,757,000
Valuation reserve on deferred tax assets	169,593,000	350,952,000	—		—	520,545,000

	$211,008,000	$386,173,000	$22,243,000		$9,122,000	$610,302,000

Year Ended December 31, 2001:
Allowance for doubtful accounts and discounts	$89,757,000	$54,563,000	$297,000	(3)	$80,456,000	$64,161,000
Valuation reserve on deferred tax assets	520,545,000	1,452,247,000	—		—	1,972,792,000

	$610,302,000	$1,506,810,000	$297,000		$80,456,000	$2,036,953,000

(1)
$7,015,000 relates to the allowance for doubtful accounts and discounts from acquisitions made in 1999.

(2)
$22,243,000 relates to the allowance for doubtful accounts and discounts from acquisitions made in 2000.

(3)
$297,000 relates to the allowance for doubtful accounts and discounts from acquisitions made in 2001.

S-1

EXHIBIT INDEX

10.61	Form of Indemnification Agreement between McLeodUSA Incorporated and certain officers and directors of McLeodUSA.
21.1	Subsidiaries of McLeodUSA Incorporated.
23.1	Consent of Arthur Andersen LLP.
99.4	Letter to the Commission pursuant to Temporary Note 3T.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for McLeodUSA's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
Selected Consolidated Financial Data of McLeodUSA (In millions, except per share data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
GLOSSARY
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In millions, except per share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2001, 2000 and 1999 (In millions, except shares)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
McLEODUSA INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MCLEODUSA INCORPORATED SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX