Form 10-K/A
period 2001-12-31
MCLEODUSA INC
filed 2002-04-19
CIK 919943

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

        Our annual report on Form 10-K for our fiscal year ended December 31, 2001 was filed on April 12, 2002. Our plan of reorganization became effective on April 16, 2002.

        This amendment to our annual report on Form 10-K for our fiscal year ended December 31, 2001 reflects changes to Item 1 (Business), Item 6 (Selected Consolidated Financial Date of McLeodUSA), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of our Form 10-K as a result of the implementation of our plan of reorganization on April 16, 2002 and the subsequent revisions to the report dated April 9, 2002 of our independent public accountants on our financial statements for our fiscal year ended December 31, 2001. Our independent public accountant's report on our financial statements for the fiscal year ended December 31, 2001 originally included a comment regarding the plan of reorganization not being effective as of the date of their report and our ability to continue as a going concern. Because the plan of reorganization was not effective as of the date we filed our Form 10-K, we classified our borrowings under our credit agreement as short-term. Because the plan of reorganization became effective on April 16, 2002, Arthur Andersen LLP has issued a revised report which removes the comment about our ability to continue as a going concern. In addition, we have classified our borrowings under our credit agreement as long-term, except for those amounts that were paid as part of the plan of reorganization.

        Other than as described above, we have made no further changes to our Form 10-K filed April 12, 2002.

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

        See the "Glossary" appearing at page 90 for definitions of some of the terms used in this Form 10-K.

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

        The waivers and modifications to the Credit Agreement described above will remain in effect so long as we are pursuing the restructuring as outlined in the Plan unless we fail to satisfy any "progress condition" on a timely basis. The progress conditions include a requirement that the restructuring be consummated on or before August 1, 2002. We had not yet consummated the restructuring as of the date we filed our Form 10-K; therefore, we classified our borrowings under the Credit Agreement as short-term. Also, orders respecting use of the lenders' cash collateral must be in the forms attached to the Third Amendment or otherwise in accordance with terms agreeable to the lenders, which orders were obtained from the Bankruptcy Court on January 31, 2002 and February 22, 2002. We believed that we were in compliance with the other progress conditions contained in the Third Amendment and expected to emerge from the Chapter 11 proceedings prior to the termination of the Third Amendment. The Plan became effective on April 16, 2002; therefore, we have classified our borrowings under the Credit Agreement as long-term, except for those amounts that were paid as part of the Plan.

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

Item 6.    Selected Financial Data.

Selected Consolidated Financial Data of McLeodUSA
(In millions, except per share data)

	Year Ended December 31,
	1997	1998	1999	2000	2001
Operations Statement:
Revenue	$267.9	$604.1	$908.8	$1,396.7	$1,810.8
Operating Expenses
Cost of service (exclusive of depreciation expense shown separately below)	151.2	323.2	457.1	772.8	1,056.9
Selling, general and administrative	148.2	260.9	392.7	563.2	664.7
Depreciation and amortization	33.3	89.1	190.7	409.6	617.8
Restructuring, asset impairment and other charges	4.6	5.6	—	—	2,942.1

Total operating expenses	337.3	678.8	1,040.5	1,745.6	5,281.5

Operating Loss	(69.4)	(74.7)	(131.7)	(348.9)	(3,470.7)
Interest expense, net	(12.0)	(52.2)	(94.2)	(103.6)	(242.9)
Other income (expense)	1.5	2.0	5.6	(0.4)	113.8
Income taxes	—	—	—	—	—

Net loss before extraordinary charge	(79.9)	(124.9)	(220.3)	(452.9)	(3,599.8)
Extraordinary charge for early extinguishment of debt	—	—	—	(24.4)	—

Net loss	(79.9)	(124.9)	(220.3)	(477.3)	(3,599.8)
Gain on exchange of Preferred Stock	—	—	—	—	851.2
Preferred stock dividend	—	—	(17.7)	(54.4)	(45.9)

Loss applicable to common shares	$(79.9)	$(124.9)	$(238.0)	$(531.7)	$(2,794.5)

Net loss per common share:
Loss before extraordinary charge	$(0.24)	$(0.33)	$(0.54)	$(0.91)	$(4.51)
Extraordinary charge	—	—	—	(0.04)	—

Loss per common share	$(0.24)	$(0.33)	$(0.54)	$(0.95)	$(4.51)

Weighted average common shares outstanding	329.8	376.8	443.1	558.4	620.3

	December 31,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Current assets	$517.9	$793.2	$1,569.5	$562.8	$525.4
Working capital (deficit)	$378.6	$613.2	$1,272.8	$(283.6)	$(3,045.2)
Property and equipment, net	$373.8	$629.7	$1,270.0	$3,019.1	$2,682.6
Total assets	$1,345.7	$1,925.2	$4,203.1	$7,365.6	$4,755.1
Long-term debt	$613.4	$1,245.2	$1,763.8	$2,732.2	$967.9
Redeemable convertible preferred stock	$—	$—	$1,000.0	$1,000.0	$156.1
Stockholder's equity	$559.4	$462.8	$1,108.5	$2,756.1	$27.0
	Year Ended December 31,
	1997	1998	1999	2000	2001
Other Financial Data:
Capital expenditures
Property, plant and equipment	$179.3	$290.0	$580.0	$1,239.3	$663.1
Business acquisitions	$421.9	$49.7	$736.6	$2,350.0	$65.3

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

        We have experienced operating losses since our inception and have financed our losses and capital expansion principally through public debt offerings, borrowings under the Credit Agreement and equity proceeds. As of December 31, 2001, we had an accumulated deficit of $3,821.6 million, a working capital deficit of $3,985.2 million that was primarily caused by the short-term classification of our Notes and borrowings under the Credit Agreement totaling $3,918.9 million, and cash and cash equivalents and short-term investments totaling $151.9 million. Our Notes have been classified as short-term at year end as we are in default of the terms of the Notes due to non-payment of interest. Because the Plan became effective on April 16, 2002, we have classified our borrowings under the Credit Agreement as long-term, except for those amounts that were paid as part of the Plan, resulting in a revised working capital deficit of $3,045.2 million at December 31, 2001.

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

        The waivers and modifications to the Credit Agreement described above will remain in effect so long as we are pursuing the restructuring unless we fail to satisfy any of the conditions of the Third Amendment in a timely manner. Among other things, one of the conditions includes a requirement that the restructuring be consummated on or before August 1, 2002. We had not yet consummated the restructuring as of the date we filed our Form 10-K; therefore, we classified our borrowings under the Credit Agreement as short-term. We believed that we were in compliance with the other conditions contained in the Third Amendment and expected to emerge from the Chapter 11 proceedings prior to the termination of the Third Amendment. The Plan became effective on April 16, 2002; therefore, we have classified our borrowings under the Credit Agreement as long-term, except for those amounts that were paid as part of the Plan.

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

        The following table sets forth our contractual obligations to make future payments at December 31, 2001 (in millions):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Senior notes(1)	$2,918.9	$—	$—	$—	$2,918.9
Credit Agreement(2)	60.0	52.7	170.4	716.9	1,000.0
Capital lease and other long-term obligations	17.3	7.7	0.2	20.0	45.2
Operating leases	52.4	92.1	72.6	97.7	314.8

Total	$3,048.6	$152.5	$243.2	$834.6	$4,278.9

(1)
The senior notes have been classified as current because we are in default of the terms of the senior notes due to non-payment of interest. Their contractual maturities are in 2007 and beyond. The obligations under the senior notes will be discharged on the effective date of the Plan.

(2)
Among other things, one of the conditions of the Third Amendment includes a requirement that the restructuring be consummated on or before August 1, 2002. We had not yet consummated the restructuring as of the date we filed our Form 10-K; therefore, we classified our borrowings under the Credit Agreement as short-term. The Plan became effective on April 16, 2002; therefore, we have classified our borrowings under the Credit Agreement as long-term, except for those amounts that were paid as part of the Plan.

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

Basis of Financial Statement Presentation

        On January 31, 2001, we commenced a proceeding under Chapter 11 of the Bankruptcy Code and filed the Plan. Although the Bankruptcy Court confirmed the Plan on April 5, 2002, the Plan was not effective as of the date we filed our Form 10-K. Because the Plan was not effective, our independent public accountants included a comment in their report for the year ended December 31, 2001, about our ability to continue as a going concern. Our financial statements and the notes thereto and the other financial data appearing elsewhere in the Form 10-K did not include any adjustments that might have resulted from the outcome of this proceeding. Because the Plan became effective on April 16, 2002, our independent public accountants issued a revised report which removed the comment about our ability to continue as a going concern.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCLEODUSA INCORPORATED
April 19, 2002	By	/s/ CLARK E. MCLEOD Clark E. McLeod Chairman and Director

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

                      ARTHUR ANDERSEN LLP

Chicago, Illinois
April 16, 2002

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	December 31, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$147.4	$15.7
Investment in available-for-sale securities	4.5	64.7
Trade receivables, net	273.2	337.8
Inventory	14.0	25.1
Deferred expenses	54.0	48.3
Prepaid expenses and other	32.3	62.6

TOTAL CURRENT ASSETS	525.4	554.2

Property and equipment
Land and buildings	118.1	118.4
Communications networks	1,955.9	1,411.4
Furniture, fixtures and equipment	473.5	428.6
Networks in progress	869.3	1,497.7

	3,416.8	3,456.1
Less accumulated depreciation	734.2	437.0

	2,682.6	3,019.1

Investments, Intangibles and Other Assets
Other investments	28.3	29.2
Goodwill, net	1,054.0	3,226.2
Other intangibles, net	386.4	391.0
Other	78.4	137.3

	1,547.1	3,783.7

	$4,755.1	$7,357.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$17.3	$27.3
Long-term debt classified as current	2,978.9	—
Accounts payable	105.0	249.6
Accrued payroll and payroll related expenses	27.9	43.0
Other accrued liabilities	389.9	427.7
Deferred revenue, current portion	18.1	36.4
Customer deposits	33.5	53.8

TOTAL CURRENT LIABILITIES	3,570.6	837.8
Long-term debt, less current maturities	967.9	2,732.2
Deferred revenue, less current portion	16.4	12.1
Other long-term liabilities	17.1	18.8

	4,572.0	3,600.9

Redeemable convertible preferred stock
Preferred, Series B, redeemable, convertible, $.01 par value; authorized, issued and outstanding 2001 none; 2000 275,000	—	687.5
Preferred, Series C, redeemable, convertible, $.01 par value; authorized, issued and outstanding 2001 none; 2000 125,000	—	312.5
Preferred, Series D, redeemable, convertible, $.01 par value; authorized, issued and outstanding 2001 275,000; 2000 none	110.4	—
Preferred, Series E, redeemable, convertible, $.01 par value; authorized, issued and outstanding 2001 125,000; 2000 none	45.7	—

	156.1	1,000.0

Stockholders' Equity
Capital Stock:
Preferred, Series A, $.01 par value; authorized, issued and outstanding 2001 1,149,375 shares; 2000 1,149,400 shares	—	—
Common, Class A, $.01 par value; authorized 2,000,000,000 shares; issued and outstanding 2001 627,739,907 shares; 2000 606,596,945 shares	6.3	6.1
Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares; issued and outstanding 2001 and 2000 none	—	—
Additional paid-in capital	3,843.4	3,749.7
Accumulated deficit	(3,821.6)	(1,027.1)
Accumulated other comprehensive income	(1.1)	27.4

	27.0	2,756.1

	$4,755.1	$7,357.0

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

        On January 31, 2001, McLeodUSA commenced a proceeding under Chapter 11 of the Bankruptcy Code and filed the Plan (as defined below). Although the Bankruptcy Court confirmed the Plan on April 5, 2002, the Plan was not effective as of the date McLeodUSA's Form 10-K was filed. Until the Plan was effective, there was substantial doubt about McLeodUSA's ability to continue as a going concern. McLeodUSA's financial statements included in the Form 10-K did not include any adjustments that might have resulted from the outcome of this proceeding. The Plan became effective on April 16, 2002.

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

        The waivers and modifications to the Credit Agreement described above will remain in effect so long as McLeodUSA is pursuing the restructuring unless McLeodUSA fails to satisfy any of the conditions of the Third Amendment in a timely manner. Among other things, one of the conditions includes a requirement that the restructuring be consummated on or before August 1, 2002. McLeodUSA had not yet consummated the restructuring as of the date it filed its Form 10-K; therefore, McLeodUSA classified its borrowings under the Credit Agreement as short-term. McLeodUSA believed that it was in compliance with the other conditions contained in the Third Amendment and expected to emerge from the Chapter 11 proceedings prior to the termination of the Third Amendment. The Plan became effective on April 16, 2002; therefore, McLeodUSA has classified its borrowings under the Credit Agreement as long-term, except for those amounts that were paid as part of the Plan.

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

        McLeodUSA's debt consisted of the following at December 31, 2001 and 2000:

	2001	2000
	(In Millions)
Revolving Credit Facility, variable rate due May 31, 2007	$150.0	$—
Tranche A Term Facility, variable rate due in various installments through May 31, 2007	275.0	—
Tranche B Term Facility, variable rate due May 30, 2008	575.0	575.0
10 1/2% Senior Discount Notes due March 1, 2007(B)	491.7	443.9
9 1/4% Senior Notes due July 15, 2007(B)	225.0	225.0
8 3/8% Senior Notes due March 15, 2008(B)	300.0	300.0
9 1/2% Senior Notes due November 1, 2008(B)	300.0	300.0
8 1/8% Senior Notes due February 15, 2009(B)	500.0	500.0
11 1/2% Senior Notes due May 1, 2009(B)	203.2	202.3
12% Senior Notes due July 15, 2008(B)	149.0	148.8
11 3/8% Senior Notes due January 1, 2009(B)	750.0	—
Greene County Partners, Inc. senior notes due in quarterly payments of $450,000 bearing interest at 6.35% and maturing in April 2001	—	9.9
ICTC Series K, 8.620% First Mortgage Bonds due September 2022(A)	10.0	10.0
ICTC Series L, 7.050% First Mortgage Bonds due October 2013(A)	10.0	10.0
Capitalized Lease payable, due in various installments payments, bearing interest at 3.90% to 11.5%, with final payment due in December 2004	22.5	30.9
Note payable due in various annual installments, including interest at 8.25%, through 2006. Collateralized by publishing rights to purchased directories	0.4	0.5
Other long-term borrowings, due in various installments bearing interest at rates ranging from 0% to 9.0% through December 2004	2.3	3.1
Incentive compensation agreements, due in various estimated amounts plus interest at 6.0% through January 2001	—	0.1

	3,964.1	2,759.5
Less current maturities of long-term debt	17.3	27.3
Less long-term debt classified as current	2,978.9	—

	$967.9	$2,732.2

(A)
ICTC's first mortgage bonds are collateralized by substantially all real and personal property of the subsidiary. The bond indenture contains various provisions restricting, among other things, the payment of dividends and repurchase of its own stock. Early redemption of the Series K and Series L Bonds is permitted.

(B)
Notes classified as current due to default after December 31, 2001.

        Principal payments required on the outstanding debt at December 31, 2001 are as follows (in millions):

2002	$2,996.2
2003	21.7
2004	38.7
2005	69.3
2006	101.3
Later years	736.9

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

Effectiveness of the Plan

        The Plan became effective on April 16, 2002.

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

Explanatory Note
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