Form 10-Q
period 2002-03-31
MCLEODUSA INC
filed 2002-05-15
CIK 919943

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to

Commission file number 0-20763

McLEODUSA INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	42-1407240 (IRS Employer Identification No.)
McLeodUSA Technology Park 6400 C Street SW P.O. Box 3177 Cedar Rapids, Iowa (Address of principal executive office)	52406-3177 (Zip Code)

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

        The number of shares outstanding of each class of the issuer's common stock as of May 14, 2002:

Common Stock Class A: ($.01 par value)	144,499,986 shares
Common Stock Class B: ($.01 par value)	78,203,135 shares
Common Stock Class C: ($.01 par value)	35,546,879 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$114.7	$147.4
Investment in available-for-sale securities	0.4	4.5
Trade receivables, net	269.9	273.2
Inventory	16.2	14.0
Deferred expenses	53.3	54.0
Prepaid expenses and other	27.5	32.3

Total current assets	482.0	525.4

Property and equipment:
Land and buildings	108.9	118.1
Communications networks	1,999.1	1,955.9
Furniture, fixtures and equipment	462.1	473.5
Networks in progress	720.4	869.3

	3,290.5	3,416.8
Less accumulated depreciation	754.4	734.2

	2,536.1	2,682.6

Investments, Intangibles and Other Assets:
Other investments	23.1	28.3
Goodwill	1,045.8	1,055.3
Other intangibles, net	384.0	385.1
Other	30.4	78.4

	1,483.3	1,547.1

	$4,501.4	$4,755.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$8.8	$17.3
Long-term debt classified as current	60.0	2,978.9
Accounts payable	93.2	105.0
Accrued payroll and payroll related expenses	30.0	27.9
Other accrued liabilities	213.6	389.9
Deferred revenue, current portion	19.9	18.1
Customer deposits	34.8	33.5

Total current liabilities not subject to compromise	460.3	3,570.6
Current liabilities subject to compromise	3,051.8	—

Total current liabilities	3,512.1	3,570.6
Long-term liabilities:
Long-term debt, less current maturities	966.0	967.9
Deferred revenue, less current portion	16.0	16.4
Other long-term liabilities	11.0	17.1

Total long-term liabilities not subject to compromise	993.0	1,001.4
Redeemable convertible preferred stock
Preferred, Series D, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2002 and 2001 275,000	112.7	110.4
Preferred, Series E, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2002 and 2001 125,000	46.6	45.7

	159.3	156.1

Stockholders' Equity
Preferred, Series A, $.01 par value: authorized, issued and outstanding 2002 and 2001 1,149,375 shares	—	—
Common, Class A, $.01 par value; authorized 2,000,000,000 shares; issued and outstanding 2002 627,742,961 shares; 2001 627,739,907 shares	6.3	6.3
Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares; issued and outstanding 2002 and 2001 none	—	—
Additional paid-in capital	3,843.4	3,843.4
Accumulated deficit	(4,012.7)	(3,821.6)
Accumulated other comprehensive income	—	(1.1)

	(163.0)	27.0

	$4,501.4	$4,755.1

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In millions, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenue:
Communications services	$293.1	$335.5
Local exchange services	20.0	21.4
Directory	74.9	71.8
Other	0.9	4.4

Total revenue	388.9	433.1
Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	224.1	246.1
Selling, general and administrative	139.7	164.6
Depreciation and amortization	125.9	142.0
Reorganization items	57.1	—

Total operating expenses	546.8	552.7

Operating loss	(157.9)	(119.6)
Nonoperating income (expense):
Interest income	0.3	6.7
Interest expense, net of amounts capitalized (contractual interest was $81.3 million for the three months ended March 31, 2002)	(32.4)	(56.7)
Other income (expense)	3.7	(3.6)

Total nonoperating expense	(28.4)	(53.6)

Net loss	(186.3)	(173.2)
Preferred stock dividend (contractual dividend was $8.0 million for the three months ended March 31, 2002)	(4.8)	(13.6)

Net loss applicable to common shares	$(191.1)	$(186.8)

Basic and diluted loss per common share	$(0.30)	$(0.31)

Weighted average common shares outstanding	627.7	610.4

Other comprehensive income (loss), net of tax:
Unrealized holding losses arising during the period	(2.1)	(13.4)
Less: reclassification adjustment for losses included in net income	3.2	—

Total other comprehensive income (loss)	1.1	(13.4)

Comprehensive loss	$(190.0)	$(200.2)

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(186.3)	$(173.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105.5	76.3
Amortization	20.4	65.7
Accretion of interest on senior discount notes	4.2	11.7
Gain on the sale of assets	(3.9)	—
Non cash reorganization items (excludes $3.8 million in professional fees paid)	53.3	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Trade receivables	0.7	(32.7)
Inventory	(5.8)	(8.8)
Deferred expenses	0.6	(0.5)
Prepaid expenses and other	3.5	(8.5)
Accounts payable and accrued expenses	(49.1)	(151.1)
Deferred revenue	1.4	10.5
Customer deposits	1.3	(11.0)

Net cash used in operating activities	(54.2)	(221.6)

Cash Flows from Investing Activities
Purchases of property and equipment	(38.4)	(229.6)
Other assets	(14.1)	(17.5)
Available-for-sale securities:
Purchases	—	(69.7)
Sales	2.0	25.0
Proceeds from the sale of assets	76.5	—
Business acquisitions	—	(21.8)
Other	—	0.2

Net cash provided by (used in) investing activities	26.0	(313.4)

Cash Flows from Financing Activities
Net proceeds from long-term debt	—	734.3
Payments on long-term debt	(4.5)	(1.2)
Net proceeds from issuance of common stock	—	21.3
Payments of preferred stock dividends	—	(8.7)

Net cash (used in) provided by financing activities	(4.5)	745.7

Net (decrease) increase in cash and cash equivalents	(32.7)	210.7
Cash and cash equivalents:
Beginning	147.4	15.7

Ending	$114.7	$226.4

Supplemental Disclosure of Cash Flow Information:
Cash payment for interest	$15.0	$68.8

Supplemental Schedule of Noncash Investing and Financing Activities
Capital leases incurred for the acquisition of property and equipment	$—	$9.3

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months ended
March 31, 2002 and 2001 is unaudited)

Note 1:    Basis of Presentation

        Interim Financial Information (unaudited):    The financial statements and related notes as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of McLeodUSA Incorporated and its subsidiaries ("McLeodUSA"). The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in McLeodUSA's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the SEC on April 19, 2002. As discussed in Note 2, on January 31, 2002, McLeodUSA Incorporated filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 02-10288) (the "Bankruptcy Proceedings"). The plan of reorganization was confirmed by order of the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002.

        McLeodUSA adopted the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon commencement of the Bankruptcy Proceedings. In accordance with SOP 90-7, liabilities subject to compromise under the Chapter 11 proceedings have been segregated on the condensed consolidated balance sheet. Liabilities subject to compromise are recorded for the amounts McLeodUSA expects to be allowed on known claims rather than estimates of the amounts for which those claims may be settled as a result of the Bankruptcy Court approved plan of reorganization. The condensed consolidated statement of operations for the three months ended March 31, 2002 separately discloses expenses related to the Chapter 11 proceedings. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after filing by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law.

        As of April 17, 2002, McLeodUSA will implement fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of McLeodUSA will be allocated to its assets and liabilities, its accumulated deficit will be eliminated, and its new equity will be issued according to the Plan. McLeodUSA is still evaluating the impact but anticipates that the adoption of SOP 90-7 and fresh start reporting will have a material effect on its financial statements. As a result, the financial statements published for periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

        Certain items in the December 31, 2001 financial statements have been reclassified to conform to the presentation in the unaudited financial statements as of March 31, 2002.

Note 2:    Chapter 11 Bankruptcy Proceedings

        Beginning in the third quarter of 2001, McLeodUSA initiated a broad strategic and operational restructuring to refocus its business on core areas of expertise within its 25-state footprint, improve business discipline and processes and reduce its cost structure, all with a goal of eventually developing positive cash flow from operations. Key elements of the operational restructuring include reducing employee base, consolidating facilities, reducing capital expenditures, selling certain non-core assets and de-emphasizing certain unprofitable services. Given the magnitude of the operational restructuring, particularly in light of the uncertain general economic environment and the challenging conditions facing competitive telecommunications companies, prudence dictated that McLeodUSA address its highly leveraged balance sheet and implement a restructuring plan to reduce its outstanding debt.

        In connection with the proposed restructuring plan, McLeodUSA commenced in December 2001 an offer to exchange all of its outstanding notes (including its 10 1/2% Senior Discount Notes, 9 1/4% Senior Notes, 8 3/8% Senior Notes, 9 1/2% Senior Notes, 8 1/8% Senior Notes, 12% Senior Notes, 11 1/2% Senior Notes and 11 3/8% Senior Notes (collectively, the "Notes")) for cash and shares of its Class A common stock, $.01 par value ("Class A common stock"). After the commencement of the exchange offer, certain holders of its Notes formed an ad hoc committee to discuss the terms of the proposed restructuring. On January 31, 2002, McLeodUSA announced that it had signed lock-up agreements with the ad hoc committee to support a restructuring of McLeodUSA. Additionally, McLeodUSA signed lock-up and support agreements with holders of its old preferred stock (including its 6.75% Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), its Series D Convertible Preferred Stock (the "Series D Preferred Stock") and its Series E Convertible Preferred Stock (the "Series E Preferred Stock")), including funds managed by Forstmann Little & Co. ("Forstmann Little"), to support the restructuring plan.

        The restructuring plan provided for:

        The elimination of the approximately $3 billion of indebtedness represented by the Notes;

  In exchange for the cancellation of the Notes, the distribution to bondholders of their pro rata share of (1) up to $670 million in cash, (2) 10,000,000 shares of a new series of convertible preferred stock (the "New Series A Preferred Stock") and (3) new 5-year warrants to purchase 22,159,091 shares of common stock for $30 million;

  The sale to Yell Group Ltd. of McLeodUSA Media Group, Inc. and its subsidiaries, McLeodUSA's directory publishing business ("Pubco") for $600 million;

  The investment by Forstmann Little of $175 million in exchange for (1) 74,027,764 shares of reorganized McLeodUSA Class A common stock, (2) 5-year warrants to purchase 22,159,091 shares of common stock for $30 million and (3) 10 shares of reorganized McLeodUSA Series B Preferred Stock;

  The conversion of the Series D Preferred Stock and Series E Preferred Stock, held by Forstmann Little, into 78,203,135 shares of reorganized McLeodUSA Class B common stock and 35,546,879 shares or reorganized McLeodUSA Class C common stock, respectively; and

  The conversion of the Series A Preferred Stock into 33,696,559 shares of reorganized McLeodUSA Class A common stock.

        The Plan also provided for the distribution of a portion of reorganized McLeodUSA's common stock to holders of old common stock. These holders were entitled to share, together with holders of certain securities claims, in distribution of 54,775,663 shares of reorganized McLeodUSA Class A common stock.

        In order to complete the plan as expeditiously as possible, with the support of its Board of Directors, secured lenders, Forstmann Little, the bondholders' ad hoc committee and certain of its preferred stockholders, McLeodUSA filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on January 31, 2002. On January 31, 2002, McLeodUSA also filed a pre-negotiated Plan of Reorganization (as amended and modified, the "Plan") to implement the restructuring. The Plan was confirmed by the Bankruptcy Court on April 5, 2002 and became effective April 16, 2002 ("the Effective Date").

        Stock issued and outstanding:    Under the Plan, the outstanding common stock and preferred stock and all of the Notes were cancelled on the Effective Date. On April 17, 2002, McLeodUSA completed the distribution of the cash, the New Series A Preferred Stock and warrants to holders of the Notes and the distribution of the shares of reorganized McLeodUSA common stock to holders of the old common preferred stock. No distribution of reorganized McLeodUSA common stock was made to holders of old common stock pending a determination of a disputed claims reserve with respect to any securities claims entitled to share in such distribution. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve at 18,000,000 shares of reorganized McLeodUSA Class A common stock pending resolution of the securities claims associated with the putative securities class actions. McLeodUSA then commenced distribution of 36,775,663 shares of reorganized McLeodUSA Class A common stock to record holders of old common stock as of April 5, 2002, the distribution record date under the Plan. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of old common stock may be entitled to additional distributions of reorganized McLeodUSA Class A common stock from the 18,000,000 shares held in the disputed claims reserve.

        The condensed financial information for the parent company, McLeodUSA Incorporated, as of and for the three months ended March 31, 2002 is as follows (in millions except share data):

Condensed Balance Sheet
As of March 31, 2002
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$97.5
Other current assets	10.7

Total current assets	108.2
Property and equipment, net	71.4
Other long-term assets	20.2
Investments in and net advances to wholly-owned subsidiaries	3,865.1

$4,064.9

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Current liabilities	$76.8
Current liabilities subject to compromise	3,051.8

Total current liabilities	3,128.6
Long-term debt	940.0
Preferred, Series D and E, redeemable, convertible	159.3
Stockholders' deficiency	(163.0)

$4,064.9

Condensed Statement of Operations
For the three months ended March 31, 2002
(Unaudited)

Operating expenses:
Selling, general and administrative	$5.8
Depreciation and amortization	4.7
Reorganization items	57.1

Total operating expenses	67.6

Other operating income (expense):
Interest income	0.3
Interest expense, net of amounts capitalized (contractual interest was $80.5 million for the three months ended March 31, 2002)	(31.6)
Equity in net losses of subsidiaries	(87.4)

Total other operating expense	(118.7)

Net loss	(186.3)
Preferred stock dividend (contractual dividend was $8.0 million for the three months ended March 31, 2002)	(4.8)

Net loss applicable to common shares	$(191.1)

Condensed Statement of Cash Flows
For the three months ended March 31, 2002
(Unaudited)

Net loss	$(186.3)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4.7
Noncash reorganization items	53.3
Accretion of interest on senior discount notes	4.1
Equity in net losses of subsidiaries	87.4
Changes in assets and liabilities, net of acquisitions and dispositions:
Other assets	5.7
Accounts payable and accrued expenses	8.7
Intercompany receivables	(0.3)

Net cash used in operating activities	(22.7)

Net decrease in cash and cash equivalents	(22.7)
Cash and cash equivalents:
Beginning	120.2

Ending	$97.5

        Liabilities for which payment was subject to the Chapter 11 proceedings have been classified as liabilities subject to compromise in the condensed consolidated balance sheets. As of March 31, 2002, liabilities of McLeodUSA subject to compromise consisted of the following (in millions):

Notes	$2,930.9
Accrued interest	112.0
Preferred stock dividends payable	8.9

$3,051.8

        Reorganization items:    Reorganization items are comprised of items of expense that were realized or incurred by McLeodUSA as a result of reorganization under Chapter 11 of the Bankruptcy Code. Items for the period ending March 31, 2002 consisted of the following (in millions):

Write off of deferred financing fees	$45.7
Write off of debt discounts	7.6
Professional fees and related expenses	3.8

$57.1

        Loss per common share:    Loss per common share has been computed using the weighted average number of shares of common stock outstanding. As discussed above, on the Effective Date, the outstanding common stock and preferred stock were cancelled and McLeodUSA distributed 144.5 million new shares of Class A common stock, 78,203,135 new shares of Class B common stock and 35,546,879 new shares of Class C common stock under the terms of the Plan and is holding 18 million shares of new Class A common stock in the disputed claims reserve established by the Bankruptcy Court. The reduction in the number of shares outstanding will have a significant impact on the loss per share calculation.

Note 3:    Supplemental Asset Data

        Trade Receivables:    The composition of trade receivables, net, is as follows:

	March 31, 2002	December 31, 2001
	(In millions)
Trade Receivables:
Billed	$232.2	$221.9
Unbilled	112.0	115.5

	344.2	337.4
Allowance for doubtful accounts and discounts	(74.3)	(64.2)

	$269.9	$273.2

Note 4:    Restructuring and Impairment Charges

        During 2001, McLeodUSA instituted a plan to revise its corporate strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within its 25-state footprint. In connection with this revised strategy, McLeodUSA decided to (1) abandon its plans for a national network and place the associated assets for sale; (2) sell other non-core and non-operating assets; (3) reduce the workforce by approximately 15% and (4) consolidate and eliminate certain existing and duplicative facilities. As a result, McLeodUSA recorded a charge of $2.9 billion to write down goodwill and other long-lived assets associated with the national network, other non-core assets and construction work-in-progress ($2.7 billion), provide for involuntary employee separations ($11.5 million), provide for facilities consolidations ($127.9 million) and other contractual commitments related to national network and software development projects ($60.9 million).

        The following table shows the uses and remaining liability by segment for the three months ended March 31, 2002 (in millions):

Communications Services	Liability at December 31, 2001	Cash payments through March 31, 2002	Remaining Liability
Employee separations	$6.0	$2.9	$3.1
Facility closure costs	91.2	5.3	85.9
Other contractual commitments	57.7	34.2	23.5

	$154.9	$42.4	$112.5

Other	Liability at December 31, 2001	Cash payments through March 31, 2002	Remaining Liability
Employee separations	$0.5	$0.3	$0.2
Facility closure costs	4.3	1.3	3.0

	$4.8	$1.6	$3.2

        The facility closure costs reflected above relate to both leased and owned facilities and include space that housed both equipment and personnel. McLeodUSA will terminate numerous technical facility leases (those facilities that house telecommunications equipment) and will consolidate 11 facilities that house administrative, technical and service personnel into three remaining locations.

Note 5:    Information by Business Segment

        McLeodUSA operates predominantly in two reportable operating segments: (1) Communications Services: providing communications and related services, such as local and long distance service, data, Internet and Internet-related services, and network facilities leasing, sales and services; and (2) Directory: selling advertising space in telephone directories, and publishing and distributing directories to local area subscribers. These business segments have separate management teams and infrastructures that offer different products and services. The directory segment was sold to Yell Group Ltd. on April 16, 2002 in connection with the recapitalization.

        McLeodUSA evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization, reorganization items excluding general corporate expenses ("EBITDA"). The significant accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in McLeodUSA's Annual Report on 10-K/A for the year ended December 31, 2001.

        Identifiable assets (excluding intersegment receivables) are McLeodUSA assets that are identified in each business segment. Other primarily includes cash and cash equivalents, investments in available-for-sale securities, administrative headquarters and goodwill recorded as a result of acquisitions.

        In 2002 and 2001, no single customer or group under common control represented 10% or more of McLeodUSA sales.

        Segment information for the three months ended March 31, 2002 and 2001 was as follows (in millions):

	Communications Services	Directory	Other	Total
Three months ended March 31, 2002
Revenue	$314.0	$74.9	$—	$388.9

EBITDA	$17.1	$13.8	$(5.8)	$25.1
Depreciation and amortization	(114.0)	(7.2)	(4.7)	(125.9)
Interest income	—	—	0.3	0.3
Interest expense	(0.8)	—	(31.6)	(32.4)
Reorganization items	—	—	(57.1)	(57.1)
Other	3.7	—	—	3.7

Net Income (Loss)	$(94.0)	$6.6	$(98.9)	$(186.3)

As of March 31, 2002
Total assets	$2,731.7	$508.6	$1,261.1	$4,501.4
Capital expenditures	$35.1	$2.6	$0.7	$38.4
	Communications Services	Directory	Other	Total
Three months ended March 31, 2001
Revenue	$361.3	$71.8	$—	$433.1

EBITDA	$16.7	$11.7	$(6.0)	$22.4
Depreciation and amortization	(83.2)	(9.0)	(49.8)	(142.0)
Interest income	0.1	—	6.6	6.7
Interest expense	(1.1)	—	(55.6)	(56.7)
Other	(2.7)	(0.3)	(0.6)	(3.6)

Net Income (Loss)	$(70.2)	$2.4	$(105.4)	$(173.2)

As of March 31, 2001
Total assets	$3,552.8	$518.9	$3,746.7	$7,818.4
Capital expenditures, including acquisitions	$217.5	$29.7	$4.2	$251.4

Note 6:    Goodwill and Other Intangible Assets

        At March 31, 2002, McLeodUSA has evaluated the carrying value of its long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Asssets and for Long-Lived Assets to be Disposed of." Under SFAS No. 144 and SFAS No. 121, an impairment is recognized if the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The impairment tests yielded no impairment at March 31, 2002.

        On January 1, 2002, McLeodUSA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142")." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives are not amortized but are reviewed at least annually for impairment. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives. As permitted by SFAS No. 142, McLeodUSA will perform the transitional impairment tests on goodwill by comparing the current fair values of its reportable units containing goodwill balances to their carrying values in the second quarter of 2002. As discussed in Note 1, the Company will apply fresh start accounting in accordance with SOP 90-7 and believes that as a result of allocating the reorganization value to its assets and liabilities, no impairment will be recognized as a result of the implementation of SFAS 142.

        Changes in the carrying amount of goodwill for the three months ended March 31, 2002, is summarized as follows (in millions):

	Communications Services	Directory	Other	Total
Balance at December 31, 2001	$30.9	$96.7	$927.7	$1,055.3
Adjustment for sale of businesses	(4.0)	—	(5.5)	(9.5)

Balance of March 31, 2002	$26.9	$96.7	$922.2	$1,045.8

        Intangible assets at March 31, 2002 are summarized as follows (in millions):

	Gross	Accum Amort.	Net
Intangible assets with finite lives:
Deferred line installation costs	$227.5	$89.1	$138.4
Customer lists	276.4	99.2	177.2
Noncompete agreements	81.4	18.5	62.9

Total	$585.3	$206.8	$378.5

        Franchise agreements, with a carrying value at January 1, 2002 of $5.5 million, were determined to have indefinite lives and are no longer being amortized.

        The following table sets forth the adjustment to net loss and loss per share that would have occurred had SFAS No. 142 been effective for the three months ended March 31, 2001(in millions except per share amounts):

Net loss applicable to common shares as reported	$(186.8)
Goodwill amortization	44.8
Franchise agreement amortization	0.2

Adjusted net loss	$(141.8)

Adjusted basic and diluted loss per common share	$(0.23)

Note 7:    Effects of New Accounting Standards

Accounting for Asset Retirement Obligations

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. McLeodUSA, as required by SOP 90-7, will implement this statement as part of its fresh start reporting. McLeodUSA is currently evaluating the impact that the statement will have on its financial position and the results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As required by SFAS No. 144, McLeodUSA adopted this statement on January 1, 2002.

Other Accounting Pronouncement

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements Nos. 4, 44, and 64, an amendement of FASB Statement No. 13, and Technical Corrections." This statement, among other things, significantly limits the situations whereby the extinguishment of debt is treated as an extraordinary item in the statement of operations. McLeodUSA, as required by SOP 90-7, will implement this statement as part of its fresh start reporting. This statement requires reclassification of all prior period extraordinary items related to the debt extinguishment.

Note 8:    Sale of Assets

Sale of Splitrock

        On January 24, 2002, McLeodUSA completed the sale of certain of its internet/data assets and wholesale dial-up Internet Service Provider ("ISP") customer base, formerly part of Splitrock Services, Inc. ("Splitrock"), to Level 3 Communications, LLC ("Level 3") for approximately $50 million in cash and the assumption of certain operating liabilities associated with the assets. Under the terms of the agreement, Level 3 purchased approximately 350 POPS (points of presence) across the United

States, the related facilities, equipment and underlying circuits, plus the wholesale ISP customer base. The transaction excluded fiber optic cable obtained under the existing IRU agreement with Level 3 acquired by McLeodUSA in the acquisition of Splitrock. The parties also entered into operating agreements enabling McLeodUSA to continue providing service and support to customers in its 25-state footprint.

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

Note 9:    Litigation

        On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. ("CapRock") pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock. Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000.

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

        McLeodUSA, together with then-Chairman Clark E. McLeod, then-Chief Executive Officer and President Stephen C. Gray, and then-Chief Operating and Financial Officer Chris A. Davis (the "Individual Defendants"), have been named as Defendants in the following six substantially similar putative securities class actions that were filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division): (1) New Millennium Growth Fund LLC v. McLeod USA, Inc. et al., Civil Action No. C02-1, filed on January 11, 2002; (2) Colbert Birnet LP v. McLeod USA, Inc. et al., Civil Action No. C02-6, filed on January 18, 2002; (3) Jeffrey Brandes v. McLeod USA, Inc. et al., Civil Action No. C02-7, filed on January 18, 2002; (4) Albert R. Currie v. McLeod USA, Inc. et al., Civil Action No. C02-8, filed on January 18, 2002; (5) Randall J. Burns v. McLeod USA, Inc. et al., Civil Action No. C02-13, filed on January 25, 2002 and (6) Robert Corwin v. McLeod USA Incorporated, et al., Civil Action No. C02-16, filed on January 31, 2002. In addition, the Individual Defendants have been named as defendants in seven substantially similar putative securities class actions that were filed in the same court subsequent to the filing of McLeodUSA's Chapter 11 case and therefore do not name McLeodUSA as defendant. These thirteen putative securities class actions are collectively referred to as the "Recent Securities Cases." The Recent Securities Cases were consolidated under a Master File which is Civil Action No. C02-0001, and Lead Plaintiffs and Co-Lead

Counsel were named by Order of the court entered on April 16, 2002. Lead Plaintiffs and Lead Counsel were directed to file an Amended Consolidated Complaint within 60 days after April 16, 2002.

        New Millenium Growth Fund LLC filed claims against McLeodUSA in McLeodUSA's Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Recent Securities Cases (the "Claims"). McLeodUSA has filed an objection to both Claims.

        McLeodUSA has an obligation to indemnify the Individual Defendants. As the Recent Securities Cases and the claims are in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, McLeodUSA believes that the Recent Securities Cases and the claims are without merit and intends to defend them vigorously.

        On March 15, 2002, Steven Crowl v. Anne Bingaman, et al., Civil Action No. C02-49, was filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division). The case is a putative class action brought pursuant to the Employee Retirement Income Security Act of 1974, as amended, on behalf of participants in the McLeodUSA Incorporated 401(k) Profit Sharing Plan against certain present and former members of the McLeodUSA Board of Directors. The complaint alleges breach of fiduciary duty, mismanagement of plan assets and misrepresentation. The alleged class period is January 8, 2001 to December 3, 2001. The complaint also names as defendants "John Does," as yet unidentified members of the McLeodUSA Employee Benefits Committee, and "Richard Roes," as yet unidentified additional members of the McLeodUSA Board of Directors. McLeodUSA has filed a Motion to Dismiss the complaint. On May 13, 2002 Plaintiff filed a Motion for Voluntary Dismissal Without Prejudice. McLeodUSA has an obligation to indemnify its directors and former directors named as defendants. McLeodUSA believes that Plaintiff's claims are without merit.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the MegaBells.

        McLeodUSA anticipates the MegaBells will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations. The MegaBells are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the MegaBells' actions, or to compete with the MegaBells, in the future.

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

Note 10:    Subsequent Events

Sale of CapRock Services Corporation

        On April 8, 2002, McLeodUSA sold its indirect, wholly-owned subsidiary IWL Communications, Incorporated, d/b/a CapRock Services Corp, for $21 million in cash. The transaction included CapRock UK Limited and Spacelink Systems, Inc., two wholly-owned subsidiaries of CapRock Services.

Sale of McLeodUSA Media Group, Inc.

        On April 16, 2002, McLeodUSA completed the sale of all of the outstanding common stock of its wholly-owned indirect subsidiary, McLeodUSA Media Group, Inc. ("Pubco"), to Yell Group Limited for $600 million in cash. In connection with the transaction McLeodUSA entered into a multi-year Publishing, Branding and Operating Agreement with Yellow Book, which, among other things, provides for the continued publishing of telephone directories under the McLeodUSA brand. The sale is described in more detail in the Current Report on Form 8-K filed by McLeodUSA on May 1, 2002. The proceeds received from the sale of Pubco were used to pay the bondholders in connection with McLeodUSA's reorganization.

        At March 31, 2002, the carrying amount of Pubco's assets and liabilities were are follows (in millions):

Current assets	$160.8
Property and equipment, net	36.5
Intangible assets	311.2
Current liabilities	50.1
Long-term liabilities	1.1

Sale of DTG Operations

        On May 15, 2002, McLeodUSA announced an agreement to sell its non-core ILEC operations in South Dakota and certain non-core overbuild CLEC and cable television operations in South Dakota, southwestern Minnesota and northwestern Iowa to Prairie Wave Communications, Inc. for approximately $88.0 million. The transaction is subject to Hart-Scott-Rodino approval and normal regulatory and customary closing conditions, as well as, receipt of senior debt financing by the buyer. We anticipate closing in the third quarter.

Effectiveness of Bankruptcy Plan

        The Plan was confirmed by order of the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002 and is discussed in more detail in the Current Report on Form 8-K filed by McLeodUSA on April 22, 2002.

Exit Facility

        On April 16, 2002, in connection with the effective date of the Plan, McLeodUSA entered into a $110 million revolving credit facility with a syndicate of financial institutions. McLeodUSA has the right to obtain additional commitments to increase the size of the facility to $160 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements included in this discussion relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds, acquisitions, dispositions, and technological changes and developments, are forward-looking statements that involve certain risks and uncertainties that may cause actual results to differ materially from our expectations. Our expectations are based on various factors and assumptions and reflect only our predictions. Factors that could cause actual results to differ materially from the forward-looking statement include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms. These and other risks are discussed under the caption "Business—Risk Factors" in our Annual Report on form 10K/A filed with the SEC on April 19, 2002 and which section is incorporated herein by reference. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

        Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

Overview

        We provide integrated communications services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We are a facilities-based telecommunications provider with, as of March 31, 2002, 43 ATM switches, 59 voice switches, 499 collocations, and 526 DSLAMS. On January 31, 2002, trading of our common stock and the Series A Preferred Stock on the NASDAQ National Market was suspended. Trading of our common stock resumed on April 18, 2002 under the symbol "MCLDD." Our New Series A Preferred Stock is also traded on the NASDAQ National Market under the symbol "MCLDO."

        We derive most of our revenue from our core competitive telecommunications and related communications services, including:

  •
  local and long distance services;

  •
  dial-up and dedicated Internet access services;

  •
  high-speed Internet access services, such as services using DSL and cable modems;

  •
  bandwidth and network facilities leasing, sale, and services, including access services;

  •
  facilities and services dedicated for a particular customer's use; and

  •
  value-added services such as virtual private networks and web hosting.

        We also derive additional communications services revenue from the following non-core communications services:

  •
  video, cellular, operator, payphone, mobile radio and paging services; and

  •
  customer premise equipment sales, leasing and service.

        We have also derived revenue from the following services related to our core business:

  •
  sale of advertising in print and electronic telephone directories, and

  •
  traditional local telephone company services in east central Illinois and southeast South Dakota.

        In connection with our restructuring, we sold our directory publishing business and are marketing our local telephone company for sale.

        The table set forth below summarizes our percentage of revenues from these sources:

	Quarter Ended March 31,
	2002	2001
Communications services	76%	77%
Telephone directory services	19	17
Local exchange services	5	5
Other	—	1

	100%	100%

        Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local and long distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services in the independent local exchange service areas, the cost of fiber related to sales and leases of network facilities and the cost of printing and distributing telephone directories. SG&A consists of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization includes depreciation of our communications network and equipment; amortization of goodwill (in 2001) and other intangibles related to acquisitions; and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers' local line service from the MegaBells to our local telecommunications service.

Chapter 11 Bankruptcy Proceedings

        Beginning in the third quarter of 2001, we initiated a broad strategic and operational restructuring to refocus our business on core areas of expertise within our 25-state footprint, improve business discipline and processes and reduce our cost structure, all with a goal of eventually developing positive cash flow from operations. Key elements of the operational restructuring included reducing our employee base, consolidating facilities, reducing capital expenditures, selling certain non-core assets and de-emphasizing certain unprofitable services. Given the magnitude of the operational restructuring, particularly in light of the uncertain general economic environment and the challenging conditions facing competitive telecommunications companies, prudence dictated that we address our highly leveraged balance sheet and implement a restructuring plan to reduce our outstanding debt.

        On January 31, 2002, with the support of our Board of Directors, secured lenders, Forstmann Little, the bondholders' ad hoc committee and certain of our preferred stockholders, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 case included only the parent company. The deadline for voting on the Plan was March 27, 2002. Over 98% of the holders of claims and interests voting on the Plan accepted the Plan. The Plan was confirmed by order of the Bankruptcy Court on April 5, 2002 and became effective April 16, 2002. The terms and conditions of the Plan are outlined in the disclosure statement sent to security holders entitled to vote on the Plan and attached as an exhibit to our Current Report on Form 8-K filed on March 5, 2002 and also, in the Current Report on Form 8-K filed on April 22, 2002.

        As of April 17, 2002, McLeodUSA will implement fresh start reporting under the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The provisions of fresh start reporting require McLeodUSA to revalue its assets and liabilities to fair value, re-establish stockholders' equity using the reorganization value established in connection with the Plan, and record any applicable reorganization value in excess of amounts allocable to identified assets. The adoption of SOP 90-7 and fresh start reporting (including the effect of the sale Pubco) will have a material effect on our financial statements. As a result, McLeodUSA's financial statements published for periods following effectiveness of the Plan will not be comparable with those published before the effectiveness of the Plan.

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

        We may be forced to change our strategy to respond to a changing competitive regulatory environment and we cannot assure you that we will be able to maintain our operating margin. We cannot assure you that through our revised strategy we will be able to achieve or sustain profitability or positive cash flows.

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

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

        Our total revenue decreased $44.2 million or 10% in the quarter ended March 31, 2002. Communications services accounted for $42.4 million of this decrease, partially due a $27.8 million decline due to the sale of Splitrock and IBS assets, both completed on January 24, 2002. The remaining decrease in communications services is due to our exit from unprofitable international long distance services and the timing of network facilities sales, including indefeasible rights of use agreements that qualify as sales type leases. Other revenue decreased $3.5 million primarily due to the sale of Ruffalo Cody assets in December 2001.

        Cost of service decreased from $246.1 million in the quarter ended March 31, 2001 to $224.1 million for the quarter ended March 31, 2002, primarily as a result of lower revenues. Gross margin was 42.4% versus 43.2% for the quarters ended March 31, 2002 and 2001, respectively. The decline is the result of an unfavorable variance in margin due to the timing of network facilities sales and access settlements, partially offset by the exit from unprofitable international long distance services.

        SG&A expenses of $139.7 million declined by $24.9 million during the first quarter of 2002 from $164.6 million for the three months ended March 31, 2001. During 2001, we reduced our workforce by approximately 2,500 employees as part of our comprehensive restructuring. This reduction, together with the personnel reductions attributed to the sale of the assets of Ruffalo Cody, Splitrock and IBS, and other cost reduction initiatives undertaken as part of our comprehensive restructuring contributed to the decline.

        Depreciation and amortization expenses decreased by $16.1 million to $125.9 million for the three months ended March 31, 2002. Amortization expense declined by $45.3 million resulting from our adoption of SFAS No. 142 on January 1, 2002 as well as the reduction in goodwill related amortization resulting from our September 30, 2001 asset impairment charge. SFAS No. 142 requires a non-amortization approach to account for purchased goodwill and for separately recognized

(non-goodwill) intangible assets that have an indefinite useful life. This decline in amortization was partially offset by increased depreciation of $29.2 million due to a higher depreciable asset base, primarily network assets placed in service.

        During 2001, McLeodUSA instituted a plan to revise its corporate strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within its 25-state footprint. In connection with this revised strategy, McLeodUSA decided to (1) abandon its plans for a national network and place the associated assets for sale; (2) sell other non-core and non-operatings assets; (3) reduce the workforce by approximately 15% and (4) consolidate and eliminate certain existing and duplicative facilities. As a result, we recorded a charge of $2.9 billion to write down goodwill and other long-lived assets associated with the national network, other non-core assets and construction work-in-progress ($2.7 billion), provide for involuntary employee separations ($11.5 million), provide for facilities consolidations ($127.9 million) and other contractual commitments related to national network and software development projects ($60.9 million).

        The following table shows the uses and remaining liability by segment for the three months ended March 31, 2002 (in millions):

	Liability at December 31, 2001	Cash payments through March 31, 2002	Remaining Liability
Communications Services
Employee separations	$6.0	$2.9	$3.1
Facility closure costs	91.2	5.3	85.9
Other contractual commitments	57.7	34.2	23.5

	$154.9	$42.4	$112.5

	Accruals at December 31, 2001	Cash payments through March 31, 2002	Remaining Liability
Other
Employee separations	$0.5	$0.3	$0.2
Facility closure costs	4.3	1.3	3.0

	$4.8	$1.6	$3.2

        The facility closure costs reflected above relate to both leased and owned facilities and include space that housed both equipment and personnel. McLeodUSA will terminate numerous technical facility leases (those facilities that house telecommunications equipment) and will consolidate 11 facilities that house administrative, technical and service personnel into three remaining locations.

        In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are to be reported separately as reorganization items. Reorganization items of $57.1 million during the first quarter 2002 were comprised of the write-off of debt issuance fees and debt discounts related to the Notes totaling $53.3 million and professional fees of $3.8 million.

        Interest income decreased from $6.7 million for the three months ended March 31, 2001, to $0.3 million for the same period in 2002. In January 2001, we issued $750 million of senior notes resulting in a higher average investment balance for the quarter as compared with the first quarter of 2002.

        Gross interest expense decreased to $32.4 million for the period ending March 31, 2002 million. As required by SOP 90-7, interest expense ceased on the Notes upon filing of our petition for relief under

Chapter 11 of the Bankruptcy Code on January 31, 2002. Contractual interest on the Notes was $48.9 million for February and March 2002. Interest expense of approximately $7.2 million and $31.1 million was capitalized as part of our construction of fiber optic network during the first quarter of 2002 and 2001, respectively.

        Net loss applicable to common shares increased from $186.8 million for the three months ended March 31, 2001, to $191.1 million for the three months ended March 31, 2002, an increase of $4.3 million. This increase resulted primarily from reduced revenues from the sale of certain businesses and $57.1 million in reorganization items partially offset by reductions in SG&A, amortization expense, and reduced interest expense as a result of the bankruptcy filing.

Liquidity and Capital Resources

        Our operations have historically required substantial capital expenditures for the development and construction of our communications network. Capital expenditures in the first quarter of 2001 approximated $230 million but have decreased to approximately $38 million in 2002 as a result of our revised strategy to focus market growth within our 25-state footprint. Capital expenditures are not expected to exceed $300 million during 2002.

        We have experienced operating losses since our inception and have financed our losses and capital expansion principally through public debt offerings, borrowings under the Credit Agreement and equity proceeds. As of March 31, 2002, we had a working capital deficit of $3.0 billion, primarily caused by the short-term classification of our Notes of $2.9 billion. Our Notes were classified as short-term at March 31, 2002 because the commencement of the Bankruptcy Proceedings on January 31, 2002 constituted a default under the indentures of the Notes. As discussed below, the Notes and the related accrued interest thereon were cancelled on April 16, 2002, the effective date of the Plan, eliminating the $2.9 billion of debt and $112 million of related interest. Excluding the Notes and related interest, working capital was $12.8 million at March 31, 2002.

        Cash used in operating activities for the first quarter of 2002 was $54.2 million. Cash was used principally to pay liabilities associated with the restructuring charge taken in the third quarter of 2002 of $44.0 million and interest payments on the Credit Agreement of $14.4 million. We did not make the January 1, 2002 scheduled interest payment on our $750 million 11 3/8% Senior Notes due 2009, nor the January 15, 2002 interest payments on our $150 million 12% Senior Notes due 2008 and our $225 million 9 1/4% Senior Notes due 2007. The payment of interest under the terms of those notes was subject to a 30-day grace period, upon the expiration of which we commenced our Chapter 11 proceedings. As discussed in the preceding paragraph, the accrued interest on the Notes was cancelled on April 16, 2002, the effective date of the Plan.

        Cash provided by investing activities during 2002 totaled $26.0 million. Proceeds from the sale of Splitrock, IBS, and other assets totaled $78.5 million in the first quarter. These proceeds were partially offset by capital expenditures of $38.4 million and the increase in other assets of $14.1 million.

        Cash was used in financing activities of $4.5 million to pay capital lease obligations.

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

        The waivers and modifications to the Credit Agreement described above remained in effect so long as we were pursuing the restructuring, unless we failed to satisfy any of the conditions of the Third Amendment in a timely manner. Among other things, one of the conditions included a requirement that the restructuring be consummated on or before August 1, 2002. Our restructuring was consummated on April 16, 2002 when the Plan became effective.

        On April 16, 2002, the holders of our Notes received their pro rata share of (1) $670 million in cash, (2) 10,000,000 shares of New Series A Preferred Stock and (3) new 5-year warrants to purchase 22,159,091 shares of our common stock for $30 million. The elimination of these notes, totaling approximately $2.9 billion, will reduce our cash payments for interest by approximately $270 million during 2002.

        In connection with the effectiveness of the Plan, on April 16, 2002, we entered into a $110 million revolving credit facility with a syndicate of financial institutions (the "Exit Facility"). The Exit Facility expires on May 31, 2007 and we have the right to obtain additional commitments to increase the size of the Exit Facility to $160 million. Through May 15, 2002 we have not drawn on the Exit Facility.

        At March 31, 2002, we had $1 billion outstanding under the Credit Agreement. The borrowings under the Credit Agreement are due at various installments and dates through May 30, 2008. As agreed to in our recapitalization plan, on April 16, 2002, we paid down $60 million on our Tranche A and Tranche B term loans (the "Term Loans") under the Credit Agreement. We have also initiated the sale of Illinois Consolidated Telephone Company ("ICTC"), which is expected to close by the end of 2002. The first $225 million of proceeds from the sale of ICTC will be used to pay down the Term Loans, leaving $715 million outstanding under the Credit Agreement. Both the Credit Agreement and the Exit facility allow us to retain certain proceeds from sales of certain non-core assets.

        While our Chapter 11 case was pending, we did not declare the quarterly stock dividend on our Series A Preferred Stock which otherwise would have been payable on February 15, 2002. The dividend was payable in cash or in shares of McLeodUSA Class A Common Stock at a rate of $4.21875 per share of Series A Preferred Stock owned. The dividend accumulated at the rate of 6.75% annually. As of March 31, 2002, cumulative unpaid dividends totaled approximately $8.9 million. Dividends ceased to accrue after our commencement of the Chapter 11 case on January 31, 2002 by operation of law. The Series A Preferred Stock and related dividends accrued were cancelled on the effective date of the Plan. The Series D and E Preferred Stock of were also cancelled on the effective date of the Plan.

        We may meet any additional financial needs by issuing additional debt or equity securities or by borrowing funds under the Exit Facility. We cannot assure that we will have timely access to additional financing sources on acceptable terms. Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs are restricted by the terms of the Third Amendment.

        Failure to generate or raise sufficient funds may require us to delay or abandon some of our plans or expenditures, which could have a material adverse effect on our business, results of operations or financial condition.

        Based on our business plan, capital requirements and growth projections, we expect to spend no more than $300 million on our planned capital expenditures during 2002. Our estimated aggregate capital expenditures include the projected costs of completing current construction work-in-progress, augmenting existing capacity and meeting new customer requirements. The Credit Agreement and Exit Facility each place restrictions on our ability to make capital expenditures.

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
  changes in demand for our services;

  •
  regulatory, technological or competitive developments;

  •
  new opportunities; and

  •
  timing and satisfactory sale of non-core assets.

        We also require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations.

Recent Developments

Sale of CapRock Services Corp.

        On April 8, 2002, we sold our indirect, wholly-owned subsidiary IWL Communications, Incorporated, d/b/a CapRock Services Corp., for $21 million in cash. The transaction included CapRock UK Limited and Spacelink Systems, Inc., two wholly-owned subsidiaries of CapRock Services.

Sale of McLeodUSA Media Group, Inc.

        On April 16, 2002, we completed the sale of all of the outstanding common stock of our wholly-owned, indirect subsidiary, McLeodUSA Media Group, Inc. ("Pubco"), to Yell Group Limited for $600 million in cash. In connection with the transaction, we entered into a multi-year Publishing, Branding and Operating Agreement with Yellow Book, which, among other things, provides for the continued publishing of telephone directories under the McLeodUSA brand. The sale is described in more detail in the Current Report on Form 8-K filed by McLeodUSA on May 1, 2002.

Sale of DTG Operations

        On May 15, 2002, McLeodUSA announced an agreement to sell its non-core ILEC operations in South Dakota and certain non-core overbuild CLEC and cable television operations in South Dakota, southwestern Minnesota and northwestern Iowa to Prairie Wave Communications, Inc. for approximately $88.0 million. The transaction is subject to Hart-Scott-Rodino approval and normal regulatory and custom closing conditions, as well as, receipt of senior debt financing by the buyer. We anticipate closing in the third quarter.

Effectiveness of Bankruptcy Plan

        The pre-negotiated plan of reorganization filed by McLeodUSA (as subsequently amended and modified)(the "Plan") was confirmed by order of the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002 and is discussed in more detail in the Current Report on Form 8-K filed by McLeodUSA on April 22, 2002.

Exit Facility

        On April 16, 2002, in connection with the effective date of the Plan, we entered into a $110 million revolving credit facility with a syndicate of financial institutions. McLeodUSA has the right to obtain additional commitments to increase the size of the facility to $160 million.

Adoption of Fresh Start Accounting

        As of April 17, 2002, McLeodUSA will implement fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of McLeodUSA will be allocated to its assets and liabilities, its accumulated deficit will be eliminated, and its new equity will be issued according to the Plan. McLeodUSA is still evaluating the impact but anticipates that the adoption of SOP 90-7 and fresh start reporting will have a material effect on its financial statements. As a result, the financial statements published for periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

        An estimate of the effect of fresh start reporting as of March 31, 2002 follows (in millions). The amounts are based on preliminary valuation information and, as such, the final reorganization fair value of McLeodUSA that will be allocated to its assets and liabilities as of April 17, 2002 will be different from the amounts below.

McLeodUSA Incorporated
Preliminary Pro Forma Restructuring
March 31, 2002

Historical March 31, 2002	Sale of Pubco	Forstmann Investment	Debt Restructuring	Fresh Start Accounting Adjustments (estimated)	Total
Current assets	$482.0	$438.1	$175.0	$(779.0)	$389.9	(A)	$706.0
Long-term assets	4,019.4	(347.7)	—	—	(1,958.5)	1,713.2

Total assets	$4,501.4	$90.4	$175.0	$(779.0)	$(1,568.6)	$2,419.2

Current liabilities	$3,512.1	$(50.1)	$—	$(3,111.7)	$(41.0)	$309.3
Long-term liabilities	993.0	(1.1)	—	—	(32.0)	959.9

Total liabilities	$4,505.1	$(51.2)	$—	$(3,111.7)	$(73.0)	$1,269.2

Stockholders' equity (including Redeemable Convertible Preferred Stock)	(3.7)	141.6	175.0	2,332.7	(1,495.6)	1,150.0

Total liabilities and stockholders' equity	$4,501.4	$90.4	$175.0	$(779.0)	$(1,568.6)	$2,419.2

(A)
Includes the impact of classifying specific account balances into "Assets held for sale" for certain non-core businesses.

        The above amounts do not include the effect of the adoption of SFAS 143, "Accounting for Asset Retirement Obligations" which McLeodUSA is currently evaluating, and will be implementing concurrent with fresh start accounting.

Effects of New Accounting Standards

Accounting for Goodwill and Other Intangible Assets

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets ("SFAS 142")." SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives are not amortized but are reviewed at least annually for impairment. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of this statement's impact on our financial statements.

Accounting for Asset Retirement Obligations

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. McLeodUSA, as required by SOP 90-7, will implement this statement as part of its fresh start reporting. McLeodUSA is currently evaluating the impact that the statement will have on its financial position and the results of operations.

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

Other Accounting Pronouncement

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements Nos. 4, 44, and 64, an amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, significantly limits the situations whereby the extinguishment of debt is treated as an extraordinary item in the statement of operations. McLeodUSA, as required by SOP 90-7, will implement this statement as part of its fresh start reporting. This statement requires reclassification of all prior period extraordinary items related to the debt extinguishment.

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Upon the consummation of our restructuring on April 16, 2002, substantially all of our fixed rate debt was eliminated. At March 31, 2002, substantially all of our long-term debt obligations were fixed rate obligations which did not expose us to material earnings or cash flow exposure from changes in interest rates. Prior to the consumation of our restructuring, our fixed rate debt traded at a significant discount to its face amount due in part to our plan of reorganization. Because of the significant discounting of our fixed rate debt, for reasons unrelated to interest rates, we do not believe that a hypothetical change of one percentage point in average interest rates would have a material effect on the fair value of our fixed rate debt. We have variable rate debt of $1 billion under the Credit Agreement outstanding at March 31, 2002. If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended March 31, 2002, quarterly interest expense would increase by $2.5 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        McLeodUSA, together with then-Chairman Clark E. McLeod, then-Chief Executive Officer and President Stephen C. Gray, and then-Chief Operating and Financial Officer Chris A. Davis (the "Individual Defendants") have been named as Defendants in the following six substantially similar putative securities class actions that were filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division): (1) New Millennium Growth Fund LLC v. McLeod USA, Inc. et al., Civil Action No. C02-1, filed on January 11, 2002; (2) Colbert Birnet LP v. McLeod USA, Inc. et al., Civil Action No. C02-6, filed on January 18, 2002; (3) Jeffrey Brandes v. McLeod USA, Inc. et al., Civil Action No. C02-7, filed on January 18, 2002; (4) Albert R. Currie v. McLeod USA, Inc. et al., Civil Action No. C02-8, filed on January 18, 2002; (5) Randall J. Burns v. McLeod USA, Inc. et al., Civil Action No. C02-13, filed on January 25, 2002 and (6) Robert Corwin v. McLeod USA Incorporated, et al., Civil Action No. C02-16, filed on January 31, 2002. In addition, the Individual Defendants have been named as defendants in seven substantially similar putative securities class actions that were filed in the same court subsequent to the filing of McLeodUSA's Chapter 11 case and therefore do not name McLeodUSA as defendant. These thirteen putative securities class actions are collectively referred to as the "Recent Securities Cases." The Recent Securities Cases were consolidated under a Master File which is Civil Action No. C02-0001, and Lead Plaintiffs and Co-Lead Counsel were named by Order of the court entered on April 16, 2002. Lead Plaintiffs and Lead Counsel were directed to file an Amended Consolidated Complaint within 60 days after April 16, 2002.

        New Millenium Growth Fund LLC filed claims against McLeodUSA in McLeodUSA's Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Recent Securities Cases (the "Claims"). McLeodUSA has filed an objection to both Claims and a Motion for Order Under 11 U.S.C. sections 105 and 502(c) Estimating Securities Claims Under the First Amended Plan of Reorganization of McLeodUSA Incorporated.

        We have an obligation to indemnify the Individual Defendants. As the Recent Securities Cases and the claims are in an early stage, it is impossible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, to McLeodUSA. However, McLeodUSA believes that the Recent Securities Cases and the claims are without merit and intends to defend them vigorously.

        On March 15, 2002, Steven Crowl v. Anne Bingaman, et al., Civil Action No. C02-49, was filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division). The case is a putative class action brought pursuant to the Employee Retirement Income Security Act of 1974, as amended, on behalf of participants in the McLeodUSA Incorporated 401(k) Profit Sharing Plan against certain present and former members of the McLeodUSA Board of Directors. The complaint alleges breach of fiduciary duty, mismanagement of plan assets and misrepresentation. The alleged class period is January 8, 2001 to December 3, 2001. The complaint also names as defendants "John Does," as yet unidentified members of the McLeodUSA Employee Benefits Committee, and "Richard Roes," as yet unidentified additional members of the McLeodUSA Board of Directors. McLeodUSA has an obligation to indemnify its directors and former directors named as defendants. McLeodUSA believes that Plaintiff's claims are without merit. McLeodUSA has filed a Motion to Dismiss the complaint. On May 13, 2002 Plaintiff filed a Motion for Voluntarily Dismissal Without Prejudice.

        On January 31, 2002, McLeodUSA Incorporated filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 02-10288). The Plan was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002. Information relating the Bankruptcy Proceedings was previously reported by McLeodUSA on its Current Report on Form 8-K filed on February 14, 2002 and on its Current Report on Form 8-K filed on April 22, 2002.

Item 3. Defaults Upon Senior Securities

        The commencement of the Bankruptcy Proceedings on January 31, 2002 constituted a default under the indentures relating to McLeodUSA's 10 1/2% Senior Discount Notes, 9 1/4% Senior Notes, 8 3/8% Senior Notes, 9 1/2% Senior Notes, 8 1/8% Senior Notes, 12% Senior Notes, 11 1/2% Senior Notes and 11 3/8% Senior Notes. These Notes were cancelled on April 16, 2002, the effective date of the Plan.

Item 4. Submission of Matters to a Vote of Security Holders

        In connection with the Bankruptcy Proceedings, McLeodUSA solicited acceptance of the Plan from holders of the Notes and holders of the Series A Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. Under the Plan, holders of the Notes constituted "Class 5," and holders of McLeodUSA preferred stock constituted "Class 6." The Plan required the approval of (a) holders of 2/3 in amount and a majority in number of Class 5 claims actually voting on the Plan and (b) holders of a majority in amount of Class 6 claims actually voting on the Plan. Class 5 and Class 6 also voted to accept or reject certain releases in connection with the Plan. The voting deadline was March 27, 2002. The voting results were as follows:

	Plan
					Releases
	Amount Accepting (% of Amount Voting)	Amount Rejecting (% of Amount Voting)	Number Accepting (% of Amount Voting	Number Rejecting (% of Amount Voting)
Class
					Accept	Reject
Class 5	$1,912,934,500 (99.87)%	$2,514,000 (0.13)%	1,195 (97.79)%	27 (2.21)%	$1,318,671,000	$13,339,000
Class 6	640,781 (99.86)%	900 (0.14)%	N/A	N/A	572,718	15,420

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit Description
*10.61	Cost Sharing National IRU Agreement between Level 3 Communications, LLC and Splitrock Services, Inc., dated April 26, 1999 filed with the SEC by then-distinct reporting entity Splitrock Services, Inc. as Exhibit 10.17 to its Form S-1 registration statement File No. 333-79909, on June 3, 1999, and incorporated herein by reference.
*10.62
First Amendment to Cost Sharing National IRU Agreement between Level 3 Communications, LLC and Splitrock Services, Inc. dated May 10, 1999 filed with the SEC by then-distinct reporting entity Splitrock Services, Inc. as Exhibit 10.18 to its Form S-1 registration statement File No. 333-79909, on June 3, 1999, and incorporated herein by reference.
*10.63
Second Amendment to Cost Sharing National IRU Agreement between Level 3 Communications, LLC and Splitrock Services, Inc. dated March 30, 2000, filed with the SEC by then-distinct reporting entity Splitrock Services, Inc. as Exhibit 10.22 to its report on 10Q, File No. 0-26827, on May 15, 2000, and incorporated herein by reference.
*10.64
Third Amendment to Cost Sharing National IRU Agreement between Level 3 Communications, LLC and Splitrock Services, Inc. dated March 27, 2000, filed with the SEC by then-distinct reporting entity Splitrock Services, Inc. as Exhibit 10.23 to its report on 10Q, File No. 0-26827, on May 15, 2000, and incorporated herein by reference.

*
Confidential treatment has been granted to then-distinct reporting entity Splitrock Services, Inc.. The exhibit omits the information subject to the confidential treatment request.

(b)
Reports on Form 8-K

        Current Report on Form 8-K, Item 3 Bankruptcy or Receivorship, Item 5 Other Events and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits filed on February 14, 2002.

        Current Report on Form 8-K, Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 Regulation FD Disclosure filed on March 5, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McLEODUSA INCORPORATED (registrant)
Date: May 15, 2002	By:	/s/ Chris A. Davis Chris A. Davis Chairman and Chief Executive Officer
Date: May 15, 2002	By:	/s/ G. Kenneth Burckhardt G. Kenneth Burckhardt Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
*10.61
Cost Sharing National IRU Agreement between Level 3 Communications, LLC and Splitrock Services, Inc., dated April 26, 1999 filed with the SEC by then-distinct reporting entity Splitrock Services, Inc. as Exhibit 10.17 to its Form S-1 registration statement File No. 333-79909, on June 3, 1999, and incorporated herein by reference.
*10.62
First Amendment to Cost Sharing National IRU Agreement between Level 3 Communications, LLC and Splitrock Services, Inc. dated May 10, 1999 filed with the SEC by then-distinct reporting entity Splitrock Serivces, Inc. as Exhibit 10.18 to its Form S-1 registration statement File No. 333-79909, on June 3, 1999, and incorporated herein by reference.
*10.63
Second Amendment to Cost Sharing National IRU Agreement, between Level 3 Communications, LLC and Splitrock Services, Inc. dated March 30, 2000 filed with the SEC by then-distinct reporting entity Splitrock Serivces, Inc. as Exhibit 10.22 to its report on 10Q, File No.0-26827, on May 15, 2000, and incorporated herein by reference.
*10.64
Third Amendment to Cost Sharing National IRU Agreement, between Level 3 Communications, LLC and Splitrock Services, Inc. dated March 27, 2000 filed with the SEC by then-distinct reporting entity Splitrock Serivces, Inc. as Exhibit 10.23 to its report on 10Q, File No.0-26827, on May 15, 2000, and incorporated herein by reference

*
Confidential treatment has been requested. The exhibit omits the information subject to the confidential treatment request.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
McLEODUSA INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In millions, except per share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
McLEODUSA INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information as of and for the three months ended March 31, 2002 and 2001 is unaudited)
Condensed Balance Sheet As of March 31, 2002 (Unaudited)
Condensed Statement of Operations For the three months ended March 31, 2002 (Unaudited)
Condensed Statement of Cash Flows For the three months ended March 31, 2002 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
McLeodUSA Incorporated Preliminary Pro Forma Restructuring March 31, 2002
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS