Form 10-Q
period 2002-06-30
MCLEODUSA INC
filed 2002-08-14
CIK 919943

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding of each class of the issuer's common stock as of August 8, 2002:

Common Stock Class A: ($0.01 par value)	162,499,986 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

INDEX

		Page
PART I. Financial Information
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets
	Reorganized McLeodUSA—as of June 30, 2002 (unaudited)	3-4
	Predecessor McLeodUSA—as of December 31, 2001	3-4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	Reorganized McLeodUSA—for the period April 17, 2002 to June 30, 2002	5
	Predecessor McLeodUSA—for the period April 1, 2002 to April 16, 2002	5
	Predecessor McLeodUSA—for the three months ended June 30, 2001	5
	Reorganized McLeodUSA—for the period April 17, 2002 to June 30, 2002	6
	Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002	6
	Predecessor McLeodUSA—for the six months ended June 30, 2001	6
	Unaudited Condensed Consolidated Statements of Cash Flows
	Reorganized McLeodUSA—for the period April 17, 2002 to June 30, 2002	7
	Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002	7
	Predecessor McLeodUSA—for the six months ended June 30, 2001	7
	Notes to the Condensed Consolidated Financial Statements	8-25
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
PART II. Other Information
Item 1.	Legal Proceedings	37
Item 2.	Changes in Securities and Use of Proceeds	38-40
Item 5.	Other Information	40
Item 6.	Exhibits and Reports on Form 8-K	41
Signatures		42

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Reorganized McLeodUSA June 30, 2002	Predecessor McLeodUSA December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$78.2	$137.1
Investment in available-for-sale securities	0.3	4.5
Trade receivables, net	125.5	150.8
Inventory	3.3	4.4
Prepaid expense and other	29.1	25.2
Assets held for sale	444.1	760.1

Total current assets	680.5	1,082.1

Property and equipment
Land and buildings	73.3	59.5
Communications networks	710.7	1,645.8
Furniture, fixtures and equipment	169.4	366.5
Networks in progress	363.2	866.6

	1,316.6	2,938.4
Less accumulated depreciation	47.2	479.4

	1,269.4	2,459.0

Investments, intangibles and other assets
Other investments	0.4	28.1
Goodwill	221.9	949.4
Other intangibles, net	250.5	158.5
Other	23.5	78.0

	496.3	1,214.0

TOTAL ASSETS	$2,446.2	$4,755.1

The accompanying notes are an integral part of these condensed consolidated financial statements.
(Continued on the next page)

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

	Reorganized McLeodUSA June 30, 2002	Predecessor McLeodUSA December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$5.7	$15.7
Long-term debt classified as current	—	2,978.8
Accounts payable	54.0	81.5
Accrued payroll and payroll related expenses	23.5	23.1
Other accrued liabilities	163.5	357.4
Deferred revenue, current portion	13.0	13.2
Customer deposits	2.7	3.0
Liabilities related to discontinued operations	69.3	130.3

Total current liabilities	331.7	3,603.0
Long-term debt less current maturities	942.6	945.5
Deferred revenue, less current portion	14.9	16.4
Other long-term liabilities	53.4	7.1

	1,342.6	4,572.0

Redeemable convertible preferred stock
Reorganized McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized, issued and outstanding at June 30, 2002	169.3	—
Predecessor McLeodUSA Preferred Series D, redeemable, convertible, $0.01 par value; 275,000 authorized, issued and outstanding at December 31, 2001	—	110.4
Predecessor McLeodUSA Preferred Series E, redeemable, convertible $0.01 par value; 125,000 authorized, issued and outstanding at December 31, 2001	—	45.7

	169.3	156.1

Stockholders' equity
Predecessor McLeodUSA Preferred Series A, $0.01 par value; 1,149,375 authorized, issued and outstanding at December 31, 2001	—	—
Predecessor McLeodUSA Common, Class A $0.01 par value; 2,000,000,000 authorized, 627,739,907 issued and outstanding at December 31, 2001	—	6.3
Reorganized McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 162,499,986 issued and outstanding at June 30, 2002	1.6	—
Reorganized McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at June 30, 2002	0.8	—
Reorganized McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at June 30, 2002	0.3	—
Reorganized McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at June 30, 2002	—	—
Reorganized McLeodUSA Warrants	22.6	—
Additional paid-in capital	954.3	3,843.4
Accumulated deficit	(45.3)	(3,821.6)
Accumulated other comprehensive income	—	(1.1)

	934.3	27.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,446.2	$4,755.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data)

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to June 30, 2002	April 1, 2002 to April 16, 2002	Three months ended June 30, 2001
Revenues:
Competitive telecommunications	$207.2	$47.3	$328.3
Other	—	—	3.6

Total revenue	207.2	47.3	331.9
Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	119.4	32.1	215.9
Selling, general and administrative	79.5	17.5	116.7
Depreciation and amortization	59.5	17.4	142.5
Reorganization charges, net	—	1,539.6	—
Restructuring charge (adjustment)	—	(6.8)	28.2

Total operating expenses	258.4	1,599.8	503.3

Operating loss	(51.2)	(1,552.5)	(171.4)

Nonoperating income (expense):
Interest income	0.3	—	2.1
Interest expense, net of amounts capitalized	(8.5)	(1.8)	(57.5)
Other income (expense)	1.1	(1.0)	80.4
Gain on the cancellation of debt	—	2,372.8	—

Total nonoperating income (expense)	(7.1)	2,370.0	25.0

Income (loss) before discontinued operations	(58.3)	817.5	(146.4)
Discontinued operations (Note 5):
Income from discontinued operations (including gain on disposal of $148.3 for the period April 1, 2002 to April 16, 2002)	13.0	152.6	14.7

Net income (loss)	(45.3)	970.1	(131.7)

Preferred stock dividend	(1.1)	—	(13.6)

Net income (loss) applicable to common shares	(46.4)	970.1	(145.3)

Basic and diluted income (loss) per common share:
Income (loss) before discontinued operations	$(0.22)	$1.30	$(0.26)
Discontinued operations	0.05	0.25	0.02

Income (loss) per common share	$(0.17)	$1.55	$(0.24)

Weighted average common shares outstanding	276.3	627.7	617.2

Other comprehensive income (loss), net of tax:
Unrealized holding losses arising during the period	$—	$—	$4.9
Less: reclassification adjustment for gains included in net income	—	—	(6.5)

Total other comprehensive loss	—	—	(1.6)

Comprehensive income (loss)	$(45.3)	$970.1	$(133.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data)

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to June 30, 2002	January 1, 2002 to April 16, 2002	Six months ended June 30, 2001
Revenues:
Competitive telecommunications	$207.2	$311.4	$629.1
Other	—	—	6.7

Total revenue	207.2	311.4	635.8
Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	119.4	211.2	406.9
Selling, general and administrative	79.5	108.9	230.8
Depreciation and amortization	59.5	126.3	264.3
Reorganization charges, net	—	1,596.8	—
Restructuring charge (adjustment)	—	(6.8)	28.2

Total operating expenses	258.4	2,036.4	930.2

Operating loss	(51.2)	(1,725.0)	(294.4)

Nonoperating income (expense):
Interest income	0.3	0.4	8.7
Interest expense, net of amounts capitalized	(8.5)	(33.6)	(113.6)
Other income	1.1	2.0	77.1
Gain on the cancellation of debt	—	2,372.8	—

Total nonoperating income (expense)	(7.1)	2,341.6	(27.8)

Income (loss) before discontinued operations	(58.3)	616.6	(322.2)
Discontinued operations (Note 5):
Income from discontinued operations (including a net gain on disposal of $145.4 for the period January 1, 2002 to April 16, 2002)	13.0	167.1	17.4

Net income (loss)	(45.3)	783.7	(304.8)

Preferred stock dividend	(1.1)	(4.8)	(27.2)

Net income (loss) applicable to common shares	(46.4)	778.9	(332.0)

Basic and diluted income (loss) per common share:
Income (loss) before discontinued operations	$(0.22)	$0.97	$(0.57)
Discontinued operations	0.05	0.27	0.03

Income (loss) per common share	$(0.17)	$1.24	$(0.54)

Weighted average common shares outstanding	276.3	627.7	613.8

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period	$—	$(2.1)	$(8.5)
Less: reclassification adjustment for gains (losses) included in net income	—	3.2	(6.5)

Total other comprehensive income (loss)	—	1.1	(15.0)

Comprehensive income (loss)	$(45.3)	$784.8	$(319.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to June 30, 2002	January 1, 2002 to April 16, 2002	Six months ended June 30, 2001
Cash Flows from Operating Activities
Net income (loss) before discontinued operations	$(58.3)	$616.6	$(322.2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	47.5	108.6	150.9
Amortization	12.0	17.7	113.4
Accretion of interest	—	4.1	23.8
Gain on sale of assets	1.2	(6.4)	(78.6)
Non cash reorganization items	—	1,538.4	—
Gain on the cancellation of debt	—	(2,372.8)	—
Restructuring charge (adjustment)	—	(6.8)	23.6
Changes in assets and liabilities, net of acquisitions and dispositions:
Trade receivables	10.3	14.3	(36.0)
Inventory	0.1	0.9	(3.3)
Deferred expenses	(0.5)	—	3.8
Prepaid expenses and other	(12.5)	9.3	(1.9)
Accounts payable and accrued expenses	(26.7)	(43.4)	(163.6)
Deferred revenue	(4.8)	1.1	6.4
Customer deposits	0.5	0.1	(15.6)

Net cash used in operating activities	(31.2)	(118.3)	(299.3)

Cash Flows from Investing Activities
Purchases or property and equipment	(19.8)	(37.2)	(436.8)
Other assets	(12.8)	(16.5)	(31.8)
Available for sale securities:
Purchases	—	—	(69.6)
Sales	—	2.0	114.6
Proceeds from the sale of assets	4.7	19.1	90.6
Proceeds from the sale of businesses	—	679.7	—
Other	(0.4)	—	(0.2)

Net cash provided by (used in) investing activities	(28.3)	647.1	(333.2)

Cash Flows from Financing Activities
Net proceeds from long-term debt	—	—	734.3
Payments on long-term debt	(2.1)	(734.3)	(1.0)
Net proceeds from the issuance of common stock	—	—	34.0
Investment by Forstmann Little	—	175.0	—
Payments of preferred stock dividends	—	—	(17.5)

Net cash (used in) provided by financing activities	(2.1)	(559.3)	749.8

Net (decrease) increase in cash and cash equivalents from continuing operations	(61.6)	(30.5)	117.3
Net cash provided by (used in) discontinued operations	1.6	31.6	(13.1)
Cash and cash equivalents:
Beginning	138.2	137.1	—

Ending	$78.2	$138.2	$104.2

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$12.8	$16.2	$110.8

Supplemental Schedule of Noncash Investing and Financing Activities
Capital leases incurred for the acquisition of property and equipment	$—	$—	$9.8

Preferred Stock dividends	$1.1	$4.8	$9.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and six months ended June 30, 2002 is unaudited.)

Note 1:    Basis of Presentation

        McLeodUSA Incorporated ("McLeodUSA"), a Delaware corporation, through its subsidiaries, provides competitive telecommunications services, including local services, primarily in 25 Midwest, Southwest, Northwest and Rocky Mountain states. McLeodUSA's business is highly competitive and is subject to various federal, state and local regulations. On January 31, 2002, McLeodUSA Incorporated, the parent company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 16, 2002, McLeodUSA Incorporated emerged from the Bankruptcy Court proceedings pursuant to the terms of its amended plan of reorganization (the "Plan"). The Plan was filed with the Bankruptcy Court on February 28, 2002 and was confirmed on April 5, 2002.

        During the period from January 31, 2002 to April 16, 2002, McLeodUSA operated as a debtor-in-possession. The unaudited condensed consolidated financial statements during the period from January 31, 2002 to April 16, 2002, the effective date of the plan, have been prepared in accordance with the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." McLeodUSA adopted the provisions SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The condensed consolidated statements of operations for the periods January 1, 2002 to April 16, 2002 and April 1, 2002 to April 16, 2002 separately disclose expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after filing by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law. See Note 3 for further discussion of the emergence from bankruptcy.

        Upon emergence from bankruptcy, McLeodUSA implemented fresh-start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of McLeodUSA was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity. McLeodUSA recorded a $1.5 billion reorganization charge to adjust the historical carrying value of its assets and liabilities to fair market value reflecting the allocation of McLeodUSA's $1.15 billion estimated reorganized equity value as of April 16, 2002. McLeodUSA also recorded a $2.4 billion gain on the cancellation of debt on April 16, 2002, pursuant to the Plan.

        As a consequence of the reorganization occurring as of April 16, 2002, the second quarter financial results have been separately presented under the label "Predecessor McLeodUSA" for periods prior to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17 to June 30, 2002.

        Interim Financial Information (unaudited):    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of McLeodUSA. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the McLeodUSA Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the SEC on April 19, 2002.

        For the three and six months ended June 30, 2001, and the periods January 1, 2002 to April 16, 2002, April 1, 2002 to April 16, 2002 and April 17, 2002 to June 30, 2002, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Condensed Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the condensed consolidated balance sheets. See Note 5 for further discussion.

        Prior to the sale of McLeodUSA Media Group, Inc. and its subsidiaries (collectively, "Pubco") on April 16, 2002, McLeodUSA operated predominantly in two reportable segments, Competitive Telecommunications and Directory. Pubco comprised the sole operations of the Directory segment. Accordingly, McLeodUSA now operates in one reportable operating segment, Competitive Telecommunications, and is no longer required to disclose segment information.

Note 2:    SFAS 144, Re-Audit Requirement and Officer Certifications

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including its directory publishing business (Pubco), and recently entered into agreements to sell Illinois Consolidated Telephone Company ("ICTC") and other non-core businesses. In the Quarterly Report on Form 10-Q, based on the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," McLeodUSA is reflecting these businesses and other businesses held for sale as discontinued operations. In accordance with accounting principles generally accepted in the United States of America, ("GAAP"), McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, and each quarter, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements for the years ended December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, in order to comply with GAAP requirements related to the financial presentation for discontinued operations, the Securities and Exchange Commission ("SEC") will, in effect, require McLeodUSA's new auditor, Deloitte & Touche LLP ("Deloitte & Touche"), to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        While McLeodUSA believes its financial statements for these years, as audited by Arthur Andersen, complied with GAAP in all material respects when such statements were filed with the SEC, its Chief Executive Officer and Chief Financial Officer are unable to make certifications required by the SEC with respect to any financial information for the years ended December 31, 2001 and 2000, or any portion thereof, because McLeodUSA anticipates that the results of the Deloitte & Touche audit will differ from the prior audit by Arthur Andersen. Deloitte & Touche has informed McLeodUSA that they have a different interpretation than Arthur Andersen with respect to accounting standards applicable to revenue recognition on certain Indefeasible Rights of Use ("IRU") transactions completed by McLeodUSA during 2001. Deloitte & Touche's interpretation would result in a change in classification of such IRU transactions from sales-type leases to operating leases. Deloitte & Touche has also advised McLeodUSA that the AICPA-SEC Regulations Committee has very recently expressed a position on accounting treatment for IRU exchanges that will be applied retroactively and which differs from previously accepted accounting practices. This pronouncement would apply to one IRU contract for which McLeodUSA recorded revenue in 2001. As a result, the Deloitte & Touche re-audit process as it relates to these identified IRU transactions would likely result in a reduction in 2001 total revenue and gross margin of approximately $60 million and $20 million, respectively. These adjustments for the six months ended June 30, 2001 would be a reduction of approximately $33 million in revenue and $10 million in gross margin. Such adjustment would also result in an annual increase in revenue and gross margin of approximately $3 million in 2002 and going forward through the term of these multi-year agreements. Other adjustments, if any, which could be required as a result of the Deloitte & Touche re-audit, are unknown at this time.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA believes that the expense and effort associated with a re-audit may not be in the best interest of McLeodUSA or its shareholders as it would result in financial statements that are not comparable to the reorganized McLeodUSA's on-going operations. Therefore, McLeodUSA is considering seeking a waiver of this requirement from the SEC. If required, the Deloitte & Touche re-audits for 2000 and 2001 would be expected to be completed by the end of the first quarter of 2003.

Note 3:    Emergence from Chapter 11 Proceedings

        Confirmation of the Plan:    On April 5, 2002, the Bankruptcy Court confirmed the Plan. The general unsecured creditors of McLeodUSA, except for the holders of all of its outstanding notes (including its 10 1/2% Senior Discount Notes, 9 1/4% Senior Notes, 8 3/8% Senior Notes, 9 1/2% Senior Notes, 8 1/8% Senior Notes, 12% Senior Notes, 11 1/2% Senior Notes and 11 3/8% Senior Notes (collectively, the "Notes")), were unaffected by the Chapter 11 proceedings and the Plan. The Plan became effective on April 16, 2002 and resulted in the following:

          The elimination of the approximately $3 billion of indebtedness, including accrued interest, represented by the Notes;

          In exchange for the cancellation of the Notes and the unpaid interest thereon, the bondholders received their pro rata share of (1) $670 million in cash, (2) 10,000,000 shares of Series A Preferred Stock, which is convertible into 15% of Class A Common Stock on a fully diluted basis as of the effective date of the Plan after giving effect to the Plan and conversion of the Class B Common Stock and Class C Common Stock (but prior to the exercise of the warrants) and (3) new 5-year warrants to purchase 22,159,091 shares of Reorganized McLeodUSA Class A Common Stock for $30 million;

          The sale to Yell Group Ltd. of McLeodUSA Media Group, Inc. and its subsidiaries, McLeodUSA's directory publishing business for $600 million;

          Forstmann Little invested $175 million in exchange for (1) 74,027,764 shares of Reorganized McLeodUSA Class A Common Stock, (2) 5-year warrants to purchase 22,159,091 shares of Reorganized McLeodUSA Class A Common Stock for $30 million and (3) 10 shares of Reorganized McLeodUSA Series B Preferred Stock;

          The conversion of Predecessor McLeodUSA Series D Preferred Stock and Predecessor McLeodUSA Series E Preferred Stock, held by Forstmann Little, into 78,203,135 shares of Reorganized McLeodUSA Class B Common Stock and 35,546,879 shares of Reorganized McLeodUSA Class C Common Stock, respectively; and

          The conversion of the Predecessor McLeodUSA Series A Preferred Stock into 33,696,559 shares of Reorganized McLeodUSA Class A Common Stock.

          The Plan also provided for the distribution of a portion of Reorganized McLeodUSA's common stock to holders of Predecessor McLeodUSA common stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Reorganized McLeodUSA Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve at 18,000,000 shares of Reorganized

  McLeodUSA Class A Common Stock pending resolution of the securities claims against McLeodUSA associated with the putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of Reorganized McLeodUSA Class A Common Stock to record holders of Predecessor McLeodUSA common stock as of April 5, 2002, the distribution record date under the Plan. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of Predecessor McLeodUSA common stock may be entitled to additional distributions of Reorganized McLeodUSA Class A Common Stock from the 18,000,000 shares held in the disputed claims reserve.

        The condensed financial information for the parent company, McLeodUSA Incorporated, for the period April 1, 2002 to April 16, 2002 and January 1, 2002 to April 16, 2002 is as follows (in millions):

Condensed Statement of Operations
(Unaudited)

	Predecessor McLeodUSA
	April 1, 2002 to April 16, 2002	January 1, 2002 to April 16, 2002
Operating expenses:
Selling, general and administrative	$2.9	$8.7
Depreciation and amortization	0.4	5.1
Reorganization charges, net	1,539.6	1,596.8
Restructuring charge (adjustment)	(6.8)	(6.8)

Total operating expenses	1,536.1	1,603.8
Other operating income (expense):
Interest income	—	0.3
Interest expense, net of amounts capitalized	(1.7)	(33.3)
Gain on cancellation of debt	2,372.8	2,372.8
Other income	0.4	0.4
Equity in net losses of subsidiaries	(17.9)	(119.8)

Total other operating income	2,353.6	2,220.4

Income before discontinued operations	817.5	616.6
Income from discontinued operations	152.6	167.1

Net income	970.1	783.7
Preferred stock dividend	—	(4.8)

Net income applicable to common shares	$970.1	$778.9

        Contractual interest was $13.1 million and $93.6 million for the periods April 1, 2002 to April 16, 2002 and January 1, 2002 to April 16, 2002, respectively. Contractual dividends were $0.9 million and $8.9 million for the periods April 1, 2002 to April 16, 2002 and January 1, 2002 to April 16, 2002, respectively.

Condensed Statement of Cash Flows
(Unaudited)

	Predecessor McLeodUSA
	April 1, 2002 to April 16, 2002	January 1, 2002 to April 16, 2002
Cash Flows from Operating Activities
Net income before discontinued operations	$817.5	$616.6
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	0.4	5.1
Accretion of interest on senior discount notes	—	4.1
Noncash reorganization items	1,485.1	1,538.4
Gain on cancellation of debt	(2,372.8)	(2,372.8)
Restructuring	(6.8)	(6.8)
Gain on the sale of assets	(0.4)	(0.4)
Equity in net losses of subsidiaries	17.9	119.8
Changes in assets and liabilities, net of dispositions:
Prepaid and other assets	0.7	6.5
Accounts payable and accrued expenses	(0.4)	8.3
Intercompany receivables	22.1	(74.7)

Net cash used in operating activities	(36.7)	(155.9)
Cash Flows from Investing Activities
Purchases of property and equipment	(0.6)	(0.6)
Proceeds from the sale of businesses and assets	622.1	680.9

Net cash provided by investing activities	621.5	680.3
Cash Flows from Financing Activities
Proceeds from Forstmann Little investment	175.0	175.0
Payments on long-term debt	(730.0)	(730.0)

Net cash used in financing activities	(555.0)	(555.0)
Net increase in cash and cash equivalents from continuing operations	29.8	(30.6)
Net cash provided by (used in) discontinued operations	(6.1)	31.6
Cash and cash equivalents:
Beginning	97.5	120.2

Ending	$121.2	$121.2

        Reorganization charges, net: Reorganization charges, net, are comprised of items incurred by McLeodUSA as a result of reorganization under Chapter 11 of the Bankruptcy Code. Items for the periods April 1, 2002 to April 16, 2002 and January 1, 2002 to April 16, 2002 consist of the following (in millions):

	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 1, 2002 to April 16, 2002	January 1, 2002 to April 16, 2002
Professional fees	$53.6	$57.5
Severance	0.9	0.9
Write-off of deferred financing fees and discounts	—	53.3
Fresh-start adjustments to fair value	1,485.1	1,485.1

	$1,539.6	$1,596.8

Note 4:    Fresh-start Accounting

        As discussed in Note 1, McLeodUSA adopted the provisions of fresh-start accounting as of April 16, 2002. Independent financial advisors were engaged to assist in the determination of the reorganization equity value or fair value of Reorganized McLeodUSA. The independent financial advisors determined the estimated reorganization equity value of McLeodUSA to be $1.15 billion. The estimate was based on McLeodUSA's operating profit, cash flow and certain other items for the years 2002 through 2005. The estimate was based on a number of various assumptions regarding the anticipated future performance of McLeodUSA, industry performance, general business and economic conditions and other matters. The assumptions underlying the valuation are described in more detail in the disclosure statement sent to security holders entitled to vote on the Plan and attached as an exhibit to the McLeodUSA Current Report on Form 8-K filed on March 5, 2002 and also, in the McLeodUSA Current Report on Form 8-K filed on April 22, 2002.

        SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, "Business Combinations," as amended by SFAS 141, "Business Combinations," for transactions reported on the basis of the purchase method. In applying SOP 90-7, McLeodUSA had the value of its noncurrent and intangible assets appraised. The fresh-start adjustments are based on the preliminary allocation of the reorganization equity value to the noncurrent and intangible assets. A reconciliation of the adjustments recorded in connection with the debt restructuring, the adoption of fresh-start accounting, and the accounting for discontinued operations at April 16, 2002 is presented below (in millions):

	Predecessor McLeodUSA April 16, 2002	Debt Restructuring		Fresh-start Adjustments(g)	Discontinued Operations(h)	Reorganized McLeodUSA April 16, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$696.1	$(555.0	)(a)(e)(f)	$—	$(2.9)	$138.2
Investment in available-for-sale securities	0.6	—		—	—	0.6
Trade receivables, net	153.8	—		—	(17.6)	136.2
Inventory	14.7	—		—	(5.3)	9.4
Prepaid expense and other	18.4	—		—	(2.8)	15.6
Assets held for sale	—	—		—	440.5	440.5

Total current assets	883.6	(555.0)		—	411.9	740.5

Property and equipment
Land and buildings	91.1	—		30.8	(47.8)	74.1
Communications networks	2,019.1	—		(1,046.5)	(287.5)	685.1
Furniture, fixtures and equipment	412.0	—		(184.9)	(56.2)	170.9
Networks in progress	715.1	—		(348.9)	(3.8)	362.4

	3,237.3	—		(1,549.5)	(395.3)	1,292.5
Less accumulated depreciation	(716.7)	—		506.6	210.1	—

	2,520.6	—		(1,042.9)	(185.2)	1,292.5

Investments, intangibles and other assets
Other investments	22.1	—		(20.5)	(1.3)	0.3
Goodwill	939.0	—		(502.9)	(214.2)	221.9
Other intangibles, net	168.8	—		93.9	(11.2)	251.5
Other	29.4	—		(4.9)	—	24.5

	1,159.3	—		(434.4)	(226.7)	498.2

	$4,563.5	$(555.0)		$(1,477.3)	$—	$2,531.2

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$7.4	$—		$—	$(0.3)	$7.1
Accounts payable	83.5	—		—	(5.4)	78.1
Accrued payroll and payroll related expenses	31.4	—		—	(2.1)	29.3
Other accrued liabilities	185.6	—		—	(26.1)	159.5
Deferred revenue, current portion	18.2	—		—	(3.0)	15.2
Customer deposits	3.3	—		—	(0.4)	2.9
Liabilities related to discontinued operations	—	—		7.8	67.9	75.7

Total current liabilities	329.4	—		7.8	30.6	367.8
Liabilities subject to compromise	3,051.8	(3,051.8	)(a)(b)	—	—	—
Long-term debt less current maturities	1,024.6	(60.0	)(f)	—	(20.8)	943.8
Deferred revenue, less current portion	15.8	—		—	—	15.8
Other long-term liabilities	63.6	—		—	(9.8)	53.8

	4,485.2	(3,111.8)		7.8	—	1,381.2

Redeemable convertible preferred stock
Reorganized McLeodUSA Preferred Series A	—	169.1	(a)	—	—	169.1
Predecessor McLeodUSA Preferred Series D	112.7	(112.7	)(c)	—	—	—
Predecessor McLeodUSA Preferred Series E	46.6	(46.6	)(c)	—	—	—

	159.3	9.8		—	—	169.1

Stockholders' equity
Predecessor McLeodUSA Preferred Series A	—	—	(b)	—	—	—
Predecessor McLeodUSA Common, Class A	6.3	(6.3	)(d)	—	—	—
Reorganized McLeodUSA Common, Class A	—	1.6	(b)(d)(e)	—	—	1.6
Reorganized McLeodUSA Common, Class B	—	0.8	(c)	—	—	0.8
Reorganized McLeodUSA Common, Class C	—	0.3	(c)	—	—	0.3
Reorganized Preferred Series B	—	—	(e)	—	—	—
Reorganized McLeodUSA Warrants	—	22.6	(a)(e)	—	—	22.6
Additional paid-in capital	3,843.2	155.2	(b)(c)	(3,042.8)	—	955.6
Accumulated deficit	(3,930.5)	2,372.8	(a)	1,557.7	—	—

	(81.0)	2,547.0		(1,485.1)	—	980.9

	$4,563.5	$(555.0)		$(1,477.3)	$—	$2,531.2

(a)
To record the discharge of indebtedness, including accrued interest, in accordance with the Plan ($3,042.9 million), the payment to the holders of the Notes ($670 million),the fair market value of the warrants ($11.3 million) and Reorganized McLeodUSA Series A Preferred Stock issued ($169.1 million) to holders of the Notes.

(b)
To record the conversion of the Predecessor McLeodUSA Series A Preferred Stock, and the accrued dividends thereon ($8.9 million) to Reorganized McLeodUSA Class A Common Stock.

(c)
To record the conversion of the Redeemable Convertible Series D and E Preferred Stock to 78,203,135 shares of Class B Common Stock and 35,546,879 shares of Class C Common Stock of Reorganized McLeodUSA, respectively.

(d)
To eliminate Predecessor McLeodUSA Class A Common Stock and record the issuance of Reorganized McLeodUSA Class A Common Stock.

(e)
To record the investment by Forstmann Little ($175 million), the issuance of 74,027,764 shares of Class A Common Stock of Reorganized McLeodUSA, the fair market value of the warrants issued ($11.3 million) and the issuance of 10 shares of Reorganized McLeodUSA Series B Preferred Stock.

(f)
To record the prepayment on the term loans ($60 million) under McLeodUSA's Credit Agreement dated May 31, 2000 (the "Credit Agreement") as required by the Third Amendment to the Credit Agreement dated November 29, 2001 (the "Third Amendment").

(g)
To adjust the carrying value of assets and liabilities to fair market value.

(h)
To record the assets held for sale in accordance with SFAS 144.

Note 5:    Assets Held For Sale

        In August 2001, McLeodUSA initiated a broad strategic and operational restructuring to re-focus its business on its core areas of expertise within its 25-state footprint, improve business discipline and processes and reduce its cost structure, all with the goal of eventually developing positive cash flow from operations. A key element of this operational restructuring included selling certain non-core assets, including Greene County Partners, Inc, McLeodUSA Telecom Development, Inc. and McLeodUSA Community Telephone, Inc. (collectively "DTG"), Caprock Services Corp., and McLeodUSA Integrated Business Systems, Inc. ("IBS").

        Also in 2001, McLeodUSA initiated a financial restructuring to substantially reduce its outstanding debt. As part of the financial restructuring, McLeodUSA and its senior secured lenders agreed to amend McLeodUSA's Credit Agreement to permit the financial restructuring. The key elements of the financial restructuring included, among other things (1) the sale of Pubco and the use of the proceeds therefrom to make a payment to the holders of the Notes and (2) the sale of McLeodUSA's Illinois independent local exchange carrier ("ICTC") upon completion of the restructuring and use of the first $225 million of net proceeds to prepay the term loans under the Credit Agreement.

        For the six and three months ended June 30, 2001, and the periods January 1, 2002 to April 16, 2002, April 1, 2002 to April 16, 2002 and April 17, 2002 to June 30, 2002, the operating results of the businesses listed below have been reported as discontinued operations in the McLeodUSA Condensed Consolidated Statements of Operations in accordance with SFAS 144. Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the condensed consolidated balance sheets. The assets held for sale are recorded at fair market value based on the contract value. The liabilities related to discontinued operations represent the liabilities of the discontinued operations as well as the estimated costs to sell.

        ICTC: On July 17, 2002, McLeodUSA announced an agreement to sell ICTC, its central Illinois-based independent local exchange carrier, as well as certain related telecommunications businesses to Homebase Acquisition Corp. for $271 million, reduced by the amount of ICTC debt outstanding at closing of approximately $20 million. The transaction is subject to Hart-Scott-Rodino, Illinois Commerce Commission and FCC approval and certain other customary closing conditions, including completion of senior debt financing by the acquirer. The closing is anticipated to occur by the end of 2002.

        Greene County Partners, Inc.: On June 27, 2002, McLeodUSA signed a definitive agreement to sell its non-core cable service provider for $19 million. The sale is expected to close within the third quarter of 2002, subject to regulatory approval and other customary closing conditions.

        DTG: On May 15, 2002, McLeodUSA signed a definitive agreement to sell its non-core operations in South Dakota and certain non-core overbuild CLEC and cable television operations in South

Dakota, southwestern Minnesota and northwestern Iowa to Prairie Wave Communications, Inc. for approximately $88 million. McLeodUSA anticipates that the transaction will close in the third quarter of 2002.

        Pubco: On April 16, 2002, McLeodUSA completed the sale of all of the outstanding common stock of its wholly-owned indirect subsidiary, Pubco, to Yell Group Limited for $600 million in cash. In connection with the transaction, McLeodUSA entered into a multi-year Publishing, Branding and Operating Agreement with Yellow Book, a subsidiary of Yell Group, which, among other things, provides for the continued publishing of telephone directories under the McLeodUSA brand. The proceeds received from the sale were used to pay the holders of the Notes. The sale of Pubco resulted in a gain of $140.1 million and is recorded within discontinued operations in the condensed consolidated statements of operations.

        Caprock Services Corp.: On April 8, 2002, McLeodUSA sold its indirect, wholly-owned subsidiary IWL Communications, Incorporated d/b/a CapRock Services Corp., for $21 million in cash. McLeodUSA recorded a gain on the sale of CapRock Services Corp. of $7.6 million.

        IBS: On January 24, 2002, IBS, an indirect wholly-owned subsidiary of McLeodUSA, sold certain of the assets used in its telecommunications customer premise equipment business in the metropolitan areas of Minneapolis, Minnesota; Cedar Rapids, Des Moines, Dubuque and Waterloo, Iowa; and Denver, Colorado, as well as the data provider business conducted by IBS under the name "DataNet," to Inter-Tel Technologies, Inc. for $8 million plus the assumption of certain liabilities. The sale excluded the telecommunications customer premise equipment business conducted in Illinois and resulted in a loss of $2.3 million.

        The carrying amounts of the major classes of assets held for sale and liabilities related to discontinued operations as of June 30, 2002 and December 31, 2001 were as follows (in millions):

	June 30, 2002
	DTG	Greene County	ICTC	Total
Assets held for sale:
Current assets	$9.9	$4.2	$16.3	$30.4
Property and equipment, net	70.7	6.8	99.4	176.9
Intangible assets	12.7	8.4	201.3	222.4
Other noncurrent assets	0.2	—	—	0.2

	$93.5	$19.4	$317.0	$429.9	*

Liabilities related to discontinued operations:
Current liabilities	$4.2	$0.5	$34.3	$39.0
Long-term debt	0.1	—	21.0	21.1
Other long-term liabilities	—	—	9.2	9.2

	$4.3	$0.5	$64.5	$69.3

*
McLeodUSA has recorded assets held for sale in addition to the businesses above totaling $14.2 million. The $14.2 million is comprised of real estate ($10.2 million), wireless licenses ($3.0 million) and an equity interest in a partnership ($1.0 million).

	December 31, 2001
	IBS	CapRock Services	Pubco	DTG	Greene County	ICTC	Total
Assets held for sale:
Current assets	$7.7	$7.2	$154.7	$10.8	$3.4	$19.7	$203.5
Property and equipment, net	0.3	7.7	36.3	71.5	6.9	100.6	223.3
Intangible assets	4.3	1.4	316.1	1.8	9.1	—	332.7
Other noncurrent assets	0.2	0.2	—	0.2	—	—	0.6

	$12.5	$16.5	$507.1	$84.3	$19.4	$120.3	$760.1

Liabilities related to discontinued operations:
Current liabilities	$1.9	$3.7	$51.6	$5.3	$—	$35.2	$97.7
Long-term debt	0.1	—	1.6	—	—	20.8	22.5
Other long-term liabilities	—	0.2	—	0.1	—	9.8	10.1

	$2.0	$3.9	$53.2	$5.4	$—	$65.8	$130.3

        For the periods April 17, 2002 to June 30, 2002, January 1, 2002 to April 16, 2002, and the six months ended June 30, 2001, the amount of revenue and net income (including gains or losses recorded on the sales) attributable to the discontinued operations and the assets held for sale were as follows (in millions):

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to June 30, 2002	January 1, 2002 to April 16, 2002	Six months ended June 30, 2001
Revenues:
IBS	$—	$1.2	$22.0
CapRock Services	—	8.8	14.9
Pubco	—	94.3	153.7
DTG	8.7	12.0	17.1
Greene County	1.5	2.3	3.8
ICTC	22.8	31.7	59.4

	$33.0	$150.3	$270.9

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to June 30, 2002	January 1, 2002 to April 16, 2002	Six months ended June 30, 2001
Net income (loss):
IBS	$(0.5)	$1.0	$(1.3)
CapRock Services	(0.1)	8.3	1.4
Pubco	—	150.0	10.6
DTG	4.0	(0.4)	(4.3)
Greene County	0.3	0.2	0.2
ICTC	9.3	8.0	10.8

	$13.0	$167.1	$17.4

        For the periods April 17, 2002 to June 30, 2002, April 1, 2002 to April 16, 2002, and the three months ended June 30, 2001, the amount of revenue and net income (including gains or losses recorded on the sales) attributable to the discontinued operations and the assets held for sale were as follows (in millions):

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to June 30, 2002	April 1, 2002 to April 16, 2002	Three months ended June 30, 2001
Revenues:
IBS	$—	$—	$12.6
CapRock Services	—	0.6	7.8
Pubco	—	18.0	80.8
DTG	8.7	1.6	8.8
Greene County	1.5	0.3	1.9
ICTC	22.8	4.9	29.8

	$33.0	$25.4	$141.7

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to June 30, 2002	April 1, 2002 to April 16, 2002	Three months ended June 30, 2001
Net income (loss):
IBS	$(0.5)	$1.1	$(0.2)
CapRock Services	(0.1)	7.6	0.7
Pubco	—	143.4	8.4
DTG	4.0	(0.4)	(1.8)
Greene County	0.3	—	0.2
ICTC	9.3	0.9	7.4

	$13.0	$152.6	$14.7

Note 6:    Capital Stock

        The Plan provided for the distribution of a portion of Reorganized McLeodUSA's Class A Common Stock to holders of Predecessor McLeodUSA Class A Common Stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Reorganized McLeodUSA Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve at 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock pending resolution of the securities claims against McLeodUSA associated with the putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of Reorganized McLeodUSA Class A Common Stock to record holders of Predecessor McLeodUSA Class A Common Stock as of April 5, 2002, the distribution record date under the Plan. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of Predecessor McLeodUSA Class A Common Stock may be entitled to additional distributions of Reorganized McLeodUSA Class A Common Stock from the 18,000,000 shares held in the disputed claims reserve. These shares are considered issued and outstanding for the purposes of determining net income (loss) per share.

        The 78,203,135 shares of Class B Common Stock and 35,546,879 shares of Class C Common Stock issued upon McLeodUSA's emergence from bankruptcy is, in the aggregate, convertible into 113,750,014 (the sum of the Class B and Class C shares outstanding) shares of Class A Common Stock of Reorganized McLeodUSA.

        The 10 million shares of Reorganized McLeodUSA Series A Preferred Stock (the "Series A Preferred Stock") were issued to the holders of the Notes in connection with the Plan. The Series A Preferred Stock has a stated value of $17.50 per share (the "Stated Value"). Dividends are payable on the Series A Preferred Stock when, as and if declared by McLeodUSA at an annual rate of 2.5% of the Stated Value. The Series A Preferred Stock had an initial liquidation preference per share equal to the Stated Value. The liquidation preference (the "Liquidation Preference") per share is adjusted as follows: (i) for each scheduled dividend payment date on which dividends are not paid in full, the liquidation preference per share increases by the accretion amount, which is equal to the product of (a) the accretion rate of 2.5% per year, calculated on a quarterly basis, (b) the Stated Value, and (c) the fraction of the dividends for that dividend period that were not paid on the scheduled dividend payment date; and (ii) on any scheduled dividend payment date, McLeodUSA may reduce the liquidation preference per share by paying to holders of the Series A Preferred Stock all or a portion of the amount by which the liquidation preference per share exceeds the Stated Value. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder, into a number of shares of Reorganized McLeodUSA Class A Common Stock equal to the Liquidation Preference per share divided by the conversion price of approximately $3.59 per share, subject to adjustment (as so adjusted, the "Conversion Price"). If on any date after April 17, 2006, the closing price of Reorganized McLeodUSA Class A Common Stock has equaled or exceeded 135% of the then current Conversion Price, for at least 20 out of 30 consecutive trading days, then McLeodUSA has the right, for up to 10 trading days after any such date, to cause all or a portion of the Series A Preferred Stock to convert into such number of shares of Reorganized McLeodUSA Class A Common Stock as equals the Liquidation Preference per share then in effect divided by the Conversion Price. The holders of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of common stock voting together with holders of common stock as a single class. In addition, as long as at least 3,333,333 shares of Series A Preferred Stock are outstanding, the holders of the then outstanding shares of Series A Preferred Stock, voting separately and as a class have the right to elect one member to the Board of Directors. The consent of the holders of the majority of outstanding Series A Preferred Stock is also required to take certain actions specified in the Certificate of Designations with respect to the Series A Preferred Stock. To the extent McLeodUSA has funds legally available therefor, on April 16, 2012, the tenth anniversary of its issuance, McLeodUSA will be obligated to redeem all of the outstanding Series A Preferred Stock by paying each holder of the Series A Preferred Stock an amount in cash per share equal to the Liquidation Preference. The Series A Preferred Stock was recorded at the fair market value of the securities at the date of issuance, as determined by independent financial advisors engaged by McLeodUSA, of $169.1 million. The Preferred A Shares will accrete for book purposes to its liquidation value of $175 million by April 16, 2012, using the effective interest method, which will reduce prospective earnings available to common stockholders.

        Upon the effective date, 10 shares of Reorganized McLeodUSA Series B Preferred Stock (the "Series B Preferred Stock") were issued to Forstmann Little. The Series B Preferred Stock has a liquidation preference of $1.00 per share and, subject to certain conditions, provides the holders thereof with the right to elect up to two members of the Board of Directors of the Company.

        The Reorganized McLeodUSA Warrants (the "Warrants") issued in connection with the Plan provide the holders thereof the right to purchase an aggregate of 44,318,182 shares of Reorganized McLeodUSA Class A Common Stock for an aggregate exercise price of $60 million. The Warrants have a five-year life and were recorded at their fair market value at the date of issuance, as determined by the independent financial advisors engaged by McLeodUSA, of $22.6 million.

Note 7:    Stock-based Compensation Plan

        Upon the effective date of the Plan, all options under the Predecessor McLeodUSA stock option plans were cancelled and the plans were terminated. On April 16, 2002, in connection with the effectiveness of the Plan, McLeodUSA adopted the McLeodUSA Incorporated 2002 Omnibus Equity Plan (the "Omnibus Plan"). Awards under the Omnibus Plan may be made to officers and key employees of McLeodUSA or to any of the affiliates of McLeodUSA, to non-employee directors and to other non-employee service providers and consultants whose participation in the Omnibus Plan is determined to be in the best interests of McLeodUSA by the full Board of Directors or a committee thereof. The Omnibus Plan permits the granting of options (both incentive and nonqualified stock options), shares of restricted common stock, phantom stock (the right to receive cash shares or other property, the value of which is tied to the fair market value of a share of common stock), stock bonuses and other awards in such amounts and with such terms and conditions as the Board or a committee thereof shall determine, subject to the provisions of the Omnibus Plan. However, the exercise price of incentive stock options shall not be less than the fair market value (as defined in the Omnibus Plan) on the date of grant. McLeodUSA has reserved 65,173,797 shares (subject to adjustment as provided for in the plan) of McLeodUSA Class A Common Stock for issuance under the Omnibus Plan. As of June 30, 2002, 35,624,050 stock options had been granted under the Omnibus Plan, including 5,025,000 issued to non-employee directors, with a weighted average exercise price of $1.11 per share. No awards, other than stock options, were granted during the period April 16, 2002 to June 30, 2002.

Note 8:    Credit Agreement Amendment

        Any restructuring involving a payment to bondholders, other than regularly scheduled payments of principal and interest, required a majority consent under our Credit Agreement. In order to effect a restructuring, McLeodUSA entered into the Third Amendment to the Credit Agreement. Under the Third Amendment, the lenders under the Credit Agreement waived: (1) any bankruptcy and payment cross-defaults with respect to the Notes arising from the restructuring; (2) covenants restricting the sales of assets in order to allow the sale of Pubco pursuant to the restructuring, and the use of the $600 million of proceeds therefrom to make a payment to the bondholders; and (3) certain other covenants and other provisions of the Credit Agreement that would have restricted our ability to enter into various transactions necessary to consummate the restructuring.

        The waivers and modifications to the Credit Agreement remained in effect so long as McLeodUSA was pursuing the restructuring, which, among other things, required that the restructuring be consummated on or before August 1, 2002. The Third Amendment also contained certain modifications that became effective upon our consummation of the Plan, including, among other things:

          An agreement to use $60 million of the proceeds from the sale of Pubco and the Forstmann Little investment to prepay the term loans under the Credit Agreement;

          An agreement to sell, or have entered into a contract to sell (which may be subject to regulatory approval and certain other customary closing conditions), ICTC (or substantially all of its assets) within 14 months of the consummation of the Plan and to apply the first $225 million in proceeds from such sale to reduce outstanding obligations under the Credit agreement; provided that McLeodUSA is permitted to retain proceeds in excess of $225 million from such sale for working capital and general corporate purposes;

          An agreement that if McLeodUSA does not complete the ICTC sale within two years of the consummation of the Plan, $225 million of term loans under the Credit Agreement will be subject to additional interest of 1.5% per annum until such sale is completed;

          An agreement to allow McLeodUSA to retain the proceeds of certain non-core asset sales for general corporate purposes;

          The modification of various financial covenants and the addition of a capital expenditure limitation;

          A 1% increase in the applicable rates of interest on the borrowings under the Credit Agreement and the establishment of certain prepayment premiums applicable to the Credit Agreement term loan repayments made in the first three years following the restructuring;

          An agreement that McLeodUSA may enter into an exit financing facility upon consummation of the Plan in an amount not to exceed $160 million, secured by liens on and security interests in the assets of McLeodUSA and its domestic subsidiaries superior to the liens securing the existing obligations under the Credit Agreement; and

          Additional limitations on the ability of McLeodUSA and its subsidiaries to incur third-party indebtedness and make additional investments.

        As of June 30, 2002, McLeodUSA was in compliance with all financial and operating covenants under the Credit Agreement.

Note 9:    Exit Financing Facility

        As provided for in the Third Amendment to the Credit Agreement, McLeodUSA entered into a credit agreement for an exit financing facility (the "Exit Facility") with a consortium of banks upon consummation of the Plan on April 16, 2002. The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, McLeodUSA has the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the May 31, 2000 Credit Facility. As of June 30, 2002 no amounts had been drawn on the Exit Facility.

        McLeodUSA is required to pay a commitment fee on the average daily unused balance of the Exit Facility at a rate ranging from 1/2% to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate, in each case plus 1/2% plus a margin ranging from 1.00% to 2.50%; or (b) the LIBO rate plus a margin ranging from 2.00% to 3.50%.

        The Exit Facility credit agreement includes restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries. It also limits McLeodUSA's leverage ratio and requires minimum levels of access lines in service, interest coverage and consolidated revenue. As of June 30, 2002, McLeodUSA was in compliance with all financial and operating covenants under the Exit Facility credit agreement.

Note 10:    Trade Receivables

        The composition of trade receivables, net, is as follows (in millions):

	Reorganized McLeodUSA	Predecessor McLeodUSA
	June 30, 2002	December 31, 2001
Trade receivables:
Billed	$136.8	$155.1
Unbilled	26.5	33.4

	163.3	188.5
Allowance for doubtful accounts and discounts	(37.8)	(37.7)

	$125.5	$150.8

Note 11:    Restructuring and Impairment Charges

        In the third quarter of 2001, McLeodUSA recorded a restructuring charge in connection with its revised strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within its 25-state footprint. McLeodUSA recorded restructuring reserves at that time to provide for involuntary employee separations, facilities consolidations and other contractual commitments related to the abandoned national network and software development projects. During the second quarter of 2002, McLeodUSA recorded a reduction of those reserves of $18.8 million due to lower than anticipated costs related to employee separations and facility closure costs as well as the negotiation of lower payments on contractual commitments. The reduction related to the exit of facilities reserved for at September 30, 2001 was partially offset by additional charges of $12.0 million, primarily for leased facilities that have been identified for termination and changes in assumptions based on current market information.

	Liability at December 31, 2001	Cash Payments Through April 16, 2002	Reserve Additions	Reserve Reductions	Remaining Liability April 16, 2002
Employee separations	$10.4	$3.3	$—	$1.2	$5.9
Facility closure costs	91.6	8.5	12.0	16.4	78.7
Other contractual commitments	57.7	48.9	—	1.2	7.6

	$159.7	$60.7	$12.0	$18.8	$92.2

	Liability at April 17, 2002	Cash Payments Through June 30, 2002	Remaining Liability June 30, 2002
Employee separations	$5.9	$2.7	$3.2
Facility closure costs	78.7	3.5	75.2
Other contractual commitments	7.6	0.5	7.1

	$92.2	$6.7	$85.5

        Within our 10K/A filing, McLeodUSA classified $3.9 million of the reserve related to employee separations associated with facilities consolidation as facility closure costs. This balance has been reclassified above to reflect the $3.9 million reserve as employee separations at December 31, 2001.

Note 12:    Goodwill and Other Intangible Assets

        On January 1, 2002, McLeodUSA adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives are not amortized but are reviewed at least annually for impairment. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives. As permitted by SFAS No. 142, McLeodUSA performed the transitional impairment tests on goodwill by comparing the current fair values of its reportable units containing goodwill balances to their carrying values in the second quarter of 2002.

        Changes in the carrying amount of goodwill for the period December 31, 2001 to April 16, 2002 is summarized as follows (in millions). There were no changes to the carrying amount of goodwill for the period April 17, 2002 to June 30, 2002.

Balance, December 31, 2001	$949.4
Adjustment for the sale of business	(5.5)
Fresh-start fair market value adjustments	(722.0)

Balance, April 17, 2002	$221.9

        Intangible assets with finite lives at June 30, 2002 are summarized as follows (in millions):

	Gross	Accum Amort.	Net
Deferred line installation costs	$148.9	$10.5	$138.4
Customer base	29.8	1.5	28.3

	$178.7	$12.0	$166.7

        In connection with our adoption of fresh-start reporting, independent appraisers valued the intangible assets. McLeodUSA's customer base was valued at $24.0 million with a remaining life of five years. Also included in the customer base is a customer contract, valued at $5.8 million, and assigned a remaining life of 33 months. The trademarks McLeodUSA and Primeline were assigned a value collectively of $83.8 million. The trademarks were determined to have indefinite lives and are not being amortized.

        The following table sets forth the adjustment to net loss and loss per share that would have occurred had SFAS No. 142 been effective for the three and six months ended June 30, 2001(in millions except per share amounts):

	Predecessor McLeodUSA
	Three months ended June 30, 2001	Six months ended June 30, 2001
Net loss applicable to common shares as reported	$(145.3)	$(332.0)
Goodwill amortization	44.8	89.6
Franchise agreement amortization	0.2	0.4

Adjusted net loss	$(100.3)	$(242.0)

Adjusted basic and diluted loss per common share	$(0.16)	$(0.39)

Note 13:    Accounting for Asset Retirement Obligations

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. McLeodUSA, as required by SOP 90-7, has implemented this statement as part of fresh-start reporting.

        McLeodUSA's asset retirement obligations relate to three categories of assets; fiber, central office colocation equipment and technical sites.

          Fiber: McLeodUSA utilizes nearly 18,000 route miles of fiber throughout its network, over 80% of which is buried in the ground. The remaining balance of fiber is located on poles. In most cases, McLeodUSA is obligated to remove its fiber if either the underlying right-of-way is terminated or McLeodUSA chooses to decommission those assets.

          Central Office Colocation Equipment: McLeodUSA utilizes space within regional bell operating companies' ("RBOCs") central offices in which it has deployed a substantial number of assets. Termination of business in those markets would require removal of the equipment and restoration of the Central Office to its original state.

          Technical Sites: McLeodUSA leases space in numerous technical sites throughout its market area in which it deploys significant assets. Termination of the lease or business in those markets would require the removal of those assets and restoration of the leased space to its original state.

        The present value of the asset retirement obligation was calculated using a discount rate of 6.1% over a period of 15 years, which is representative of the estimated life of McLeodUSA's telecommunications network.

        Upon adoption of SFAS No. 143 by McLeodUSA, an asset retirement obligation of $52.6 million was recorded. During the period from April 17, 2002 through June 30, 2002, $0.7 million was recognized as interest expense to accrete the liability to $53.3 million at June 30, 2002. Had McLeodUSA adopted the statement on January 1, 2001, it would have recorded a liability of $48.8 million. The additional interest expense incurred for the six months ended June 30, 2001 and the period January 1, 2002 to April 16, 2002 would have approximated $1.5 million and $0.9 million, respectively. The liability at December 31, 2001 would have been $51.9 million.

Note 14:    Effects of New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements Nos. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement, among other things, significantly limits the situations whereby the extinguishment of debt is treated as an extraordinary item in the statement of operations. McLeodUSA, as required by SOP 90-7, will implement this statement as part of its fresh-start reporting. This statement requires reclassification of all prior period extraordinary items related to debt extinguishment. McLeodUSA recorded a gain of $2,372.8 million in connection with the cancellation of the Notes. This gain has been recorded within other income in the condensed consolidated statement of operations in accordance with SFAS No. 145.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Note 15:    Litigation

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

        Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation C.O. 2-0001 (E. Iowa)(the "Iowa Class Action"). The Individual Defendants intend to file a motion to dismiss the amended consolidated complaint in the Iowa Class Action. McLeodUSA has indemnification obligations running to the Individual Defendants. Putative class plaintiff, New Millenium Growth Fund LLC, has also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and together with the Iowa Class Action, the "Securities Claims"). McLeodUSA has filed an objection to the allowance of both of these proofs of claim. As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery in connection with the Bankruptcy Claims against McLeodUSA would be limited to the 18 million shares of Reorganized McLeodUSA Class Common Stock in the disputed claims reserve. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

        On March 15, 2002, Steven Crowl v. Anne Bingaman, et al., Civil Action No. C02-49, was filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division). The case is a putative class action brought pursuant to the Employee Retirement Income Security Act of 1974, as amended, on behalf of participants in the McLeodUSA Incorporated 401(k) Profit Sharing Plan against certain present and former members of the McLeodUSA Board of Directors. The complaint alleges breach of fiduciary duty, mismanagement of plan assets and misrepresentation. The alleged class period is January 8, 2001 to December 3, 2001. The complaint also names as defendants "John Does," as yet unidentified members of the McLeodUSA Employee Benefits Committee, and "Richard Roes," as yet unidentified additional members of the McLeodUSA Board of Directors. McLeodUSA has an obligation to indemnify its directors and former directors named as defendants. McLeodUSA believes that Plaintiff's claims are without merit. McLeodUSA has filed a Motion to Dismiss the complaint. On May 13, 2002 Plaintiff filed a Motion for Voluntary Dismissal Without Prejudice. On May 17, 2002, the case was dismissed without prejudice.

        On January 31, 2002, McLeodUSA Incorporated filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 02-10288). The Plan was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002. Information relating to the Bankruptcy Proceedings was previously reported by McLeodUSA on its Current Report on Form 8-K filed on February 14, 2002 and on its Current Report on Form 8-K filed on April 22, 2002.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs.

        McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs' actions, or to compete with the RBOCs, in the future.

        There are no assurances that McLeodUSA will succeed in its challenges to these or other actions by the RBOCs that would prevent or deter McLeodUSA from successfully competing with the RBOCs.

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Note 16:    Subsequent event

        Sale of ICTC:    On July 17, 2002, McLeodUSA announced an agreement to sell ICTC, its central Illinois-based independent local exchange carrier, as well as certain related telecommunications businesses to Homebase Acquisition Corp. for $271 million, reduced by the amount of ICTC debt outstanding at closing of approximately $20 million. The transaction is subject to Hart-Scott-Rodino, Illinois Commerce Commission and FCC approval and certain other customary closing conditions, including completion of senior debt financing by the acquirer. The closing is anticipated to occur by the end of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Some of the statements in this discussion include statements about our future expectations. Statements that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such statements include projections of financial and operational results and goals, including closing of sales of businesses, revenue, EBITDA, profitability, savings and cash. These forward-looking statements are subject to known as well as unknown risks and uncertainties that may cause actual results to differ materially from our expectations. Our expectations are based on various factors and assumptions and reflect only our predictions. Factors that could cause actual results to differ materially from the forward-looking statement include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms, our ability to close on sales of businesses and changes in the competitive climate in which we operate. These and other risks are described in more detail in our most recent Annual Report on the Form 10K and Form 10K/A both filed with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

        Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

Overview

        We provide integrated telecommunication services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We are a facilities-based telecommunications provider with, as of June 30, 2002, 43 ATM switches, 55 voice switches, 507 collocations, 525 DSLAMS and 4,740 employees.

        We derive our revenue from competitive telecommunications and related communications services, including:

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

        Our principal operating expenses consist of cost of service; selling, general and administrative expenses ("SG&A"); and depreciation and amortization. Cost of service primarily includes local and long distance services purchased from certain RBOCs and interexchange carriers and the cost of fiber related to sales and leases of network facilities. SG&A expenses consist of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network. Depreciation and amortization includes depreciation of our communications network and equipment; amortization of goodwill (in 2001) and other intangibles; and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers' local line service from the RBOCs to our local telecommunications service.

Emergence from Chapter 11 Bankruptcy Proceedings

        As of April 17, 2002, we implemented fresh-start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization equity value of McLeodUSA was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity. In conformity with fresh-start accounting principles, we recorded a $1.5 billion reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $1.15 billion estimated reorganized equity value as of April 16, 2002. We also recorded a $2.4 billion gain on the cancellation of debt on April 16, 2002 pursuant to the Plan.

        As a consequence of the reorganization occurring as of April 16, 2002, the second quarter financial results have been separately presented under the label "Predecessor McLeodUSA" for the period April 1 to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17 to June 30, 2002. For discussion purposes below, the periods April 1, 2002 to April 16, 2002 and April 17, 2002 to June 30, 2002 have been added together to compare to the three months ended June 30, 2001 and the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to June 30, 2002 have been added together to compare to the six months ended June 30, 2001.

        We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our internal staffing, develop our systems and expand into new markets. While we will continue to focus on increasing our customer base and bringing our customer base onto our network, along with improving our operating margins by grooming our network to deliver service in the most effective and efficient manner, as well as scaling back certain general and administrative functions. This approach could have a negative impact on our revenue growth, but we believe it will better leverage our existing assets to produce more profitable revenues.

        We may be forced to change our strategy to respond to a changing competitive regulatory environment and we cannot assure you that we will be able to maintain our operating margin. We cannot assure you that through our revised strategy we will be able to achieve or sustain profitability or positive cash flows.

        A valuation allowance has been recorded to offset the entire net deferred tax asset due to the uncertainty of realizing the benefit of the loss carryforwards. We are still reviewing the overall tax impact of the implementation of the Plan of Reorganization. However the capital loss and the net operating loss carryforwards may be reduced or eliminated and other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the realization of cancellation of indebtedness income as part of the Plan of Reorganization. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point of ownership change, may impose severe limitations on the annual utilization of any remaining net operating and capital loss carryforwards. We believe that we experienced such an ownership change as a result of the implementation of the Plan of Reorganization. However, since we were under the jurisdiction of a court in a Title 11 case at the time of ownership change, certain exceptions to the application of Section 382 may apply to either substantially eliminate the adverse effects of the application of Section 382 or increase the amount of loss carryforwards available annually to offset future taxable income. At this time, we have not determined which of the applicable exceptions applies.

SFAS 144, Re-Audit Requirement and Officer Certifications

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including its directory publishing business ("Pubco"), and recently entered into agreements to sell Illinois Consolidated Telephone Company ("ICTC") and other non-core businesses. In the Quarterly Report on Form 10-Q, based on the requirements of SFAS 144 "Accounting for the Impairment and

Disposal of Long Lived Assets," McLeodUSA is reflecting these businesses and other businesses held for sale as discontinued operations. In accordance with accounting principles generally accepted in the United States of America, ("GAAP"), McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, and each quarter, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements for the years ended December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, in order to comply with GAAP requirements related to the financial presentation for discontinued operations, the Securities and Exchange Commission ("SEC") will, in effect, require McLeodUSA's new auditor, Deloitte & Touche LLP ("Deloitte & Touche"), to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        While McLeodUSA believes its financial statements for these years, as audited by Arthur Andersen, complied with GAAP in all material respects when such statements were filed with the SEC, its Chief Executive Officer and Chief Financial Officer are unable to make certifications required by the SEC with respect to any financial information for the years ended December 31, 2001 and 2000, or any portion thereof, because McLeodUSA anticipates that the results of the Deloitte & Touche audit will differ from the prior audit by Arthur Andersen. Deloitte & Touche has informed McLeodUSA that they have a different interpretation than Arthur Andersen with respect to accounting standards applicable to revenue recognition on certain Indefeasible Rights of Use ("IRU") transactions completed by McLeodUSA during 2001. Deloitte & Touche's interpretation would result in a change in classification of such IRU transactions from sales-type leases to operating leases. Deloitte & Touche has also advised McLeodUSA that the AICPA-SEC Regulations Committee has very recently expressed a position on accounting treatment for IRU exchanges that will be applied retroactively and which differs from previously accepted accounting practices. This pronouncement would apply to one IRU contract for which McLeodUSA recorded revenue in 2001. As a result, the Deloitte & Touche re-audit process as it relates to these identified IRU transactions would likely result in a reduction in 2001 total revenue and gross margin of approximately $60 million and $20 million, respectively. These adjustments for the six months ended June 30, 2001 would be a reduction of approximately $33 million in revenue and $10 million in gross margin. Such adjustment would also result in an annual increase in revenue and gross margin of approximately $3 million in 2002 and going forward through the term of these multi-year agreements. Other adjustments, if any, which could be required as a result of the Deloitte & Touche re-audit, are unknown at this time.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA believes that the expense and effort associated with a re-audit may not be in the best interest of McLeodUSA or its shareholders as it would result in financial statements that are not comparable to the reorganized McLeodUSA's on-going operations. Therefore, McLeodUSA is considering seeking a waiver of this requirement from the SEC. If required, the Deloitte & Touche re-audits for 2000 and 2001 would be expected to be completed by the end of the first quarter of 2003.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

        Our total revenues decreased $77.4 million or 23% for the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001, from $331.9 million to $254.5 million. Our competitive telecommunication operations accounted for $73.8 million of this decrease primarily due to a $20.6 million decline for the sale of Splitrock on January 24, 2002, lower network facilities sales, including indefeasible rights of use agreements that qualify as sales type leases of $23.0 million, and our exit from unprofitable international long distance services. Other revenue decreased $3.6 million primarily due to the sale of Ruffalo Cody assets in December 2001.

        Cost of service decreased from $215.9 million in the quarter ended June 30, 2001 to $151.5 million for the quarter ended June 30, 2002 primarily as a result of lower revenues. Gross margin was 40% versus 35% for the quarters ended June 30, 2002 and 2001, respectively. The improvements in gross margin are related to our cost reduction and process improvement initiatives, and our continued focus on migrating customers from resale platforms onto our own network.

        SG&A expenses of $97.0 million declined by $19.7 million during the second quarter of 2002 from $116.7 million for the three months ended June 30, 2001. We have experienced substantial reductions in SG&A due to a reduced workforce, more streamlined operations resulting from our consolidation of 11 facilities into three as of June 30, 2002, and other cost reduction initiatives undertaken as part of our comprehensive restructuring. These savings were partially offset by an $8.3 million charge to reserve for WorldCom trade receivables due to its filing for Chapter 11 bankruptcy protection.

        Depreciation and amortization expenses decreased by $65.6 million to $76.9 million for the three months ended June 30, 2002. Amortization expense declined by $45.0 million resulting from our adoption of SFAS No. 142 on January 1, 2002. SFAS No. 142 requires a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. The remaining decrease is attributed to lower depreciation resulting from the write down of property and equipment due to fresh-start reporting.

        In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization charges. Reorganization charges, net of $1,539.6 million during the second quarter 2002 were comprised of professional fees of $53.6 million, severance of $0.9 million and fresh-start fair value adjustments of $1,485.1 million.

        In the third quarter of 2001, we recorded a restructuring charge in connection with our revised strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within our 25-state footprint. We recorded restructuring reserves at that time to provide for involuntary employee separations, facilities consolidations and other contractual commitments related to the abandoned national network and software development projects. During the second quarter of 2002, we recorded a reduction of those reserves of $18.8 million due to lower than anticipated costs related to employee separations and facility closure costs as well as the negotiation of lower payments on contractual commitments. The reduction related to the exit of facilities reserved for at September 30, 2001 was partially offset by additional charges of $12.0 million, primarily for leased facilities that have been identified for termination and changes in assumptions based on current market information.

        Gross interest expense decreased from $91.3 million for the quarter ended June 30, 2001 to $15.6 million for the quarter ended June 30, 2002, a decline of $75.7 million. The significant reduction was primarily related to the cancellation of our Notes on the effective date of the Plan. The remaining decrease is due to significant reductions in the interest rate on our borrowings under the Credit Agreement partially offset by additional borrowings outstanding during the quarter ended June 30, 2002. Outstanding borrowings under the Credit Agreement were $575 million at June 30, 2001 versus $940 million at June 30, 2002. Interest expense of approximately $5.3 million and $33.4 million was capitalized as part of our construction of our fiber optic network during the second quarter of 2002 and 2001, respectively.

        In accordance with SFAS 144, the operating results of businesses held for sale, and the gain or loss resulting from the sale thereof, have been reported as discontinued operations in the condensed consolidated statements of operations of McLeodUSA for all periods presented. The increase to income from discontinued operations of $150.9 million for the three months ended June 30, 2002 as compared to June 30, 2001 is principally attributable to the gains recognized on sales of Pubco and CapRock Services Corp., both sold in April 2002.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

        Our total revenues decreased $117.2 million or 18% to $518.6 million for the six months ended June 30, 2002. Our competitive telecommunications operations accounted for $110.5 million of this decrease primarily attributable to a $40.3 million decline resulting from the sale of Splitrock on January 24, 2002, lower network facilities sales, including indefeasible rights of use agreements that qualify as sales type leases of $42.8 million, and our exit from unprofitable international long distance services. Other revenue decreased $6.7 million primarily due to the sale of Ruffalo Cody assets in December 2001.

        Cost of service decreased from $406.9 million to $330.6 million for the six months ended June 30, 2001 and 2002, respectively, primarily as a result of lower revenues. Gross margin remained flat at 36% for both periods. Margins have improved in the quarter ended June 30, 2002 as we started to experience the benefit of cost reduction initiatives that are part of our comprehensive restructuring. This benefit in the second quarter was partially offset by lower margins in the first quarter of 2002 as resulting from higher network facilities sales and access settlements in the first quarter 2001.

        SG&A expenses of $188.4 million declined by $42.4 million during the first six months of 2002 from $230.8 million for the six months ended June 30, 2001. We have experienced substantial reductions in SG&A due to a reduced workforce, more streamlined operations resulting from our consolidation of 11 facilities to three as of June 30, 2002, and other cost reduction initiatives undertaken as part of our comprehensive restructuring. These savings were partially offset by an $8.3 million charge during the second quarter of 2002 to reserve for WorldCom trade receivables.

        Depreciation and amortization expenses decreased by $78.5 million to $185.8 million for the six months ended June 30, 2002. Amortization expense declined by $90.0 million resulting from our adoption of SFAS No. 142 on January 1, 2002. SFAS No. 142 requires a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. This decline was partially offset by an overall increase in depreciation during the six months ended June 30, 2002 due to a higher depreciable asset base for the period January 1, 2002 through April 16, 2002, resulting from additional network assets placed in service.

        In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization charges. Reorganization charges, net of $1,596.8 million during the six months ended June 30, 2002 were comprised of professional fees of $57.5 million, severance of $0.9 million, the write-off of deferred financing fees and discounts on the Notes of $53.3 million and fresh-start fair value adjustments of $1,485.1 million.

        In the third quarter of 2001, we recorded a restructuring charge in connection with our revised strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within our 25-state footprint. We recorded restructuring reserves at that time to provide for involuntary employee separations, facilities consolidations and other contractual commitments related to the abandoned national network and software development projects. During the second quarter of 2002, we recorded a reduction of those reserves of $18.8 million due to lower than anticipated costs related to employee separations and facility closure costs as well as the negotiation of lower payments on contractual commitments. The reduction related to the exit of facilities reserved for at September 30, 2001 was partially offset by additional charges of $12.0 million, primarily for leased facilities that have been identified for termination and changes in assumptions based on current market information.

        Gross interest expense decreased from $179.1 million to $55.2 million for the periods ended June 30, 2001 and 2002, respectively, a decrease of $123.9 million. The significant reduction was primarily related to the cancellation of the Notes on the effective date of the Plan. The remaining decrease is due to significant reductions in the interest rate on our borrowings under the Credit

Agreement partially offset by additional borrowings outstanding under the Credit Agreement at June 30, 2002. Outstanding borrowings under the Credit Agreement were $575 million at June 30, 2001 versus $940 million at June 30, 2002. Interest expense of approximately $12.5 million and $64.5 million was capitalized as part of our construction of our fiber optic network during the first six months of 2002 and 2001, respectively.

        Income from discontinued operations increased from $17.4 million during the six months ended June 30, 2001 to $180.1 million primarily attributed to the net gain recorded on the sales of IBS, CapRock Services Corp. and Pubco of $145.4 million during the first half of 2002.

Liquidity and Capital Resources

        During 2001, in connection with our revised corporate strategy, we began to explore restructuring our capital structure. Any restructuring involving a payment to bondholders, other than regularly scheduled payments of principal and interest, required a majority consent under our Credit Agreement. In order to effect a restructuring, we entered into the Third Amendment to the Credit Agreement. Under the Third Amendment, the lenders under the Credit Agreement waived: (1) any bankruptcy and payment cross-defaults with respect to the Notes arising from the restructuring; (2) covenants restricting the sales of assets in order to allow the sale of Pubco pursuant to the restructuring, and the use of the $600 million of proceeds therefrom to make a payment to the bondholders; and (3) certain other covenants and other provisions of the Credit Agreement that would have restricted our ability to enter into various transactions necessary to consummate the restructuring. The waivers and modifications to the Credit Agreement remained in effect so long as McLeodUSA was pursuing the restructuring, which, among other things, required that the restructuring be consummated on or before August 1, 2002. The Third Amendment also contained certain modifications that became effective upon our consummation of the Plan, including, among other things, the modification of various financial covenants and the addition of a capital expenditure limitation, a 1% increase in the applicable rates of interest on the borrowings under the Credit Agreement and the establishment of certain prepayment premiums applicable to the Credit Agreement term loan repayments made in the first three years following the restructuring. As of June 30, 2002, McLeodUSA was in compliance with all financial and operating covenants under the Credit Agreement.

        In accordance with the Plan, the holders of our Notes received their pro rata share of (1) $670 million in cash, (2) 10,000,000 shares of New Series A Preferred Stock and (3) new 5-year warrants to purchase 22,159,091 shares of our common stock for $30 million. Also upon the effective date of the plan, approximately $3.0 billion of debt and related accrued interest were cancelled. The cancellation of the Notes substantially de-leveraged our balance sheet and eliminates quarterly interest expense of approximately $74 million. The Third Amendment also required a prepayment of $60 million on our Tranche A and Tranche B term loans (the "Term Loans") upon consummation of the Plan, reducing our outstanding balance under the Credit Agreement to $940 million.

        We have signed definitive agreements to sell Greene County Partners, Inc., our non-core cable service provider for $19 million and DTG, our non-core operations in South Dakota and certain non-core overbuild CLEC and cable television operations in South Dakota, southwestern Minnesota and northwestern Iowa, for approximately $88 million. Both the Credit Agreement and the Exit Facility allow us to retain the proceeds from the sale of these non-core assets. These transactions are expected to close in the third quarter of 2002.

        Also, on July 17, 2002, we announced an agreement to sell ICTC, our central Illinois-based independent local exchange carrier, as well as certain related telecommunications businesses to Homebase Acquisition Corp. for $271 million, reduced by the amount of ICTC debt outstanding at closing of approximately $20 million. The transaction is subject to Hart-Scott-Rodino, Illinois Commerce Commission and FCC approval and certain other customary closing conditions, including completion of senior debt financing by the acquirer. The closing is anticipated to occur by the end of 2002. The first $225 million of proceeds from the sale will be used to pay down the Term Loans, leaving $715 million outstanding under the Credit Agreement.

        As provided for in the Third Amendment to the Credit Agreement, we entered into a credit agreement for an exit financing facility (the "Exit Facility") with a consortium of banks upon consummation of the Plan on April 16, 2002. The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, we have the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the May 31, 2000 Credit Facility. As of June 30, 2002 no amounts had been drawn on the Exit Facility.

        McLeodUSA is required to pay a commitment fee on the average daily unused balance of the Exit Facility at a rate ranging from 1/2% to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1/2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) the LIBO rate plus a margin ranging from 2.00% to 3.50%.

        The Exit Facility credit agreement includes restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries. It also limits our leverage ratio and requires minimum levels of access lines in service, interest coverage and consolidated revenue. As of June 30, 2002, we were in compliance with all financial and operating covenants under the Exit Facility credit agreement.

        Cash used in operating activities for the first six months of 2002 was $149.5 million. Cash was used primarily to pay professional fees associated with our reorganization of approximately $53.6 million and $67.4 million associated with the restructuring charge taken in the third quarter of 2001.

        Cash provided by investing activities during 2002 totaled $618.8 million. Proceeds from the sale of Pubco, CapRock Services Corp., Splitrock assets and IBS assets totaled approximately $679.7 million. The remaining proceeds received of $25.8 million resulted from the sale of other non-core assets such as excess capital equipment. Capital expenditures in the first six months of 2002 were approximately $57.0 million. Our capital expenditures have declined significantly from historical levels as a result of our revised strategy to focus market growth within our 25-state footprint. Within our core footprint, our network infrastructure is largely in place and current capital expenditures are primarily focused on migration of customers from resale platforms onto our own network. Capital expenditures are not expected to exceed $300 million during 2002.

        Cash used in financing activities of $561.4 million was primarily for the payment to the holders of the Notes of $670 million and $60 million to pay down the Term Loans. In accordance with the Plan, Forstmann Little invested $175 million in exchange for (1) 74,027,764 shares of Reorganized McLeodUSA Class A Common Stock, (2) 5-year warrants to purchase 22,159,091 shares of common stock for $30 million and (3) 10 shares of Reorganized McLeodUSA Series B Preferred Stock.

        While our Chapter 11 case was pending, we did not declare the quarterly stock dividend on our Series A Preferred Stock which otherwise would have been payable on February 15 and May 15, 2002. Dividends ceased to accrue after our commencement of the Chapter 11 case on January 31, 2002 by operation of law. The Series A Preferred Stock and related accrued dividends were cancelled on the effective date of the Plan. The Series D and E Preferred Stock were also cancelled on the effective date of the Plan.

        We may meet any additional financial needs by issuing additional debt or equity securities or by borrowing funds under the Exit Facility. We cannot assure that we will have timely access to additional financing sources on acceptable terms. Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs is restricted by the terms of the Third Amendment and Exit Facility.

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

Effects of New Accounting Standard

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Upon the consummation of our restructuring on April 16, 2002, substantially all of our fixed rate debt was eliminated. We have variable rate debt of $940 million under the Credit Agreement outstanding at June 30, 2002. If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended June 30, 2002, quarterly interest expense would increase by $2.4 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

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

        Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation C.O. 2-0001 (E. Iowa)(the "Iowa Class Action"). The Individual Defendants intend to file a motion to dismiss the amended consolidated complaint in the Iowa Class Action. McLeodUSA has indemnification obligations running to the Individual Defendants. Putative class plaintiff, New Millenium Growth Fund LLC, has also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and together with the Iowa Class Action, the "Securities Claims"). McLeodUSA has filed an objection to the allowance of both of these proofs of claim. As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery in connection with the Bankrutpcy Claims against McLeodUSA would be limited to the 18 million shares of Reorganized McleodUSA Class Common Stock in the disputed claims reserve. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

        On March 15, 2002, Steven Crowl v. Anne Bingaman, et al., Civil Action No. C02-49, was filed in the United States District Court for the Northern District of Iowa (Cedar Rapids Division). The case is a putative class action brought pursuant to the Employee Retirement Income Security Act of 1974, as amended, on behalf of participants in the McLeodUSA Incorporated 401(k) Profit Sharing Plan against certain present and former members of the McLeodUSA Board of Directors. The complaint alleges breach of fiduciary duty, mismanagement of plan assets and misrepresentation. The alleged class period is January 8, 2001 to December 3, 2001. The complaint also names as defendants "John Does," as yet unidentified members of the McLeodUSA Employee Benefits Committee, and "Richard Roes," as yet unidentified additional members of the McLeodUSA Board of Directors. McLeodUSA has an obligation to indemnify its directors and former directors named as defendants. McLeodUSA believes that Plaintiff's claims are without merit. McLeodUSA has filed a Motion to Dismiss the complaint. On

May 13, 2002 Plaintiff filed a Motion for Voluntary Dismissal Without Prejudice. On May 17, 2002, the case was dismissed without prejudice.

        On January 31, 2002, McLeodUSA Incorporated filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 02-10288). The Plan was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002. Information relating to the Bankruptcy Proceedings was previously reported by McLeodUSA on its Current Report on Form 8-K filed on February 14, 2002 and on its Current Report on Form 8-K filed on April 22, 2002.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs.

        McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs' actions, or to compete with the RBOCs, in the future.

        There are no assurances that McLeodUSA will succeed in its challenges to these or other actions by the RBOCs that would prevent or deter McLeodUSA from successfully competing with the RBOCs.

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Item 2. Changes in Securities and Use of Proceeds

        1.    In connection with the effectiveness of the Plan on April 16, 2002, McLeodUSA issued the following securities:

  •
  33,696,559 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), were issued to holders of McLeodUSA's old Series A Preferred Stock in full satisfaction, discharge and release of their preferred stock interests in McLeodUSA.

  •
  78,203,135 shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), and 35,546,879 shares of Class C Common Stock, par value $0.01 per share (the "Class C Common Stock"), were issued to holders of McLeodUSA's old Series D Preferred Stock and old Series E Preferred Stock, respectively, in full satisfaction, discharge and release of their preferred stock interests in McLeodUSA.

  •
  Together with an aggregate cash payment of $670 million, 10,000,000 shares of Series A Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and warrants to purchase 22,159,091 shares of Class A Common Stock were issued to holders of the Notes in full satisfaction, discharge and release of Notes claims against McLeodUSA.

        The Plan also provided for the distribution of Class A Common Stock to holders of McLeodUSA's old common stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve at 18,000,000 shares of Class A Common Stock pending resolution of the securities claims against McLeodUSA associated with certain putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of Class A Common Stock to record holders of its old common stock as of April 5, 2002, the distribution record date under the Plan. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of McLeodUSA's old common stock may be entitled to additional distributions of Class A Common Stock from the 18,000,000 shares held in the disputed claims reserve. The distribution of Class A Common Stock to holders of McLeodUSA's old common stock is in full satisfaction, discharge and release of their common stock interests in McLeodUSA.

        Under the terms of the Plan, McLeodUSA's old Series A Preferred Stock, old Series D Preferred Stock, old Series E Preferred Stock and old common stock were cancelled as of the effective date of the Plan.

        The Class B Common Stock and Class C Common Stock are new classes of common stock. The Class B Common Stock and Class C Common Stock, in the aggregate, are convertible into 113,750,014 shares of Class A Common Stock. Such conversion may be made at any time at the option of a holder of Class B Common Stock or Class C Common Stock. The number of shares of Class A Common Stock into which each of the Class B Common Stock and the Class C Common Stock are separately convertible is determined pursuant to a formula set forth in McLeodUSA's Amended and Restated Certificate of Incorporation, which formula is dependent on the fair market value of a share of Class A Common Stock at the time of conversion and the timing of the conversion.

        The Series A Preferred Stock is a new series of preferred stock. The Series A Preferred Stock has a stated value of $17.50 per share (the "Stated Value"). Dividends are payable on the Series A Preferred Stock when, as and if declared by McLeodUSA at an annual rate of 2.5% of the Stated Value. The Series A Preferred Stock had an initial liquidation preference per share equal to the Stated Value. The liquidation preference (the "Liquidation Preference") per share is adjusted as follows: (i) for each scheduled dividend payment date on which dividends are not paid in full, the liquidation preference per share increases by the accretion amount, which is equal to the product of (a) the accretion rate of 2.5% per year, calculated on a quarterly basis, (b) the Stated Value, and (c) the fraction of the dividends for that dividend period that were not paid on the scheduled dividend payment date; and (ii) on any scheduled dividend payment date, McLeodUSA may reduce the liquidation preference per share by paying to holders of the Series A Preferred Stock all or a portion of the amount by which the liquidation preference per share exceeds the Stated Value. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder, into a number of shares of Class A Common Stock equal to the Liquidation Preference per share divided by the conversion price of $3.589744 per share, subject to adjustment (as so adjusted, the "Conversion Price"). If on any date after April 17, 2006, the closing price of Class A Common Stock has equaled or exceeded 135% of the then current Conversion Price, for at least 20 out of 30 consecutive trading days, then McLeodUSA has the right, for up to 10 trading days after any such date, to cause all or a portion of the Series A Preferred Stock to convert into such number of shares of Class A Common Stock as equals the Liquidation Preference per share then in effect divided by the Conversion Price. The holders of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of common stock voting together with holders of common stock as a single class. In addition, as long as at least 3,333,333 shares of Series A Preferred Stock are outstanding, the holders of the then outstanding shares of Series A Preferred Stock, voting separately and as a class have the right to elect one member to the Board of Directors. The consent of the holders of the majority of outstanding Series A Preferred Stock is also required to take certain actions specified in the Certificate of Designations with respect to the Series A Preferred Stock.

        The warrants (the "Warrants") are a new class of securities. Each Warrant entitles the holder thereof to purchase from McLeodUSA one share of Class A Common Stock, subject to adjustment, at an initial exercise price per share equal to $1.3538462, subject to adjustment. The Warrants expire on April 16, 2007.

        The issuance of the Class A Common Stock, the Class B Common Stock, Class C Common Stock and the Warrants under the Plan was made in reliance on the exemption from registration provided in Section 1145 of the United States Bankruptcy Code. Each of such securities was offered or sold pursuant to the Plan in exchange for a claim against, or equity interest in, McLeodUSA.

        2.    In connection with the consummation of the Plan, on April 16, 2002, McLeodUSA sold to Forstmann Little & Co. Equity Partnership-VII, L.P. ("Forstmann VII") and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P. ("Forstmann VIII") (a) an aggregate of 74,027,764 shares of Class A Common Stock, (b) an aggregate of 10 shares of Series B preferred stock, par value $$0.01 per share (the "Series B Preferred Stock") and (c) 22,159,091 Warrants pursuant to the Amended and Restated Purchase Agreement, dated as of January 30, 2002, as amended (the "Purchase Agreement"). The total purchase price was $175,000,000.

        Specifically, Forstmann VII acquired 46,267,352 shares of Class A Common Stock, 6.25 shares of Series B Preferred Stock and 13,849,432 Warrants, and Forstmann VIII acquired 27,760,412 shares of Class A Common Stock, 3.75 shares of Series B Preferred Stock and 8,309,659 Warrants.

        The Series B Preferred Stock is a new series of preferred stock, which has a liquidation preference of $1.00 per share and, subject to certain conditions, provides the holders thereof with the right to elect up to two members of the Board of Directors of McLeodUSA.

        The issuance of securities pursuant to the Purchase Agreement was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The recipients of securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions. All recipients had adequate access to information about McLeodUSA through their relationship with McLeodUSA or through information about McLeodUSA made available to them.

Item 5. Other Information.

        Exhibit 99.3 filed herewith was previously filed as exhibit 10.68 to McLeodUSA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000. Exhibit 99.4 filed herewith was previously filed as exhibit 10.54 to McLeodUSA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. Such exhibits are being filed herewith in connection with the Securities and Exchange Commission's review of McLeodUSA's confidential treatment requests relating to portions of such exhibits.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit Description
4.1	Amendment, dated as of April 16, 2002, to the Amended and Restated Purchase Agreement, dated as of January 30, 2002, by and among McLeodUSA Incorporated and Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., Forstmann Little & Co. Equity Partnership-V, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P.
4.2	Amended and Restated Pledge Agreement, dated as of April 16, 2002, among McLeodUSA Incorporated, certain subsidiaries of McLeodUSA Incorporated and JPMorgan Chase Bank.
4.3	Amended and Restated Subsidiary Guarantee Agreement, dated as of April 16, 2002, among McLeodUSA Holdings, Inc., certain subsidiaries of McLeodUSA Incorporated and JPMorgan Chase Bank.
4.4	Amended and Restated Security Agreement, dated as of April 16, 2002, among McLeodUSA Incorporated, certain subsidiaries of McLeodUSA Incorporated and JPMorgan Chase Bank.
10.1	Letter Agreement between McLeodUSA and G. Kenneth Burckhardt, dated April 13, 2002.
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Seventh Amendment to Cost Sharing IRU Agreement by and between Level 3 Communications and Splitrock Services, Inc.*
99.4	Eighth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and McLeodUSA Information Services, Inc.*

*
Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment requested.

(b)
Reports on Form 8-K

        Current Report on Form 8-K, Item 3 Bankruptcy or Receivership and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits filed on April 22, 2002.

        Current Report on Form 8-K, Item 4 Changes in Registrant's Certifying Accountant and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits filed on April 29, 2002.

        Current Report on Form 8-K, Item 2 Acquisition or Disposition of Assets and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits filed on May 1, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McLEODUSA INCORPORATED (registrant)
Date: August 14, 2002	By:	/s/ CHRIS A. DAVIS Chris A. Davis Chairman and Chief Executive Officer
Date: August 14, 2002	By:	/s/ G. KENNETH BURCKHARDT
G. Kenneth Burckhardt Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1	Amendment, dated as of April 16, 2002, to the Amended and Restated Purchase Agreement, dated as of January 30, 2002, by and among McLeodUSA Incorporated and Forstmann Little & Co. Equity Partnership-VII, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VIII, L.P., Forstmann Little & Co. Equity Partnership-V, L.P., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P.
4.2	Amended and Restated Pledge Agreement, dated as of April 16, 2002, among McLeodUSA Incorporated, certain subsidiaries of McLeodUSA Incorporated and JPMorgan Chase Bank.
4.3	Amended and Restated Subsidiary Guarantee Agreement, dated as of April 16, 2002, among McLeodUSA Holdings, Inc., certain subsidiaries of McLeodUSA Incorporated and JPMorgan Chase Bank.
4.4	Amended and Restated Security Agreement, dated as of April 16, 2002, among McLeodUSA Incorporated, certain subsidiaries of McLeodUSA Incorporated and JPMorgan Chase Bank.
10.1	Letter Agreement between McLeodUSA and G. Kenneth Burckhardt, dated April 13, 2002..
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Seventh Amendment to Cost Sharing IRU Agreement by and between Level 3 Communications and Splitrock Services, Inc.*
99.4	Eighth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and McLeodUSA Information Services, Inc.*

*
Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment requested.

QuickLinks

McLEODUSA INCORPORATED AND SUBSIDIARIES INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
McLEODUSA INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except per share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED) (In millions, except per share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In millions, except per share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In millions, except per share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
McLEODUSA INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information as of and for the three and six months ended June 30, 2002 is unaudited.)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS