Form 10-Q
period 2002-09-30
MCLEODUSA INC
filed 2002-11-14
CIK 919943

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to .
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

        The number of shares outstanding of each class of the issuer's common stock as of November 5, 2002:

Common Stock Class A: ($0.01 par value)	162,499,986 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

INDEX

		Page
PART I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets
	Reorganized McLeodUSA—as of September 30, 2002 (unaudited)	3-4
	Predecessor McLeodUSA—as of December 31, 2001	3-4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	Reorganized McLeodUSA—for the three months ended September 30, 2002	5
	Predecessor McLeodUSA—for the three months ended September 30, 2001	5
	Reorganized McLeodUSA—for the period April 17, 2002 to September 30, 2002	6
	Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002	6
	Predecessor McLeodUSA—for the nine months ended September 30, 2001	6
	Unaudited Condensed Consolidated Statements of Cash Flows
	Reorganized McLeodUSA—for the period April 17, 2002 to September 30, 2002	7
	Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002	7
	Predecessor McLeodUSA—for the nine months ended September 30, 2001	7
	Notes to the Condensed Consolidated Financial Statements	8-24
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II.	Other Information
Item 1.	Legal Proceedings	34-35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures		37

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Reorganized McLeodUSA September 30, 2002	Predecessor McLeodUSA December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$185.0	$137.1
Investment in available-for-sale securities	0.3	4.5
Trade receivables, net	97.3	150.8
Inventory	0.4	4.4
Prepaid expense and other	27.1	25.2
Assets held for sale	332.7	760.1

Total current assets	642.8	1,082.1

Property and equipment
Land and buildings	71.0	59.5
Communications networks	764.9	1,645.8
Furniture, fixtures and equipment	172.2	366.5
Networks in progress	312.1	866.6

	1,320.2	2,938.4
Less accumulated depreciation	88.1	479.4

	1,232.1	2,459.0

Investments, intangibles and other assets
Other investments	0.4	28.1
Goodwill	244.0	949.4
Other intangibles, net	241.0	158.5
Other	25.0	78.0

	510.4	1,214.0

TOTAL ASSETS	$2,385.3	$4,755.1

The accompanying notes are an integral part of these condensed consolidated financial statements.
(Continued on the next page)

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

	Reorganized McLeodUSA September 30, 2002	Predecessor McLeodUSA December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$4.8	$15.7
Long-term debt classified as current	—	2,978.8
Accounts payable	73.3	81.5
Accrued payroll and payroll related expenses	26.5	23.1
Other accrued liabilities	154.7	357.4
Deferred revenue, current portion	12.2	13.2
Customer deposits	2.9	3.0
Liabilities related to discontinued operations	65.7	130.3

Total current liabilities	340.1	3,603.0
Long-term debt less current maturities	941.9	945.5
Deferred revenue, less current portion	14.0	16.4
Other long-term liabilities	54.2	7.1

	1,350.2	4,572.0

Redeemable convertible preferred stock
Predecessor McLeodUSA Preferred Series D, redeemable, convertible, $0.01 par value; 275,000 authorized, issued and outstanding at December 31, 2001	—	110.4
Predecessor McLeodUSA Preferred Series E, redeemable, convertible $0.01 par value; 125,000 authorized, issued and outstanding at December 31, 2001	—	45.7
Reorganized McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized, issued and outstanding at September 30, 2002	169.4	—

	169.4	156.1

Stockholders' equity
Predecessor McLeodUSA Preferred Series A, $0.01 par value; 1,149,375 authorized, issued and outstanding at December 31, 2001	—	—
Predecessor McLeodUSA Common, Class A $0.01 par value; 2,000,000,000 authorized, 627,739,907 issued and outstanding at December 31, 2001	—	6.3
Reorganized McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 162,499,986 issued and outstanding at September 30, 2002	1.6	—
Reorganized McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at September 30, 2002	0.8	—
Reorganized McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at September 30, 2002	0.3	—
Reorganized McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at September 30, 2002	—	—
Reorganized McLeodUSA Warrants	22.6	—
Additional paid-in capital	953.1	3,843.4
Accumulated deficit	(112.7)	(3,821.6)
Accumulated other comprehensive income	—	(1.1)

	865.7	27.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,385.3	$4,755.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data)

		Predecessor McLeodUSA
	Reorganized McLeodUSA
		Three months ended September 30, 2001
	Three months ended September 30, 2002
Revenues:
Competitive telecommunications	$243.5	$315.9
Other	—	3.4

Total revenue	243.5	319.3
Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	154.1	217.1
Selling, general and administrative	79.1	139.8
Depreciation and amortization	75.7	146.8
Restructuring, asset impairment and other charges	—	2,907.2

Total operating expenses	308.9	3,410.9

Operating loss	(65.4)	(3,091.6)

Nonoperating income (expense):
Interest income	0.2	0.8
Interest expense, net of amounts capitalized	(10.9)	(65.7)
Other income (expense)	(1.5)	35.5

Total nonoperating income (expense)	(12.2)	(29.4)

Loss before discontinued operations	(77.6)	(3,121.0)
Discontinued operations:
Income from discontinued operations (Note 5) (including loss on disposals of $2.9 for 2002)	10.2	12.6

Net loss	(67.4)	(3,108.4)

Gain on exchange of preferred stock	—	851.2
Preferred stock dividend	(1.2)	(4.8)

Net loss applicable to common shares	$(68.6)	$(2,262.0)

Basic and diluted income (loss) per common share:
Loss before discontinued operations	$(0.29)	$(3.64)
Discontinued operations	0.04	0.02

Loss per common share	$(0.25)	$(3.62)

Weighted average common shares outstanding	276.3	625.5

Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period	$—	$(3.8)
Less: reclassification adjustment for gains included in net income	—	10.5

Total other comprehensive loss	—	(14.3)

Comprehensive loss	$(67.4)	$(3,122.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data)

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to September 30, 2002	January 1, 2002 to April 16, 2002	Nine months ended September 30, 2001
Revenues:
Competitive telecommunications	$450.7	$311.4	$945.3
Other	—	—	10.1

Total revenue	450.7	311.4	955.4
Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	273.5	211.2	626.4
Selling, general and administrative	158.6	108.9	371.8
Depreciation and amortization	135.2	126.3	411.2
Reorganization charges, net	—	1,596.8	—
Restructuring, asset impairment and other charges (adjustment)	—	(6.8)	2,935.4

Total operating expenses	567.3	2,036.4	4,344.8

Operating loss	(116.6)	(1,725.0)	(3,389.4)

Nonoperating income (expense):
Interest income	0.5	0.4	9.5
Interest expense, net of amounts capitalized	(19.4)	(33.6)	(179.3)
Other income (expense)	(0.4)	2.0	112.6
Gain on the cancellation of debt	—	2,372.8	—

Total nonoperating income (expense)	(19.3)	2,341.6	(57.2)

Income (loss) before discontinued operations	(135.9)	616.6	(3,446.6)
Discontinued operations (Note 5):
Income from discontinued operations (including net gains (losses) on disposals of $145.4 and ($2.9) for the periods January 1, to April 16 and April 17 to September 30, 2002, respectively)	23.2	167.1	33.4

Net income (loss)	(112.7)	783.7	(3,413.2)

Gain on exchange of preferred stock	—	—	851.2
Preferred stock dividend	(2.3)	(4.8)	(32.0)

Net income (loss) applicable to common shares	$(115.0)	$778.9	$(2,594.0)

Basic and diluted income (loss) per common share:
Income (loss) before discontinued operations	$(0.50)	$0.97	$(4.25)
Discontinued operations	0.08	0.27	0.05

Income (loss) per common share	$(0.42)	$1.24	$(4.20)

Weighted average common shares outstanding	276.3	627.7	617.8

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period	$—	$(2.1)	$(5.6)
Less: reclassification adjustment for gains (losses) included in net income	—	3.2	23.8

Total other comprehensive income	—	1.1	18.2

Comprehensive income (loss)	$(112.7)	$784.8	$(3,395.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to September 30, 2002	January 1, 2002 to April 16, 2002	Nine Months Ended September 30, 2001
Cash Flows from Operating Activities
Net income (loss) before discontinued operations	$(135.9)	$616.6	$(3,446.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	106.7	108.6	242.2
Amortization	28.5	17.7	169.0
Accretion of interest	—	4.1	36.1
Loss (gain) on sale of assets	2.5	(6.4)	(121.7)
Non cash reorganization items	—	1,538.4	—
Gain on the cancellation of debt	—	(2,372.8)	—
Restructuring, asset impairment, and other charges (adjustment)	—	(6.8)	2,926.8
Changes in assets and liabilities, net of acquisitions and dispositions:
Trade receivables	38.7	14.3	(12.2)
Inventory	0.1	0.9	8.1
Deferred expenses	(0.5)	—	(0.1)
Prepaid expenses and other	(9.9)	9.3	9.1
Accounts payable and accrued expenses	(25.6)	(43.4)	(245.4)
Deferred revenue	(6.1)	1.1	(12.9)
Customer deposits	0.1	0.1	(18.7)

Net cash used in operating activities	(1.4)	(118.3)	(466.3)

Cash Flows from Investing Activities
Purchases of property and equipment	(38.6)	(37.2)	(553.2)
Other assets	(27.2)	(16.5)	(47.6)
Available for sale securities:
Purchases	—	—	(69.6)
Sales	—	2.0	129.4
Proceeds from the sale of assets	8.1	19.1	132.8
Proceeds from the sale of businesses	100.0	679.7	—
Other	(0.4)	—	(2.7)

Net cash provided by (used in) investing activities	41.9	647.1	(410.9)

Cash Flows from Financing Activities
Net proceeds from long-term debt	—	—	909.3
Payments on long-term debt	(4.1)	(734.3)	(5.6)
Net proceeds from the issuance of common stock	—	—	34.7
Investment by Forstmann Little	—	175.0	—
Payments of preferred stock dividends	—	—	(26.3)

Net cash (used in) provided by financing activities	(4.1)	(559.3)	912.1

Net increase (decrease) in cash and cash equivalents from continuing operations	36.4	(30.5)	34.9
Net cash provided by discontinued operations	10.4	31.6	12.8
Cash and cash equivalents
Beginning	138.2	137.1	15.7

Ending	$185.0	$138.2	$63.4

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$27.4	$16.2	$215.3

Supplemental Schedule of Noncash Investing and Financing Activities
Capital leases incurred for the acquisition of property and equipment	$—	$—	$9.8

Preferred stock dividends	$2.3	$4.8	$32.0

Gain on exchange of preferred stock	$—	$—	$815.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and nine months ended September 30, 2002 is unaudited.)

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

        During the period from January 31, 2002 to April 16, 2002, McLeodUSA operated as a debtor-in-possession. The unaudited condensed consolidated financial statements during the period from January 31, 2002 to April 16, 2002, the effective date of the plan ("effective date"), have been prepared in accordance with the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). McLeodUSA adopted the provisions SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The condensed consolidated statements of operations for the period January 1, 2002 to April 16, 2002 separately discloses expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after filing by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law. See Note 3 for further discussion of the emergence from bankruptcy.

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

        As a consequence of the reorganization occurring as of April 16, 2002, the financial results have been separately presented under the label "Predecessor McLeodUSA" for the period January 1, 2002 to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17, 2002 to September 30, 2002.

        Interim Financial Information (unaudited):    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of McLeodUSA. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the McLeodUSA Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the SEC on April 19, 2002.

        For the three and nine months ended September 30, 2001, and the periods January 1, 2002 to April 16, 2002, April 17, 2002 to September 30, 2002, and the three months ended September 30, 2002, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Condensed Consolidated Statements of Operations in accordance with Statement of

Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the condensed consolidated balance sheets.

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

        Certain prior period amounts have been reclassified to the current year presentation.

Note 2: SFAS 144, Re-Audit Requirement and Officer Certifications

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including its directory publishing business ("Pubco"), and has entered into an agreement to sell Illinois Consolidated Telephone Company and associated businesses ("ICTC"). In this Quarterly Report on Form 10-Q, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold or held for sale as discontinued operations. In accordance with GAAP, McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, and each quarter, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements for the years ended December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, in order to comply with GAAP requirements related to the financial presentation for discontinued operations, the Securities and Exchange Commission ("SEC") will, in effect, require McLeodUSA's new auditor, Deloitte & Touche LLP ("Deloitte & Touche"), to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        While McLeodUSA believes its financial statements for these years, as audited by Arthur Andersen, complied with GAAP in all material respects when such statements were filed with the SEC, its Chief Executive Officer and Chief Financial Officer have been unable to make certifications required by the SEC with respect to any financial information for the years ended December 31, 2001 and 2000, or any portion thereof, because McLeodUSA anticipates that the results of the Deloitte & Touche audit will differ from the prior audit by Arthur Andersen. Deloitte & Touche has informed McLeodUSA that they have a different interpretation than Arthur Andersen with respect to accounting standards applicable to revenue recognition on certain Indefeasible Rights of Use ("IRU") transactions completed by McLeodUSA during 2001. Deloitte & Touche's interpretation would result in a change in classification of such IRU transactions from sales-type leases to operating leases. Deloitte & Touche has also advised McLeodUSA that the SEC has expressed a position on accounting treatment for IRU exchanges that will be applied retroactively and which differs from previously accepted accounting practices. This pronouncement would apply to one IRU contract for which McLeodUSA recorded revenue in 2001. As a result, the Deloitte & Touche re-audit process as it relates to these identified IRU transactions would likely result in a reduction in 2001 total revenue and gross margin of approximately $65 million and $20 million, respectively. These adjustments for the nine months ended September 30, 2001 would be a reduction of approximately $55 million in revenue and $19 million in gross margin. Such adjustment would also result in an annual increase in revenue and gross margin of approximately $3 million in 2002 and going forward through the term of these multi-year agreements. Other adjustments, if any, which could be required as a result of the Deloitte & Touche re-audit, are unknown at this time.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA believes that the expense and effort associated with a re-audit may not be in the best interest of McLeodUSA or its stockholders as it would result in financial statements that are not comparable to the on-going operations of reorganized McLeodUSA. Therefore, McLeodUSA is considering seeking a waiver of this requirement from the SEC. If required, the Deloitte & Touche re-audits for 2000 and 2001 would be expected to be completed during 2003.

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

  The elimination of approximately $3 billion of indebtedness, including accrued interest, represented by the Notes;

  In exchange for the cancellation of the Notes and the unpaid interest thereon, the bondholders received their pro rata share of (1) $670 million in cash, (2) 10,000,000 shares of Series A Preferred Stock, which is convertible into 15% of Class A Common Stock on a fully diluted basis as of the effective date of the Plan after giving effect to the Plan and conversion of the Class B Common Stock and Class C Common Stock (but prior to the exercise of the warrants) and (3) 5-year warrants to purchase 22,159,091 shares of Reorganized McLeodUSA Class A Common Stock for $30 million;

  The sale of Pubco to Yell Group Ltd. for $600 million;

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

  The Plan also provided for the distribution of a portion of Reorganized McLeodUSA common stock to holders of Predecessor McLeodUSA common stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Reorganized McLeodUSA Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve at 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock pending resolution of the securities claims against McLeodUSA associated with the putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of Reorganized McLeodUSA Class A Common Stock to record holders of Predecessor McLeodUSA common stock as of April 5, 2002, the distribution record date under the Plan. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of Predecessor McLeodUSA common stock may be entitled to additional distributions of Reorganized McLeodUSA Class A Common Stock from the 18,000,000 shares held in the disputed claims reserve.

        The condensed financial information for the parent company, McLeodUSA Incorporated, for the period January 1, 2002 to April 16, 2002 is as follows (in millions):

Condensed Statement of Operations
(Unaudited)

Predecessor McLeodUSA
January 1, 2002 to April 16, 2002
Operating expenses:
Selling, general and administrative	$8.7
Depreciation and amortization	5.1
Reorganization charges, net	1,596.8
Restructuring charge (adjustment)	(6.8)

Total operating expenses	1,603.8
Other operating income (expense):
Interest income	0.3
Interest expense, net of amounts capitalized	(33.3)
Gain on cancellation of debt	2,372.8
Other income	0.4
Equity in net losses of subsidiaries	(119.8)

Total other operating income	2,220.4

Income before discontinued operations	616.6
Income from discontinued operations	167.1

Net income	783.7
Preferred stock dividend	(4.8)

Net income applicable to common shares	$778.9

        Contractual interest was $93.6 million for the period January 1, 2002 to April 16, 2002. Contractual dividends were $8.9 million for the period January 1, 2002 to April 16, 2002.

Condensed Statement of Cash Flows
(Unaudited)

Predecessor McLeodUSA
January 1, 2002 to April 16, 2002
Cash Flows from Operating Activities
Net income before discontinued operations	$616.6
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	5.1
Accretion of interest on senior discount notes	4.1
Noncash reorganization items	1,538.4
Gain on cancellation of debt	(2,372.8)
Restructuring charge (adjustment)	(6.8)
Gain on the sale of assets	(0.4)
Equity in net losses of subsidiaries	119.8
Changes in assets and liabilities, net of dispositions:
Prepaid and other assets	6.5
Accounts payable and accrued expenses	8.3
Intercompany receivables	(74.7)

Net cash used in operating activities	(155.9)
Cash Flows from Investing Activities
Purchases of property and equipment	(0.6)
Proceeds from the sale of businesses and assets	680.9

Net cash provided by investing activities	680.3
Cash Flows from Financing Activities
Proceeds from Forstmann Little investment	175.0
Payments on long-term debt	(730.0)

Net cash used in financing activities	(555.0)
Net decrease in cash and cash equivalents from continuing operations	(30.6)
Net cash provided by discontinued operations	31.6
Cash and cash equivalents:
Beginning	120.2

Ending	$121.2

        Reorganization charges, net: Reorganization charges, net, are comprised of items incurred by McLeodUSA as a result of reorganization under Chapter 11 of the Bankruptcy Code. Charges for the period January 1, 2002 to April 16, 2002 consisted of the following (in millions):

Predecessor McLeodUSA
January 1, 2002 to April 16, 2002
Professional fees	$57.5
Severance	0.9
Write-off of deferred financing fees and discounts	53.3
Fresh-start adjustments to fair value	1,485.1

$1,596.8

Note 4: Fresh-start Accounting

        As discussed in Note 1, McLeodUSA adopted the provisions of fresh-start accounting as of April 16, 2002. Independent financial advisors were engaged to assist in the determination of the reorganization equity value or fair value of Reorganized McLeodUSA. The independent financial advisors determined the estimated reorganization equity value of McLeodUSA to be $1.15 billion. The estimate was based on McLeodUSA's operating profit, cash flow and certain other items for the years 2002 through 2005. The estimate was based on a number of various assumptions regarding the anticipated future performance of McLeodUSA, industry performance, general business and economic conditions and other matters. The assumptions underlying the valuation are described in more detail in the disclosure statement sent to security holders entitled to vote on the Plan and attached as an exhibit to the McLeodUSA Current Report on Form 8-K filed on March 5, 2002 and also in the McLeodUSA Current Report on Form 8-K filed on April 22, 2002.

        SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, "Business Combinations," as amended by SFAS 141, "Business Combinations," for transactions reported on the basis of the purchase method. In applying SOP 90-7, McLeodUSA had the value of its noncurrent and intangible assets appraised. The fresh-start adjustments were based on the preliminary allocation of the reorganization equity value to the noncurrent and intangible assets. An adjustment was made to the preliminary allocation in the third quarter of 2002 related to entities held for sale. The adjustment impacted inventory, property and equipment, accrued payroll and payroll related expenses, and other accrued liabilities. A reconciliation of the adjustments recorded in connection with the debt restructuring, the adoption of fresh-start accounting, and the accounting for discontinued operations at April 16, 2002, including the third quarter adjustments, is presented below (in millions):

	Predecessor McLeodUSA April 16, 2002	Debt Restructuring		Fresh-start Adjustments(g)	Discontinued Operations(h)	Reorganized McLeodUSA April 16, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$696.1	$(555.0	)(a)(e)(f)	$—	$(2.9)	$138.2
Investment in available-for-sale securities	0.6	—		—	—	0.6
Trade receivables, net	153.8	—		—	(17.6)	136.2
Inventory	14.7	—		—	(8.1)	6.6
Prepaid expense and other	18.4	—		—	(2.8)	15.6
Assets held for sale	—	—		—	440.5	440.5

Total current assets	883.6	(555.0)		—	409.1	737.7

Property and Equipment
Land and buildings	91.1	—		30.8	(47.8)	74.1
Communications networks	2,019.1	—		(1,046.5)	(292.3)	680.3
Furniture, fixtures and equipment	412.0	—		(184.9)	(57.9)	169.2
Networks in progress	715.1	—		(348.9)	(3.8)	362.4

	3,237.3	—		(1,549.5)	(401.8)	1,286.0
Less accumulated depreciation	(716.7)	—		506.6	210.1	—

	2,520.6	—		(1,042.9)	(191.7)	1,286.0

Investments, intangibles and other assets
Other investments	22.1	—		(20.5)	(1.3)	0.3
Goodwill	939.0	—		(502.9)	(192.1)	244.0
Other intangibles, net	168.8	—		93.9	(11.2)	251.5
Other	29.4	—		(4.9)	—	24.5

	1,159.3	—		(434.4)	(204.6)	520.3

	$4,563.5	$(555.0)		$(1,477.3)	$12.8	$2,544.0

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$7.4	$—		$—	$(0.3)	$7.1
Accounts payable	83.5	—		—	(5.4)	78.1
Accrued payroll and payroll related expenses	31.4	—		—	(2.9)	28.5
Other accrued liabilities	185.6	—		—	(12.5)	173.1
Deferred revenue, current portion	18.2	—		—	(3.0)	15.2
Customer deposits	3.3	—		—	(0.4)	2.9
Liabilities related to discontinued operations	—	—		7.8	67.9	75.7

Total current liabilities	329.4	—		7.8	43.4	380.6
Liabilities subject to compromise	3,051.8	(3,051.8	)(a)(b)	—	—	—
Long-term debt less current maturities	1,024.6	(60.0	)(f)	—	(20.8)	943.8
Deferred revenue, less current portion	15.8	—		—	—	15.8
Other long-term liabilities	63.6	—		—	(9.8)	53.8

	4,485.2	(3,111.8)		7.8	12.8	1,394.0

Redeemable convertible preferred stock
Reorganized McLeodUSA Preferred Series A		169.1	(a)	—	—	169.1
Predecessor McLeodUSA Preferred Series D	112.7	(112.7	)(c)	—	—	—
Predecessor McLeodUSA Preferred Series E	46.6	(46.6	)(c)	—	—	—

	159.3	9.8		—	—	169.1

Stockholders' equity
Predecessor McLeodUSA Preferred Series A	—	—	(b)	—	—	—
Predecessor McLeodUSA Common, Class A	6.3	(6.3	)(d)	—	—	—
Reorganized McLeodUSA Common, Class A	—	1.6	(b)(d)(e)	—	—	1.6
Reorganized McLeodUSA Common, Class B	—	0.8	(c)	—	—	0.8
Reorganized McLeodUSA Common, Class C	—	0.3	(c)	—	—	0.3
Reorganized Preferred Series B	—	—	(e)	—	—	—
Reorganized McLeodUSA Warrants	—	22.6	(a)(e)	—	—	22.6
Additional paid-in capital	3,843.2	155.2	(b)(c)	(3,042.8)	—	955.6
Accumulated deficit	(3,930.5)	2,372.8	(a)	1,557.7	—	—

	(81.0)	2,547.0		(1,485.1)	—	980.9

	$4,563.5	$(555.0)		$(1,477.3)	$12.8	$2,544.0

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

Note 5: Assets Held For Sale

        In August 2001, McLeodUSA initiated a broad strategic and operational restructuring to re-focus its business on its core areas of expertise within its 25-state footprint, improve business discipline and processes and reduce its cost structure, all with the goal of eventually developing positive cash flow from operations. A key element of this operational restructuring included selling certain non-core assets, including McLeodUSA Telecom Development, Inc. and McLeodUSA Community Telephone, Inc. (collectively "DTG"), Greene County Partners, Inc., Caprock Services Corp., and McLeodUSA Integrated Business Systems, Inc. ("IBS").

        Also in 2001, McLeodUSA initiated a financial restructuring to substantially reduce its outstanding debt. As part of the financial restructuring, McLeodUSA and its senior secured lenders agreed to amend McLeodUSA's Credit Agreement to permit the financial restructuring. The key elements of the financial restructuring included, among other things (1) the sale of Pubco and the use of the proceeds therefrom to make a payment to the holders of the Notes and (2) the sale of McLeodUSA's Illinois independent local exchange carrier and related businesses ("ICTC") upon completion of the restructuring and use of the first $225 million of net proceeds to prepay the term loans under the Credit Agreement.

        For the three and nine months ended September 30, 2001, the three months ended September 30, 2002 and the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to September 30, 2002, the operating results of the businesses listed below have been reported as discontinued operations in the McLeodUSA Condensed Consolidated Financial Statements in accordance with SFAS 144. Assets held for sale and liabilities related to discontinued operations have been presented separately in the assets and liabilities sections of the condensed consolidated balance sheets. The assets held for sale are recorded at fair market value based on the contract value. The liabilities related to discontinued operations represent the liabilities of the discontinued operations as well as the estimated costs to sell.

        ICTC: On July 17, 2002, McLeodUSA announced an agreement to sell ICTC, its central Illinois-based independent local exchange carrier, as well as certain related telecommunications businesses to Homebase Acquisition Corp. for $271 million, reduced by the amount of ICTC debt outstanding at closing of approximately $20 million. The transaction received early termination under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is subject to Illinois Commerce Commission and FCC approval and certain other customary closing conditions, including completion of senior debt financing by the acquirer. Subject to receipt of all required approvals, the closing is anticipated to occur during the fourth quarter of 2002. There can be no assurance, however, as to the timing of such approvals.

        DTG: On September 30, 2002, McLeodUSA completed the sale of its non-core operations in South Dakota and certain non-core overbuild CLEC and cable television operations in South Dakota, southwestern Minnesota and northwestern Iowa to Prairie Wave Communications, Inc. for approximately $84 million. McLeodUSA recorded a loss of $2.2 million in connection with the sale.

        Greene County Partners, Inc.: On August 20, 2002, McLeodUSA completed the sale of its non-core cable service provider for $16 million in cash and a note receivable of $3 million. The sale of Greene County Partners, Inc., resulted in a loss of $0.5 million.

        Pubco: On April 16, 2002, McLeodUSA completed the sale of Pubco to Yell Group Limited for $600 million in cash. In connection with the transaction, McLeodUSA entered into a multi-year Publishing, Branding and Operating Agreement with Yellow Book, a subsidiary of Yell Group, which, among other things, provides for the continued publishing of telephone directories under the McLeodUSA brand. The proceeds received from the sale were used to pay the holders of the Notes. The sale of Pubco resulted in a gain of $139.9 million and is recorded within discontinued operations in the condensed consolidated statements of operations.

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

        The carrying amounts of the major classes of assets held for sale and liabilities related to discontinued operations as of September 30, 2002 and December 31, 2001 were as follows (in millions):

	September 30, 2002 ICTC
Assets held for sale:
Current assets	$16.6
Property and equipment, net	103.1
Intangible assets	201.4
Other noncurrent assets	0.4

	$321.5	*

Liabilities related to discontinued operations:
Current liabilities	$36.3
Long-term debt	20.6
Other long-term liabilities	8.8

	$65.7

* McLeodUSA has recorded assets held for sale in addition to the businesses above totaling $11.2 million. The $11.2 million is comprised of real estate ($10.2 million) and an equity interest in a partnership ($1.0 million).

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

        For the periods April 17, 2002 to September 30, 2002, January 1, 2002 to April 16, 2002, and the nine months ended September 30, 2001, the amount of revenue and net income (including gains or losses recorded on the sales) attributable to the discontinued operations and the assets held for sale were as follows (in millions):

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to September 30, 2002	January 1, 2002 to April 16, 2002	Nine months ended September 30, 2001
Revenues:
IBS	$—	$1.2	$32.7
CapRock Services	—	8.8	23.2
Pubco	—	94.3	224.8
DTG	17.8	12.0	26.1
Greene County	2.6	2.3	5.6
ICTC	50.5	31.7	89.3

	$70.9	$150.3	$401.7

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to September 30, 2002	January 1, 2002 to April 16, 2002	Nine months ended September 30, 2001
Net income (loss):
IBS	$(0.5)	$1.0	$(1.3)
CapRock Services	(0.1)	8.3	2.3
Pubco	(0.2)	150.0	12.9
DTG	3.9	(0.4)	(9.1)
Greene County	0.1	0.2	0.3
ICTC	20.0	8.0	28.3

	$23.2	$167.1	$33.4

        For the three months ended September 30, 2002 and 2001, the amount of revenue and net income (including gains or losses recorded on the sales) attributable to the discontinued operations and the assets held for sale were as follows (in millions):

	Reorganized McLeodUSA	Predecessor McLeodUSA
	Three months ended September 30, 2002	Three months ended September 30, 2001
Revenues:
IBS	$—	$10.8
CapRock Services	—	8.3
Pubco	—	71.1
DTG	9.1	8.9
Greene County	1.1	1.9
ICTC	27.7	30.2

	$37.9	$131.2

	Reorganized McLeodUSA	Predecessor McLeodUSA
	Three months ended September 30, 2002	Three months ended September 30, 2001
Net income (loss):
IBS	$—	$—
CapRock Services	—	1.0
Pubco	(0.2)	2.2
DTG	(0.1)	(4.8)
Greene County	(0.2)	0.1
ICTC	10.7	14.1

	$10.2	$12.6

Note 6: Capital Stock

        The Plan provided for the distribution of a portion of Reorganized McLeodUSA Class A Common Stock to holders of Predecessor McLeodUSA Class A Common Stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Reorganized McLeodUSA Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock pending resolution of the securities claims against McLeodUSA associated with the putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of Reorganized McLeodUSA Class A Common Stock to record holders of Predecessor McLeodUSA Class A Common Stock as of April 5, 2002, the distribution record date under the Plan. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of Predecessor McLeodUSA Class A Common Stock may be entitled to additional distributions of Reorganized McLeodUSA Class A

Common Stock from the 18,000,000 shares held in the disputed claims reserve. These shares are considered issued and outstanding for the purposes of determining net income (loss) per share.

        The 78,203,135 shares of Class B Common Stock and 35,546,879 shares of Class C Common Stock issued upon McLeodUSA's emergence from bankruptcy is, in the aggregate, convertible into 113,750,014 (the sum of the Class B and Class C shares outstanding) shares of Class A Common Stock of Reorganized McLeodUSA.

        The 10 million shares of Reorganized McLeodUSA Series A Preferred Stock (the "Series A Preferred Stock") were issued to the holders of the Notes in connection with the Plan. The Series A Preferred Stock has a stated value of $17.50 per share (the "Stated Value"). Dividends are payable on the Series A Preferred Stock when, as and if declared by McLeodUSA at an annual rate of 2.5% of the Stated Value. The Series A Preferred Stock had an initial liquidation preference per share equal to the Stated Value. The liquidation preference (the "Liquidation Preference") per share is adjusted as follows: (i) for each scheduled dividend payment date on which dividends are not paid in full, the liquidation preference per share increases by the accretion amount, which is equal to the product of (a) the accretion rate of 2.5% per year, calculated on a quarterly basis, (b) the Stated Value, and (c) the fraction of the dividends for that dividend period that were not paid on the scheduled dividend payment date; and (ii) on any scheduled dividend payment date, McLeodUSA may reduce the liquidation preference per share by paying to holders of the Series A Preferred Stock all or a portion of the amount by which the liquidation preference per share exceeds the Stated Value. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder, into a number of shares of Reorganized McLeodUSA Class A Common Stock equal to the Liquidation Preference per share divided by the conversion price of approximately $3.59 per share, subject to adjustment (as so adjusted, the "Conversion Price"). If on any date after April 17, 2006, the closing price of Reorganized McLeodUSA Class A Common Stock has equaled or exceeded 135% of the then current Conversion Price, for at least 20 out of 30 consecutive trading days, then McLeodUSA has the right, for up to 10 trading days after any such date, to cause all or a portion of the Series A Preferred Stock to convert into such number of shares of Reorganized McLeodUSA Class A Common Stock as equals the Liquidation Preference per share then in effect divided by the Conversion Price. The holders of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of common stock voting together with holders of common stock as a single class. In addition, as long as at least 3,333,333 shares of Series A Preferred Stock are outstanding, the holders of the then outstanding shares of Series A Preferred Stock, voting separately and as a class have the right to elect one member to the Board of Directors. The consent of the holders of the majority of outstanding Series A Preferred Stock is also required to take certain actions specified in the Certificate of Designation with respect to the Series A Preferred Stock. To the extent McLeodUSA has funds legally available therefor, on April 17, 2012, the tenth anniversary of its issuance, McLeodUSA will be obligated to redeem all of the outstanding Series A Preferred Stock by paying each holder of the Series A Preferred Stock an amount in cash per share equal to the Liquidation Preference. The Series A Preferred Stock was recorded at the fair market value of the securities at the date of issuance, as determined by independent financial advisors engaged by McLeodUSA, of $169.1 million. The Series A Preferred Stock will accrete for book purposes to its liquidation value of $175 million by April 17, 2012, using the effective interest method, which will reduce prospective earnings available to common stockholders. Upon the effective date, 10 shares of Reorganized McLeodUSA Series B Preferred Stock (the "Series B Preferred Stock") were issued to Forstmann Little. The Series B Preferred Stock has a liquidation preference of $1.00 per share and, subject to certain conditions, provides the holders thereof with the right to elect up to two members of the Board of Directors of McLeodUSA.

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

Note 7: Stock-based Compensation Plan

        Upon the effective date of the Plan, all options under the Predecessor McLeodUSA stock option plans were cancelled and the plans were terminated. On April 16, 2002, in connection with the effectiveness of the Plan, McLeodUSA adopted the McLeodUSA Incorporated 2002 Omnibus Equity Plan (the "Omnibus Plan"). The Plan was approved by stockholders of McLeodUSA at the Annual Meeting of Stockholders held on September 13, 2002. Awards under the Omnibus Plan may be made to officers and key employees of McLeodUSA or to any of the affiliates of McLeodUSA, to non-employee directors and to other non-employee service providers and consultants whose participation in the Omnibus Plan is determined to be in the best interests of McLeodUSA by the full Board of Directors or a committee thereof. The Omnibus Plan permits the granting of options (both incentive and nonqualified stock options), shares of restricted common stock, phantom stock (the right to receive cash shares or other property, the value of which is tied to the fair market value of a share of common stock), stock bonuses and other awards in such amounts and with such terms and conditions as the Board or a committee thereof shall determine, subject to the provisions of the Omnibus Plan. However, the exercise price of incentive stock options shall not be less than the fair market value (as defined in the Omnibus Plan) on the date of grant. McLeodUSA has reserved 65,173,797 shares (subject to adjustment as provided for in the plan) of McLeodUSA Class A Common Stock for issuance under the Omnibus Plan.

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

        As of September 30, 2002, McLeodUSA was in compliance with all financial and operating covenants under the Credit Agreement.

Note 9: Exit Financing Facility

        As provided for in the Third Amendment to the Credit Agreement, McLeodUSA entered into a credit agreement for an exit financing facility (the "Exit Facility") with a consortium of banks upon consummation of the Plan on April 16, 2002. The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, McLeodUSA has the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the May 31, 2000 Credit Facility. As of September 30, 2002 no amounts had been drawn on the Exit Facility.

        McLeodUSA is required to pay a commitment fee on the average daily unused balance of the Exit Facility at a rate ranging from 1/ 2% to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1/2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) the LIBO rate plus a margin ranging from 2.00% to 3.50%.

        The Exit Facility credit agreement includes restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries. It also limits McLeodUSA's leverage ratio and requires minimum levels of access lines in service, interest coverage and consolidated revenue. As of September 30, 2002, McLeodUSA was in compliance with all financial and operating covenants under the Exit Facility credit agreement.

Note 10: Trade Receivables

        The composition of trade receivables, net, is as follows (in millions):

	Reorganized McLeodUSA	Predecessor McLeodUSA
	September 30, 2002	December 31, 2001
Trade receivables:
Billed	$143.1	$155.1
Unbilled	7.7	33.4

	150.8	188.5
Allowance for doubtful accounts and discounts	(53.5)	(37.7)

	$97.3	$150.8

Note 11: Restructuring and Impairment Charges

        In the third quarter of 2001, McLeodUSA recorded a restructuring charge in connection with its revised strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within its 25-state footprint. McLeodUSA recorded restructuring reserves at that time to provide for involuntary employee separations, facilities consolidations consisting primarily of costs associated with operating leases, and other contractual commitments related to the abandoned national network and software development projects. During the second quarter of 2002, McLeodUSA recorded a reduction of those reserves of $18.8 million due to lower than anticipated costs related to employee separations and facility closure costs as well as the negotiation of lower payments on contractual commitments. The reduction related to the exit of facilities reserved for at September 30, 2001 was partially offset by additional charges of $12.0 million, primarily for leased facilities that have been identified for termination and changes in assumptions based on current market information.

	Liability at December 31, 2001	Cash payments Through April 16, 2002	Reserve Additions	Reserve Reductions	Remaining Liability April 16, 2002
Employee separations	$10.4	$3.3	$—	$1.2	$5.9
Facility closure costs	91.6	8.5	12.0	16.4	78.7
Other contractual commitments	57.7	48.9	—	1.2	7.6

	$159.7	$60.7	$12.0	$18.8	$92.2

	Liability at April 17, 2002	Cash payments Through September 30, 2002	Remaining Liability September 30, 2002
Employee separations	$5.9	$4.4	$1.5
Facility closure costs	78.7	11.8	66.9
Other contractual commitments	7.6	5.3	2.3

	$92.2	$21.5	$70.7

        Within our 10K/A filing, McLeodUSA classified $3.9 million of the reserve related to employee separations associated with facilities consolidation as facility closure costs. This balance has been reclassified above to reflect the $3.9 million reserve as employee separations at December 31, 2001.

Note 12: Goodwill and Other Intangible Assets

        On January 1, 2002, McLeodUSA adopted SFAS 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives are not amortized but are reviewed at least annually for impairment. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives. As permitted by SFAS 142, McLeodUSA performed the transitional impairment tests on goodwill by comparing the current fair values of its reportable units containing goodwill balances to their carrying values in the second quarter of 2002.

        Changes in the carrying amount of goodwill for the period December 31, 2001 to September 30, 2002 is summarized as follows (in millions):

Balance, December 31, 2001	$949.4
Adjustment for the sale of businesses	(5.5)
Fresh-start fair market value adjustments	(699.9)

Balance, September 30, 2002	$244.0

        Intangible assets with finite lives at September 30, 2002 are summarized as follows (in millions):

	Gross	Accum Amort.	Net
Deferred line installation costs	$154.3	$23.7	$130.6
Customer base	29.8	3.2	26.6

	$184.1	$26.9	$157.2

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

        The following table sets forth the adjustment to net loss and loss per share that would have occurred had SFAS 142 been effective for the three and nine months ended September 30, 2001(in millions except per share amounts):

	Predecessor McLeodUSA
	Three months ended September 30, 2001	Nine months ended September 30, 2001
Net loss applicable to common shares as reported	$(2,262.0)	$(2,594.0)
Goodwill amortization	42.0	131.6
Franchise agreement amortization	0.3	0.7

Adjusted net loss	$(2,219.7)	$(2,461.7)

Adjusted basic and diluted loss per common share	$(3.55)	$(3.98)

Note 13: Accounting for Asset Retirement Obligations

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. McLeodUSA, as required by SOP 90-7, has implemented this statement as part of fresh-start reporting.

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

        Upon adoption of SFAS 143 by McLeodUSA, an asset retirement obligation of $52.6 million was recorded. During the period from April 17, 2002 through September 30, 2002, $1.5 million was recognized as interest expense to accrete the liability to $54.1 million at September 30, 2002. Had McLeodUSA adopted SFAS 143 on January 1, 2001, it would have recorded a liability of $48.8 million. The additional interest expense incurred for the nine months ended September 30, 2001 and the period January 1, 2002 to April 16, 2002 would have approximated $2.3 million and $0.9 million, respectively. The liability at December 31, 2001 would have been $51.9 million.

Note 14: Effects of New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements Nos. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement, among other things, significantly limits the situations whereby the extinguishment of debt is treated as an extraordinary item in the statement of operations. McLeodUSA, as required by SOP 90-7, has implemented this statement as part of its fresh-start reporting. This statement requires reclassification of all prior period extraordinary items related to debt extinguishment. McLeodUSA recorded a gain of $2,372.8 on April 16, 2002 million in connection with the cancellation of the Notes. This gain has been recorded within other income in the condensed consolidated statement of operations in accordance with SFAS 145.

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

Note 15: Litigation

        On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. ("CapRock") pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock. Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000. The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act. Consolidated with these claims are allegations that CapRock's June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act. The named defendants in these lawsuits include CapRock and certain of its officers and directors. The plaintiffs in the lawsuits seek monetary damages and other relief. McLeodUSA believes these lawsuits are without merit and is vigorously defending against them.

        Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial

Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation C.O. 2-0001 (E. Iowa)(the "Iowa Class Action"). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action. McLeodUSA has indemnification obligations running to the Individual Defendants. One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and together with the Iowa Class Action, the "Securities Claims"). McLeodUSA has filed an objection to the allowance of both of these proofs of claim. As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery in the Bankruptcy Claims would be limited to the 18 million shares of Reorganized McLeodUSA Class A Common Stock in the disputed claims reserve. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Some of the statements in this discussion include statements about our future expectations. Statements that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such statements include projections of financial and operational results and goals, including closing of sales of businesses, revenue, EBITDA, profitability, savings and cash. These forward-looking statements are subject to known as well as unknown risks and uncertainties that may cause actual results to differ materially from our expectations. Our expectations are based on various factors and assumptions and reflect only our predictions. Factors that could cause actual results to differ materially from the forward-looking statements include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms, our ability to close on sales of businesses and changes in the competitive climate in which we operate. These and other risks are described in more detail in our most recent Annual Report on the Form 10K and Form 10K/A both filed with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

        Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to one decimal place and all dollar amounts less than $1 million have been rounded to the nearest thousand.

Overview

        We provide integrated telecommunication services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states. We are a facilities-based telecommunications provider with, as of September 30, 2002, 38 ATM switches, 53 voice switches, 513 collocations, 482 DSLAMS and 4,480 employees.

        We derive our revenue from competitive telecommunications and related communications services, including:

  •
  local and long distance services;

  •
  dial-up and dedicated Internet access services;

  •
  high-speed Internet access services, such as services using DSL and cable modems;

  •
  bandwidth and network facilities leasing, sales, and services, including access services;

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

        As a consequence of the reorganization occurring as of April 16, 2002, the financial results for the nine months ended September 30, 2002 have been separately presented under the label "Predecessor McLeodUSA" for the period January 1, 2002 to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17, 2002 to September 30, 2002. For discussion purposes below, the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to September 30, 2002 have been added together to compare to the nine months ended September 30, 2001.

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

        A valuation allowance has been recorded to offset the entire net deferred tax asset due to the uncertainty of realizing the benefit of the loss carryforwards. We are still reviewing the overall tax impact of the implementation of the Plan of Reorganization. However, the capital loss and the net operating loss carryforwards may be reduced or eliminated and other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the realization of cancellation of indebtedness income as part of the Plan of Reorganization. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change, may impose severe limitations on the annual utilization of any remaining net operating and capital loss carryforwards. We believe that we experienced such an ownership change as a result of the implementation of the Plan of Reorganization. However, since we were under the jurisdiction of a court in a Title 11 case at the time of the ownership change, certain exceptions to the application of Section 382 may apply to either substantially eliminate the adverse effects of the application of Section 382 or increase the amount of loss carryforwards available annually to offset future taxable income. At this time, we have not determined which of the applicable exceptions applies.

SFAS 144, Re-Audit Requirement and Officer Certifications

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco, and has entered into an agreement to sell ICTC. In this Quarterly Report on Form 10-Q, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold or held for sale as discontinued operations. In accordance with GAAP, McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and

2001, and each quarter, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen, audited McLeodUSA's financial statements for the years ended December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, in order to comply with GAAP requirements related to the financial presentation for discontinued operations, the SEC will, in effect, require McLeodUSA's new auditor, Deloitte & Touche, to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        While McLeodUSA believes its financial statements for these years, as audited by Arthur Andersen, complied with GAAP in all material respects when such statements were filed with the SEC, its Chief Executive Officer and Chief Financial Officer have been unable to make certifications required by the SEC with respect to any financial information for the years ended December 31, 2001 and 2000, or any portion thereof, because McLeodUSA anticipates that the results of the Deloitte & Touche audit will differ from the prior audit by Arthur Andersen. Deloitte & Touche has informed McLeodUSA that they have a different interpretation than Arthur Andersen with respect to accounting standards applicable to revenue recognition on certain Indefeasible Rights of Use ("IRU") transactions completed by McLeodUSA during 2001. Deloitte & Touche's interpretation would result in a change in classification of such IRU transactions from sales-type leases to operating leases. Deloitte & Touche has also advised McLeodUSA that the SEC has expressed a position on accounting treatment for IRU exchanges that will be applied retroactively and which differs from previously accepted accounting practices. This pronouncement would apply to one IRU contract for which McLeodUSA recorded revenue in 2001. As a result, the Deloitte & Touche re-audit process as it relates to these identified IRU transactions would likely result in a reduction in 2001 total revenue and gross margin of approximately $65 million and $20 million, respectively. These adjustments for the nine months ended September 30, 2001 would be a reduction of approximately $55 million in revenue and $19 million in gross margin. Such adjustment would also result in an annual increase in revenue and gross margin of approximately $3 million in 2002 and going forward through the term of these multi-year agreements. Other adjustments, if any, which could be required as a result of the Deloitte & Touche re-audit, are unknown at this time.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA believes that the expense and effort associated with a re-audit may not be in the best interest of McLeodUSA or its stockholders as it would result in financial statements that are not comparable to the on-going operations of reorganized McLeodUSA. Therefore, McLeodUSA is considering seeking a waiver of this requirement from the SEC. If required, the Deloitte & Touche re-audits for 2000 and 2001 would be expected to be completed during 2003.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

        Competitive telecommunications revenues decreased $72.4 million or 23%, from $315.9 million for the three months ended September 30, 2001 to $243.5 million for the three months ended September 30, 2002. Revenue for the quarter declined primarily due to lower network facilities sales, including indefeasible rights of use agreements that qualified as sales type leases of $37.1 million, a decrease in long distance revenues of $18.6 million, including a $6.5 million decline in international long distance, and a $16.9 million decline from the assets of Splitrock which was sold in January 2002. Other revenue was principally comprised of telemarketing sales from Ruffalo Cody. The assets of Ruffalo Cody were sold in December 2001.

        Cost of service decreased from $217.1 million in the quarter ended September 30, 2001 to $154.1 million for the quarter ended September 30, 2002 primarily as a result of lower revenues. Gross margin improved to 37% in 2002 from 32.0% in 2001. The improvements in gross margin are related to our cost reduction and process improvement initiatives, and our continued focus on migrating customers from resale platforms onto our own network. At September 30, 2002 our percentage of lines on a resale platform was 17%, down from 27% at September 30, 2001.

        SG&A expenses of $79.1 million declined by $60.7 million during the third quarter of 2002 from $139.8 million for the three months ended September 30, 2001. During the third quarter of 2001, we recorded bad debt expense of $21.0 million, primarily due to the downturn in the general economy and telecom companies in particular, versus $2.6 million recorded in the third quarter of 2002, contributing $18.4 million to the decline in general and administrative expenses. We have also experienced substantial reductions in SG&A due to a reduced workforce, more streamlined operations resulting from our consolidation of 11 facilities at September 30, 2001 into three currently, and other cost reductions undertaken as part of our process improvement initiatives and comprehensive restructuring.

        Depreciation and amortization expenses decreased by $71.1 million to $75.7 million for the three months ended September 30, 2002. Amortization expense declined by $43.9 million resulting from our adoption of SFAS 142 on January 1, 2002. SFAS 142 requires a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. The remaining decrease is attributed to lower depreciation resulting from the write down of property and equipment due to fresh-start reporting.

        In the third quarter of 2001, we recorded restructuring, asset impairment and other charges of approximately $2.9 billion in connection with our revised strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within our 25-state footprint.

        Gross interest expense decreased from $90.3 million for the quarter ended September 30, 2001 to $15.2 million for the quarter ended September 30, 2002, a decline of $75.1 million. The significant reduction was principally caused by the cancellation of our Notes on the effective date of our Plan of Reorganization. The remaining decrease is due to a reduction in the interest rates on our borrowings under the Credit Agreement. Interest expense of approximately $4.3 million and $24.6 million was capitalized as part of our construction of our fiber optic network during the third quarter of 2002 and 2001, respectively.

        In accordance with SFAS 144, the operating results of businesses held for sale, and the gain or loss resulting from the sale thereof, have been reported as discontinued operations in the condensed consolidated statements of operations of McLeodUSA for all periods presented. The decrease in income from discontinued operations of $2.4 million for the three months ended September 30, 2002 as compared to September 30, 2001 is principally attributed to the exclusion of income from Pubco and CapRock Services Corp. in 2002, both sold in April of 2002.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

        Competitive telecommunications revenue decreased $183.2 million from $945.3 million for the period ended September 30, 2001 to $762.1 million for the first nine months of 2002. Our competitive telecommunications revenue decreased primarily due to lower network facilities sales, including indefeasible rights of use agreements that qualified as sales type leases of $63.2 million, a lower volume of long distance minutes, approximately $27 million of which relates to our exit from unprofitable international long distance, and revenues of $57.1 million from Splitrock, the assets of which were sold in January 2002. Other revenue decreased $10.1 million primarily due to the sale of Ruffalo Cody assets in December 2001.

        Cost of service decreased from $626.4 million to $484.7 million for the nine months ended September 30, 2001 and 2002, respectively, primarily as a result of lower revenues. Gross margin increased to 36% in 2002 from 34% in 2001. Margins have improved in 2002 as we experience the benefit of cost reduction initiatives such as continued migrations onto our network and further optimization of least-cost routing.

        SG&A expenses declined by $104.3 million over the same prior year period to $267.5 million, from $371.8 million for the nine months ended September 30, 2001. We have experienced substantial reductions in SG&A due to a reduced workforce, more streamlined operations resulting from our consolidation of 11 facilities at September 30, 2001 into three currently, and other cost reductions undertaken as part of our process improvement initiatives and comprehensive restructuring.

        Depreciation and amortization expenses decreased by $149.7 million to $261.5 million for the nine months ended September 30, 2002. Amortization expense declined by $135.7 million resulting from our adoption of SFAS 142 on January 1, 2002. SFAS 142 requires a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. The remaining decline is due to a reduction in our depreciable asset base for fresh-start fair value adjustments upon our emergence from bankruptcy.

        In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization charges. Reorganization charges, net of $1,596.8 million during the nine months ended September 30, 2002 were comprised of professional fees of $57.5 million, severance of $0.9 million, the write-off of deferred financing fees and discounts on the Notes of $53.3 million and fresh-start fair value adjustments of $1,485.1 million.

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

        Gross interest expense decreased from $268.3 million to $69.8 million for the periods ended September 30, 2001 and 2002, respectively, a decrease of $198.5 million. The significant reduction was primarily related to the cancellation of the Notes on the effective date of the Plan. The remaining decrease is due to significant reductions in the interest rate on our borrowings under the Credit Agreement. Interest expense of approximately $16.8 million and $89.0 million was capitalized as part of our construction of our fiber optic network during the first nine months of 2002 and 2001, respectively.

        Income from discontinued operations increased from $33.4 million during the nine months ended Septemer 30, 2001 to $190.3 million primarily attributed to the net gain recorded on the sale of businesses totaling $142.5 million during the first nine months of 2002.

Liquidity and Capital Resources

        During 2001, in connection with our revised corporate strategy, we began to explore restructuring our capital structure. Any restructuring involving a payment to bondholders, other than regularly scheduled payments of principal and interest, required a majority consent under our Credit Agreement. In order to effect a restructuring, we entered into the Third Amendment to the Credit Agreement. Under the Third Amendment, the lenders under the Credit Agreement waived: (1) any bankruptcy and payment cross-defaults with respect to the Notes arising from the restructuring; (2) covenants restricting the sales of assets in order to allow the sale of Pubco pursuant to the restructuring, and the use of the $600 million of proceeds therefrom to make a payment to the bondholders; and (3) certain other covenants and other provisions of the Credit Agreement that would have restricted our ability to enter into various transactions necessary to consummate the restructuring. The waivers and modifications to the Credit Agreement remained in effect so long as McLeodUSA was pursuing the restructuring, which, among other things, required that the restructuring be consummated on or before August 1, 2002. The Third Amendment also contained certain modifications that became effective upon our consummation of the Plan, including, among other things, the modification of various financial covenants and the addition of a capital expenditure limitation, a 1% increase in the applicable rates of interest on the borrowings under the Credit Agreement and the establishment of certain prepayment premiums applicable to the Credit Agreement term loan repayments made in the first three years following the restructuring. As of September 30, 2002, we were in compliance with all financial and operating covenants under the Credit Agreement.

        In accordance with the Plan, the holders of our Notes received their pro rata share of (1) $670 million in cash, (2) 10,000,000 shares of New Series A Preferred Stock and (3) 5-year warrants to purchase 22,159,091 shares of our common stock for $30 million. Also upon the effective date of the plan, approximately $3.0 billion of debt and related accrued interest were cancelled. The cancellation of the Notes substantially de-leveraged our balance sheet and eliminates quarterly interest expense of approximately $74 million. The Third Amendment also required a prepayment of $60 million on our Tranche A and Tranche B term loans (the "Term Loans") upon consummation of the Plan, reducing our outstanding balance under the Credit Agreement to $940 million.

        As provided for in the Third Amendment to the Credit Agreement, we entered into a credit agreement for an exit financing facility (the "Exit Facility") with a consortium of banks upon consummation of the Plan on April 16, 2002. The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, we have the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the May 31, 2000 Credit Facility. As of September 30, 2002 no amounts had been drawn on the Exit Facility.

        We are required to pay a commitment fee on the average daily unused balance of the Exit Facility at a rate ranging from 1/2% to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1/2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) the LIBO rate plus a margin ranging from 2.00% to 3.50%.

        The Exit Facility credit agreement includes restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries. It also limits our leverage ratio and requires minimum levels of access lines in service, interest coverage and consolidated revenue. As of September 30, 2002, we were in compliance with all financial and operating covenants under the Exit Facility credit agreement.

        During the third quarter of 2002, we sold Greene County Partners, Inc., our non-core cable service provider for $16 million in cash and a $3 million note receivable. We also completed the sale of DTG, our non-core operations in South Dakota and certain non-core overbuild CLEC and cable television operations in South Dakota, southwestern Minnesota and northwestern Iowa, for approximately $84 million. Both the Credit Agreement and the Exit Facility allowed us to retain the proceeds from the sale of these non-core assets.

        On July 17, 2002, McLeodUSA announced an agreement to sell ICTC, its central Illinois-based independent local exchange carrier, as well as certain related telecommunications businesses to

Homebase Acquisition Corp. for $271 million, reduced by the amount of ICTC debt outstanding at closing of approximately $20 million. The transaction received early termination under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is subject to Illinois Commerce Commission and FCC approval and certain other customary closing conditions, including completion of senior debt financing by the acquirer. Subject to receipt of all required approvals, the closing is anticipated to occur during the fourth quarter of 2002. There can be no assurance, however, as to the timing of such approvals.

        We had $185.0 million of cash and cash equivalents at September 30, 2002. During the first nine months of 2002, our primary source of funding was the sale of our non-core businesses as well as other non-core assets totaling approximately $806.9 million. A portion of these funds, in addition to a portion of the $175 million Forstmann Little investment, was used to pay the holders of our Notes, and, in accordance with the Third Amendment, prepay $60 million on our Term Loans.

        Cash used in operating activities for the first nine months of 2002 was $119.7 million. Cash was used primarily to pay professional fees associated with our reorganization of approximately $57.5 million and $82.2 million associated with restructuring liabilities, principally payments on contractual commitments.

        Our capital expenditures, including discontinued operations, were approximately $96 million during the nine months ended September 30, 2002. Our capital expenditures have declined significantly from historical levels as a result of our revised strategy to focus market growth within our 25-state footprint. Within our core footprint, our network infrastructure is largely in place and future capital expenditures will be primarily focused on migrations of customers from resale platforms onto our own network, augments to existing facilities, and improvements to business systems and processes. Based on capital expenditures to date and anticipated expenditures in the fourth quarter of 2002, we expect to spend approximately $175 million to $200 million during 2002.

        Cash used in financing activities of $563.4 million was primarily for the payment to the holders of the Notes of $670 million and $60 million to pay down the Term Loans. In accordance with the Plan, Forstmann Little invested $175 million in exchange for (1) 74,027,764 shares of Reorganized McLeodUSA Class A Common Stock, (2) 5-year warrants to purchase 22,159,091 shares of common stock for $30 million and (3) 10 shares of Reorganized McLeodUSA Series B Preferred Stock.

        While our Chapter 11 case was pending, we did not declare the quarterly stock dividend on our Series A Preferred Stock which otherwise would have been payable on February 15. Dividends ceased to accrue after our commencement of the Chapter 11 case on January 31, 2002 by operation of law. The Series A Preferred Stock and related accrued dividends were cancelled on the effective date of the Plan. The Series D and E Preferred Stock were also cancelled on the effective date of the Plan.

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

        Failure to generate or raise sufficient funds may require us to delay or abandon some of our plans or expenditures, which could have a material adverse effect on our business, results of operations or financial condition. Based on our business plan, capital requirements and growth projections, we expect to spend approximately $175 million to $200 million on our planned capital expenditures during 2002. Our estimated aggregate capital expenditures include the projected costs of completing current construction work-in-progress, augmenting existing capacity and meeting new customer requirements. The Credit Agreement and Exit Facility each place restrictions on our ability to make capital expenditures.

        We expect to have funds available for these needs from various sources, including existing cash balances, the Exit Facility, sales of selected non-core assets and cash flow from future operations.

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

Effects of New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements Nos. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement, among other things, significantly limits the situations whereby the extinguishment of debt is treated as an extraordinary item in the statement of operations. McLeodUSA, as required by SOP 90-7, has implemented this statement as part of its fresh-start reporting. This statement requires reclassification of all prior period extraordinary items related to debt extinguishment. McLeodUSA recorded a gain of $2,372.8 on April 16, 2002 million in connection with the cancellation of the Notes. This gain has been recorded within other income in the condensed consolidated statement of operations in accordance with SFAS 145.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Upon the consummation of our restructuring on April 16, 2002, substantially all of our fixed rate debt was eliminated. We have variable rate debt of $940 million under the Credit Agreement outstanding at September 30, 2002. If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended September 30, 2002, quarterly interest expense would increase by $2.4 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b)
Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. ("CapRock") pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock. Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000. The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act. Consolidated with these claims are allegations that CapRock's June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act. The named defendants in these lawsuits include CapRock and certain of its officers and directors. The plaintiffs in the lawsuits seek monetary damages and other relief. McLeodUSA believes these lawsuits are without merit and is vigorously defending against them.

        Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation C.O. 2-0001 (E. Iowa)(the "Iowa Class Action"). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action. McLeodUSA has indemnification obligations running to the Individual Defendants. One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and together with the Iowa Class Action, the "Securities Claims"). McLeodUSA has filed an objection to the allowance of both of these proofs of claim. As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery in the Bankruptcy Claims would be limited to the 18 million shares Reorganized McLeodUSA Class A Common Stock in the disputed claims reserve. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Items 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on September 13, 2002. All of the proposals presented for stockholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

        Proposal 1—Election of Directors

	Term Expires	Votes For	Votes Withheld
Thomas D. Bell, Jr.	2005	267,739,973	5,156,190
Edward D. Breen	2005	267,986,018	4,910,145
Dale F. Frey	2005	267,996,448	4,899,715
Stephen C. Gray	2005	261,601,176	11,294,987
Jeong H. Kim	2005	271,899,105	997,058

        Proposal 2—Ratify the appointment of Deloitte & Touche LLP as McLeodUSA's independent public accountants for the fiscal year ended December 31, 2002

Votes For	272,496,953
Votes Against	228,994
Absentions	170,216
Broker Non-Votes	—

        Proposal 3—To approve the McLeodUSA Incorporated 2002 Omnibus Equity Plan

Votes For	210,750,620
Votes Against	14,711,722
Absentions	2,442,250
Broker Non-Votes	44,991,571

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Exhibit Description
10.1	Agreement, dated September 19, 2002, between Qwest Corporation and McLeodUSA Telecommunications Services, Inc.
10.2	Agreement, dated September 19, 2002 between Qwest Communications Corporation and McLeodUSA Telecommunications Services, Inc.
10.3	Letter Agreement between McLeodUSA and Shawn Vick, dated July 8, 2002.
10.4	Letter Agreement betweeen McLeodUSA and Andreas Papanicolaou dated July 20, 2002.
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        Current Report on Form 8-K, Item 5 Other Events and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits filed on August 6, 2002.

        Current Report on Form 8-K, Item 5 Other Events, Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and Item Regulation FD Disclosure filed on August 15, 2002.

        Current Report on Form 8-K, Item 5 Other Events and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits filed on October 4, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McLEODUSA INCORPORATED (registrant)
Date: November 14, 2002	By:	/s/ CHRIS A. DAVIS Chris A. Davis Chairman and Chief Executive Officer
Date: November 14, 2002	By:	/s/ G. KENNETH BURCKHARDT G. Kenneth Burckhardt Chief Financial Officer

Certifications

        I, Chris A. Davis, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of McLeodUSA Incorporated;

        2.    Subject to item 7 below, based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Subject to item 7 below, based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        7.    I am not making the statements set forth in items 2 and 3 above with respect to any financial information for the years ended December 31, 2001 and December 31, 2000 or any portions thereof contained in this Quarterly Report on Form 10-Q due to the facts and circumstances set forth below in this item 7.

        On January 31, 2002, McLeodUSA Incorporated filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). McLeodUSA's Plan of Reorganization, as amended, was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002.

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco, and entered into an agreements to sell ICTC and other non-core businesses. In this

Quarterly Report on Form 10-Q, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold or held for sale as discontinued operations. In accordance with GAAP, McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, and each quarter, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen, audited McLeodUSA's financial statements for the years ended December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, in order to comply with GAAP requirements related to the financial presentation for discontinued operations, the SEC will, in effect, require McLeodUSA's new auditor, Deloitte & Touche, to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        While McLeodUSA believes its financial statements for these years, as audited by Arthur Andersen, complied with GAAP in all material respects when such statements were filed with the SEC, its Chief Executive Officer and Chief Financial Officer are unable to make certifications required by the SEC with respect to any financial information for the years ended December 31, 2001 and 2000, or any portion thereof, because McLeodUSA anticipates that the results of the Deloitte & Touche audit will differ from the prior audit by Arthur Andersen. Deloitte & Touche has informed McLeodUSA that they have a different interpretation than Arthur Andersen with respect to accounting standards applicable to revenue recognition on certain Indefeasible Rights of Use ("IRU") transactions completed by McLeodUSA during 2001. Deloitte & Touche's interpretation would result in a change in classification of such IRU transactions from sales-type leases to operating leases. Deloitte & Touche has also advised McLeodUSA that the SEC has expressed a position on accounting treatment for IRU exchanges that will be applied retroactively and which differs from previously accepted accounting practices. This pronouncement would apply to one IRU contract for which McLeodUSA recorded revenue in 2001. As a result, the Deloitte & Touche re-audit process as it relates to these identified IRU transactions would likely result in a reduction in 2001 total revenue and gross margin of approximately $65 million and $20 million, respectively. These adjustments for the nine months ended September 30, 2001 would be a reduction of approximately $55 million in revenue and $19 million in gross margin. Such adjustment would also result in an annual increase in revenue and gross margin of approximately $3 million in 2002 and going forward through the term of these multi-year agreements. Other adjustments, if any, which could be required as a result of the Deloitte & Touche re-audit, are unknown at this time.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA believes that the expense and effort associated with a re-audit may not be in the best interest of McLeodUSA or its stockholders as it would result in financial statements that are not comparable to the on-going operations of reorganized McLeodUSA. Therefore, McLeodUSA is considering seeking a waiver of this requirement from the SEC. If required, the Deloitte & Touche re-audits for 2000 and 2001 would be expected to be completed during 2003.

November 14, 2002	/s/ CHRIS A. DAVIS Chris A. Davis Chairman and Chief Executive Officer

        I, G. Kenneth Burckhardt, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of McLeodUSA Incorporated;

        2.    Subject to item 7 below, based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Subject to item 7 below, based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        7.    I am not making the statements set forth in items 2 and 3 above with respect to any financial information for the years ended December 31, 2001 and December 31, 2000 or any portions thereof contained in this Quarterly Report on Form 10-Q due to the facts and circumstances set forth below in this item 7.

        On January 31, 2002, McLeodUSA Incorporated filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). McLeodUSA's Plan of Reorganization, as amended, was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002.

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco, and entered into an agreements to sell ICTC and other non-core businesses. In this Quarterly Report on Form 10-Q, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold or held for sale as discontinued operations. In accordance with GAAP, McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, and each quarter, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen, audited McLeodUSA's financial statements for the years ended December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, in order to comply with GAAP requirements related to the financial presentation for discontinued operations, the SEC will, in effect, require McLeodUSA's new auditor, Deloitte & Touche, to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        While McLeodUSA believes its financial statements for these years, as audited by Arthur Andersen, complied with GAAP in all material respects when such statements were filed with the SEC, its Chief Executive Officer and Chief Financial Officer are unable to make certifications required by the SEC with respect to any financial information for the years ended December 31, 2001 and 2000, or any portion thereof, because McLeodUSA anticipates that the results of the Deloitte & Touche audit will differ from the prior audit by Arthur Andersen. Deloitte & Touche has informed McLeodUSA that they have a different interpretation than Arthur Andersen with respect to accounting standards applicable to revenue recognition on certain Indefeasible Rights of Use ("IRU") transactions completed by McLeodUSA during 2001. Deloitte & Touche's interpretation would result in a change in classification of such IRU transactions from sales-type leases to operating leases. Deloitte & Touche has also advised McLeodUSA that the SEC has expressed a position on accounting treatment for IRU exchanges that will be applied retroactively and which differs from previously accepted accounting practices. This pronouncement would apply to one IRU contract for which McLeodUSA recorded revenue in 2001. As a result, the Deloitte & Touche re-audit process as it relates to these identified IRU transactions would likely result in a reduction in 2001 total revenue and gross margin of approximately $65 million and $20 million, respectively. These adjustments for the nine months ended September 30, 2001 would be a reduction of approximately $55 million in revenue and $19 million in gross margin. Such adjustment would also result in an annual increase in revenue and gross margin of approximately $3 million in 2002 and going forward through the term of these multi-year agreements. Other adjustments, if any, which could be required as a result of the Deloitte & Touche re-audit, are unknown at this time.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA believes that the expense and effort associated with a re-audit may not be in the best interest of McLeodUSA or its stockholders as it would result in financial statements that are not comparable to the on-going operations of reorganized McLeodUSA. Therefore, McLeodUSA is considering seeking a waiver of this requirement from the SEC. If required, the Deloitte & Touche re-audits for 2000 and 2001 would be expected to be completed during 2003.

November 14, 2002	/s/ G. KENNETH BURCKHARDT G. Kenneth Burckhardt Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1	Agreement, dated September 19, 2002, between Qwest Corporation and McLeodUSA Telecommunications Services, Inc.
10.2	Agreement, dated September 19, 2002 between Qwest Communications Corporation and McLeodUSA Telecommunications Services, Inc.
10.3	Letter Agreement between McLeodUSA and Shawn Vick, dated July 8, 2002.
10.4	Letter Agreement betweeen McLeodUSA and Andreas Papanicolaou dated July 20, 2002.
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
McLEODUSA INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information as of and for the three and nine months ended September 30, 2002 is unaudited.)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Items 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS