Form 10-K
period 2002-12-31
MCLEODUSA INC
filed 2003-03-31
CIK 919943

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission File Number: 0-20763

McLeodUSA Incorporated
(Exact name of registrant as specified in its charter)

Delaware	42-1407240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
McLeodUSA Technology Park 6400 C Street SW, P.O. Box 3177 Cedar Rapids, IA (Address of principal executive offices)	52406-3177 (Zip Code)

Registrant's telephone number, including area code: (319) 364-0000

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, par value $0.01 per share
2.5% Series A convertible preferred stock, par value $0.01 per share
(Title of Classes)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, based upon the closing price of the registrant's common stock on June 28, 2002 is $68,184,455.*/

        The number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 2003, is:

  •
  Class A common stock, par value $0.01 per share: 162,500,978 shares

  •
  Class B common stock, par value $0.01 per share: 78,203,135 shares

  •
  Class C common stock, par value $0.01 per share: 35,546,879 shares

*/
Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock that have representation on the registrant's Board of Directors are considered to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 30, 2003 are incorporated by reference into Part III of this Form 10-K to the extent described therein.

Information Regarding Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual events to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by our use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. You should be aware that those statements reflect only our current views with respect to such matters. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading "Business—Risk Factors" and throughout this Form 10-K. We undertake no obligation to publicly update or revise any forward looking statements in connection with new or future events or otherwise.

PART I

ITEM 1.    BUSINESS.

Overview

        McLeodUSA Incorporated (together with its subsidiaries, referred to hereafter as "McLeodUSA," the "Company," "we," "us" or "our") is one of the nation's largest independent competitive telecommunications service providers, offering integrated local, long distance, Internet, and advanced communications services to homes and businesses in 25 Midwest, Southwest, Northwest, and Rocky Mountain states. Our principal executive offices are located at 6400 C Street SW, Cedar Rapids, Iowa 52406-3177, and our main phone number is (319) 364-0000.

        McLeodUSA was founded in 1992 and completed an initial public offering in June 1996. Our Class A Common Stock is currently traded on the NASDAQ SmallCap Market under the symbol "MCLD," and our Series A Preferred Stock is traded on the NASDAQ SmallCap Market under the symbol "MCLDO." In April 2002, we completed a Chapter 11 reorganization pursuant to a plan of reorganization, as more fully discussed below under "Business—Chapter 11 Reorganization."

        We are a facilities-based telecommunications provider with, as of December 31, 2002, 38 Asynchronous Transfer Mode switches, 50 voice switches, 562 collocations, 430 Digital Subscriber Line Access Multiplexers, over 31,000 route miles of fiber optic cable and approximately 3,700 employees. At December 31, 2002, we had approximately 432,000 customers.

        We derive our revenue from our core telecommunications and related communications services. These include local and long-distance services; dial-up Internet access services; high-speed/broadband Internet access services using DSL, cable modems, and dedicated T1 access; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer's use; advanced communications services for larger businesses such as frame relay, private line, and ISDN; and value-added services such as virtual private networks and web hosting. For the year ended December 31, 2002, we derived approximately 65% of our total revenues from local and long distance services; 13% from access services; 11% from private line and data services; and 11% from other sources. Approximately 84% of our competitive telecommunications services revenues were derived from retail sales and 16% from wholesale sales.

        We maintain a website with the address www.mcleodusa.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor's own Internet access charges)

through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Business Strategy—Vision Statement

        Our vision is to become a world-class, value-added telecommunications services provider with excellent customer relationships and strong, team-oriented business and operational performance, exhibiting the hallmarks of integrity, accountability, and commitment to excellence while providing a profitable return to our shareholders.

        We have strategically focused our business in the following 25-state footprint:

Arizona Arkansas Colorado Idaho Illinois	Indiana Iowa Kansas Louisiana Michigan	Minnesota Missouri Montana Nebraska New Mexico	North Dakota Ohio Oklahoma Oregon South Dakota	Texas Washington Wisconsin Wyoming Utah

In 2002, we took significant steps to execute our business strategy, including the following:

  •
  completed a financial restructuring, which reduced bank and bond indebtedness from nearly $4 billion to approximately $715 million, reducing annual interest expense from $365 million to approximately $50 million, see "Business—Chapter 11 Reorganization—Recapitalization";

  •
  completed divestiture of certain non-core businesses valued at approximately $1 billion, see "Business—Chapter 11 Reorganization—Divestitures";

  •
  completed a network optimization and standardization project, including the successful implementation of our regional transport and long distance network;

  •
  successfully migrated over 200,000 customer lines to on-net/on switch platforms, allowing us to better manage our customer base and provide for improved profitability;

  •
  launched new residential and business products and services under the Preferred AdvantageSM product line, featuring simplified product offerings, competitive pricing structures and enhanced billing formats, making it easier for our customers to buy bundled services and enabling a more efficient process for service installation and billing;

  •
  right-sized the organization and implemented workforce management programs;

  •
  initiated the StarQualitySM training and certification quality program for all employees who touch our customers and/or our network; and

  •
  substantially improved business processes, infrastructure, productivity and quality, as evidenced by an approximately 65% reduction in service delivery intervals, a reduction in billing systems from 27 to 2, and the elimination of multiple network single points of failure to improve quality of service.

        As part of our business strategy, we also improved sales efficiencies by restructuring and refocusing our sales organization to align with the maximum market opportunity in profitable central offices. We also developed an integrated branding and marketing campaign utilizing advertising, direct marketing, and public relations, which was launched across our 25-state footprint in early 2003.

        As we enter 2003, we will continue to focus on increasing our market share, profitably growing our revenue and migrating our customer base onto our own network facilities to improve margins and facilitate improved customer service. We also plan to continue grooming our network to deliver service in the most effective and efficient manner, as well as continuing our focus on cost reductions and process improvement.

Network Facilities

        As of December 31, 2002, we operated a network with 562 access nodes collocated in Regional Bell Operating Company ("RBOC") central offices. We serve our customers by using various loop/access unbundled network elements ("UNEs") provided by the RBOCs and aggregating them through our access nodes. In turn, our access nodes are interconnected through approximately 50 service node locations where our switching/routing systems reside. In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs. Our 50 service nodes are located in most of the major metropolitan areas across our footprint. These service nodes are in turn interconnected by our high capacity, inter-city core network. The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers. We have also announced plans to spend up to $350 million over the next two years to further support our network and infrastructure growth requirements.

        We own and operate all the equipment in our access and service nodes. They provide the service logic and traffic management for all our services.

Products and Services

        We offer a complete portfolio of local, long distance, Internet, and advanced communications services principally via our Preferred Advantage product line, which can be sold separately or bundled. These include:

  •
  local calling and features such as caller ID, call transfer, call forwarding, and 3-way calling;

  •
  local data services such as dial-up and dedicated Internet access services, using DSL, cable modem and dedicated T1 technologies;

  •
  long distance voice services such as outbound domestic and international long distance and toll free 800 services;

  •
  bandwidth and network facilities leasing, sales and services, including access services to carriers and wholesale purchasers;

  •
  calling card capabilities;

  •
  long distance/inter-LATA data services such as frame relay and private line for large businesses; and

  •
  advanced communications services such as virtual private networks and web hosting.

        Our service offerings can be categorized into Retail Services and Wholesale/Carrier Services, each of which is discussed in more detail below.

  Retail Services—Preferred Advantage:

        As of December 31, 2002, we provided service, on a competitive retail basis, to about 432,000 customers, primarily small and medium-sized business customers in major metropolitan areas and in second- and third-tier markets in 25 states, and residential customers in second- and third-tier markets in 12 states. Since beginning sales activities in January 1994, we have increased our revenue from the sale of competitive telecommunications services from $4.6 million for the year ended December 31, 1994 to $992.1 million for the year ended December 31, 2002.

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

        We have interconnection agreements with Qwest Communications International Inc. ("Qwest") in all states where Qwest is the incumbent local telephone company, with SBC Communications Inc. (through its subsidiaries) in all states where Ameritech Corporation or Southwestern Bell Telephone Company is the incumbent local telephone company, and with Verizon (through its GTE entities) and BellSouth in certain states. These agreements allow us to purchase unbundled network elements to connect our switching equipment and facilities to customers, and to resell services of these entities. One of our goals is to serve as many customers as possible using primarily our own network facilities because we believe this will allow us greater ability to control network costs, meet our customer service goals and prepare for possible changes in the regulatory environment.

        As of December 31, 2002, we served 52% of our local service customers using our own switching facilities connected to an unbundled local loop network element purchased from an incumbent local telephone company; we served 33% of our local service customers using both local loops and local switching purchased as unbundled network elements from incumbent local telephone companies; and we served 15% of our local service customers through resale of incumbent carrier retail services. This distribution compares to 36%, 40% and 24%, respectively, at the end of 2001.

        We provide long-distance service in some areas by purchasing communications network capacity, in bulk, from national long-distance carriers, and routing our customers' long-distance traffic over this capacity. In many of our local footprint states, we carry most of our long-distance traffic on our own network facilities. Our integrated communications services are further delineated below.

        In November 2002, we launched McLeodUSA Preferred Advantage products and services for both business and residential customers, which is our simplified product portfolio consisting of a variety of products and service choices ranging from simple local, long distance and Internet packages to tailored solutions of advanced communications for larger business customers.

        Residential Preferred Advantage Services.    We offer end-user residential customers integrated local, long distance, Internet and optional services such as calling card and residential 800 services directly in 12 states within our footprint and expect to expand these offerings to 8 more states in 2003. Product availability and pricing varies by market. Preferred Advantage products for residential customers include:

  •
  a choice of three local service packages with a broad assortment of features;

  •
  six long distance package plans using buckets of minutes based on anticipated calling patterns;

  •
  dial-up Internet service; and

  •
  optional services such as voice mail, calling card, wire care, call restrictions, directory listing options, and toll-free numbers.

        Business Preferred Advantage Services.    In addition to residential services, we offer Preferred Advantage solutions for small to mid-size businesses, including the following:

  •
  a choice of five local service packages with a wide variety of features;

  •
  seven long distance package plans using buckets of minutes based on anticipated calling patterns;

  •
  three Internet service options (dial-up, broadband and high speed);

  •
  optional services including voice mail, calling card, wire care, call restrictions, directory listing options, hunting, conference calling, and other calling, features such as call forward busy/don't answer; and

  •
  flexible term and volume discount plans.

        Large Businesses/Major and Strategic Accounts Preferred Advantage Services.    McLeodUSA also serves large, major and strategic accounts that have more complex communications requirements via the Preferred Advantage "Toolkit" services which offer the ability to tailor customized solutions from a portfolio of services that include:

  •
  a choice of five local service packages with a wide variety of features;

  •
  seven long distance package plans using buckets of minutes based on anticipated calling patterns;

  •
  dedicated local Preferred Plan using T-1 and/or ISDN access connections;

  •
  three Internet service options (dial-up, broadband, high speed);

  •
  optional services including voice mail, calling card, wire care, call restrictions, directory listing options, hunting, conference calling, and other calling features such as call forward busy/don't answer;

  •
  inter/intrastate rate per minute plans for long distance;

  •
  enhanced 800 toll-free services;

  •
  frame relay and private line services;

  •
  web hosting and virtual private network services;

  •
  flexible term and volume discount plans; and

  •
  FX 800 connection services.

  Wholesale/Carrier Services:

        In addition to retail Preferred Advantage services, we provide a wide range of access, private line, network facilities and data services, as well as leased facilities to local and long-distance carriers, government agencies, wireless service providers, cable television companies and other carrier-class customers. These services generally include:

  •
  special access services between network facility centers, known as points-of-presence, or "POPs," that provide telecommunications lines that link the POPs of one long-distance carrier to POPs of other carriers in a market, allowing these POPs to exchange telecommunications traffic for transport to final destinations;

  •
  end-user special access services, that provide telecommunications lines that connect an end-user such as a large business to the local POP of its selected long-distance carrier;

  •
  long-distance carrier special access services that provide telecommunications lines that link a long-distance carrier POP to the incumbent local telephone company's local central office;

  •
  private line services that provide telecommunications lines that connect various locations of a customer's operation and are used to transmit voice, video and/or data traffic;

  •
  the sale and lease of network facilities; and

  •
  other carrier access services.

Sales, Marketing and Customer Service

        Direct sales personnel located in branch sales offices throughout our 25-state footprint conduct the majority of our sales of integrated communications services to business customers. We use telemarketers to sell these services to smaller business customers, including those located in areas that are geographically remote, and to residential customers. Sales activities in our branch sales offices are organized and managed by region.

        Our focus during 2002 was to realign our sales efforts to the most profitable, high potential markets based on the results of an extensive central office profitability analysis conducted in late 2001. We focused our sales and marketing efforts to target specific prospects and customers located in these markets, increasing our opportunity to grow profitable revenue for our business. In addition to physically locating our sales force in these locations, we have also matched our new advertising and direct marketing efforts to these targeted markets to enhance our opportunities for success. Detailed prospecting tools have been developed to identify high potential customer opportunities and increase sales force productivity. Finally, for 2003 we have added 250 central offices to the group of central offices where we are actively pursuing new sales. This has been done to expand our sales force's market opportunity, and is based on where our central office profitability studies have identified profitable revenue potential for our business.

        Our sales force is being trained to emphasize a customer-focused sales and service approach. For business field sales, we utilize a dedicated account representative who handles initial sales to new customers, and then assign an account team with responsibility to service and maintain the customer throughout their lifecycle with McLeodUSA. Our Customer Service Centers are available 24 hours a day, 7 days a week, and 365 days a year to handle issues and trouble resolution for all of our customers. We have streamlined this process, utilizing an Integrated Voice Response Unit, or "IVR," which allows customers to identify their needs with an automated menu, and transfer directly to a specialist trained to handle their specific needs. The IVR is designed to improve customer satisfaction on their first call by routing the customer to the person with the skills and tools needed to resolve a specific issue quickly and effectively. We believe this emphasis on a single point of contact for meeting customers' communications needs is very appealing to current and prospective customers. In 2003, we are embarking on an enhanced service model requiring employees who touch either our customers or our network to be StarQualitySM certified. The goal of this extensive training and certification program is to ensure the highest levels of quality service for our customers.

        We have also developed and installed customer-focused software for providing integrated communications services. This software allows us to provide our customers one fully-integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card services, and additional services when available. We believe that our customer-focused software platform is an important element in the marketing of our communications services and gives us a competitive advantage in the marketplace.

        Through an operating agreement with the Yell Group, as discussed under "Business—Chapter 11 Reorganization," we use telephone directories as advertising by including detailed product descriptions and information about our communications products in each directory. We believe these telephone directories provide us with a marketing presence in the millions of households and businesses that receive them. We also believe that the telephone directories provide a distinct competitive marketing advantage and strengthen our brand awareness.

        In January 2003, McLeodUSA launched a coordinated advertising campaign to ensure that McLeodUSA customers and prospects become fully aware of the advantages of doing business with us. We named the New York office of J. Walter Thompson to serve as agency of record for our advertising, and Protocol Marketing Group to manage all direct marketing programs related to our Preferred Advantage products. We also announced that we plan to spend approximately $18 million during 2003 on a fully-integrated advertising and direct marketing campaign, targeted to reach the high potential markets and prospects identified by our intensive research efforts. This plan is intended to help drive profitable revenue growth for our business during 2003 and increase the presence and awareness of McLeodUSA as an attractive, integrated communications service provider.

Employees

        As of December 31, 2002, McLeodUSA and its subsidiaries had approximately 3,700 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

Executive Officers

        The following is a list of our executive officers as of March 17, 2003, together with biographical summaries of their experience. The ages of the persons set forth below are as of December 31, 2002.

Name	Age	Position(s) with Company
Chris A. Davis	52	Chairman of the Board of Directors and Chief Executive Officer
Stephen C. Gray	44	President and Director
G. Kenneth Burckhardt	48	Executive Vice President and Chief Financial Officer and Director
Shawn W. Vick	40	Executive Vice President, Sales
Andreas Papanicolaou	53	Executive Vice President, Network Services
James E. Thompson	42	Group Vice President, General Counsel and Secretary

Chris A. Davis.    Ms. Davis has served as Chairman and Chief Executive Officer since April 2002. She joined McLeodUSA as Chief Operating and Financial Officer and a Director in August 2001. Before joining McLeodUSA, Ms. Davis was Executive Vice-President, Chief Financial and Administrative Officer for ONI Systems Corp., a leading optical networking equipment company. Previously she spent seven years, from 1993 to 2000, as Executive Vice-President and Chief Financial and Administrative Officer and a director at Gulfstream Aerospace Corporation. Before joining Gulfstream, Ms. Davis spent 17 years in increasingly senior operating and financial management positions at General Electric Company. She is a director of Cytec Industries, Inc., Wolverine Tube, Inc. and Rockwell Collins, Inc.

Stephen C. Gray.    Mr. Gray serves as President of McLeodUSA and has been an officer and a director of McLeodUSA since 1993. Prior to joining McLeodUSA, Mr. Gray served from August 1990 to September 1992 as Vice President of Business Services at MCI, where he was responsible for MCI's local access strategy and for marketing and sales support of the Business Markets division. From February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for Telecom*USA, where his responsibilities included sales, marketing, key contract negotiations and strategic acquisitions and combinations. From September 1986 to February 1988 Mr. Gray held a variety of management positions with Williams Telecommunications Company.

G. Kenneth Burckhardt.    Mr. Burckhardt joined McLeodUSA as Executive Vice President and Chief Financial Officer in April 2002. He was also named to the McLeodUSA Board of Directors in April 2002. Prior to joining McLeodUSA, Mr. Burckhardt was interim CFO at ONI Systems, a leading optical networking company, from August 2001 through February 2002 and Vice President—Finance from May 2000 through August 2001. From 1994 to 2000, he worked at Gulfstream Aerospace Corporation, most recently as Senior Vice President, Finance. From 1977 to 1994, he held various financial management positions at General Electric Company.

Shawn W. Vick.    Mr. Vick joined McLeodUSA as Executive Vice President, Sales in August 2002. He was previously Senior Vice President of International Sales at Bombardier Aerospace. Prior to Bombardier, Mr. Vick held increasingly senior sales executive positions at Gulfstream Aerospace from 1994 through 2000, most recently as Vice President—North American Sales.

Andreas Papanicolaou.    Mr. Papanicolaou joined McLeodUSA in August 2002. He was previously with Lucent Technologies where he was the general manager of optical network management beginning in October 2000. Prior to that, from 1997 to mid-2000, he was President of Lucent Digital Video, a Lucent venture that was later sold profitably by Lucent. Prior to Lucent Technologies, Mr. Papanicolaou spent more than 8 years at AT&T as product manager of services and in network planning. He started his career in 1976 at Bell Laboratories where he worked on several projects that helped the telecommunications industry transition from analog to digital technology. For that work he was recognized with the 81st Bell Labs Fellow Award in 1991.

James E. Thompson.    Mr. Thompson joined McLeodUSA in December 2002 after nearly eight years (1995 to 2002) with Alticor Inc., parent company of Amway Corporation, where he was Associate General Counsel, International Legal. He was also Chief Legal Officer for the Alticor business unit responsible for mergers and acquisitions, joint ventures and strategic alliances. Prior to Alticor, he was an attorney with Jones, Day, Reavis & Pogue from May 1987 to February 1995 in its Brussels, Belgium and Washington, D.C. offices.

Chapter 11 Reorganization

        In connection with a change in our business strategy, during 2002 we down-sized our operations, streamlined and improved our business processes, and identified and divested non-core assets. We evaluated our capital structure and on January 31, 2002, McLeodUSA Incorporated, the parent company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, or the "Bankruptcy Court." On April 16, 2002, McLeodUSA Incorporated emerged from the Bankruptcy Court proceedings pursuant to the terms of its amended plan of reorganization, or the "Plan," which became effective on that date. The general unsecured creditors of McLeodUSA, except for the holders of all of its outstanding notes, were unaffected by the Chapter 11 proceedings and the Plan. As used in this Form 10-K, the term "Predecessor McLeodUSA" refers to McLeodUSA and its operations prior to April 17, 2002.

        Recapitalization.    The Plan resulted in the following changes to our capital structure:

  •
  The elimination of approximately $3 billion of indebtedness, including accrued interest, represented by the following notes: 10 1/2% Senior Discount Notes, 9 1/4% Senior Notes, 8 3/8% Senior Notes, 9 1/2% Senior Notes, 8 1/8% Senior Notes, 12% Senior Notes, 11 1/2% Senior Notes and 11 3/8% Senior Notes, or collectively, the "Notes";

  •
  In exchange for the cancellation of the Notes and the unpaid interest thereon, the bondholders received their pro rata share of (1) $670 million in cash, (2) 10,000,000 shares of Series A Preferred Stock, which is convertible into 15% of Class A Common Stock on a fully diluted basis as of the effective date of the Plan after giving effect to the Plan and conversion of the Class B Common Stock and Class C Common Stock (but prior to the exercise of the warrants) and (3) 5-year warrants to purchase 22,159,091 shares of Class A Common Stock for $30 million;

  •
  The investment by two funds affiliated with Forstmann Little & Co., or "Forstmann Little", of $175 million in exchange for (1) 74,027,764 shares of Class A Common Stock, (2) 5-year warrants to purchase 22,159,091 shares of Class A Common Stock for $30 million and (3) 10 shares of Series B Preferred Stock;

  •
  The conversion of Predecessor McLeodUSA Series D Preferred Stock and Predecessor McLeodUSA Series E Preferred Stock, held by Forstmann Little, into 78,203,135 shares of Class B Common Stock and 35,546,879 shares of Class C Common Stock, respectively; and

  •
  The conversion of Predecessor McLeodUSA Series A Preferred Stock into 33,696,559 shares of Class A Common Stock.

        The Plan also provided for the distribution of a portion of Class A Common Stock to holders of Predecessor McLeodUSA Class A Common Stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve of 18,000,000 shares of Class A Common Stock pending resolution of securities claims against McLeodUSA associated with putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of McLeodUSA Class A Common Stock to record holders of Predecessor McLeodUSA Common Stock as of April 5, 2002, the distribution record date under the Plan. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of Predecessor McLeodUSA Common Stock may be entitled to additional distributions of Class A Common Stock from the 18,000,000 shares held in the disputed claims reserve.

        Fresh-Start Accounting.    As of April 17, 2002, we implemented fresh-start accounting under the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Under SOP 90-7, the reorganization equity value of McLeodUSA was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity. In conformity with fresh-start accounting principles, we recorded a $1.5 billion reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $1.15 billion estimated reorganized equity value as of April 16, 2002. We also recorded a $2.4 billion gain on the cancellation of debt on April 16, 2002 pursuant to the Plan. For a more detailed discussion of SOP 90-7 and fresh-start accounting, see Item 8. "Financial Statements and Supplementary Data" in this Form 10-K.

        Divestitures.    Our refocused business strategy and the Plan resulted in divestitures of approximately $1 billion of non-core assets in 2002 as follows:

  •
  Illinois Consolidated Telephone Company: On December 31, 2002, we completed the sale of Illinois Consolidated Telephone Company and certain related telecommunication businesses to Homebase Acquisition Corp. for $271 million less the assumption of $20 million of debt resulting in gross proceeds of approximately $251 million. In connection with the transaction, McLeodUSA entered into a series of operating agreements with Homebase Acquisition Corp. and Illinois Consolidated Telephone Company pursuant to which the parties will continue to provide services, such as wholesale long-distance, telemarketing and fulfillment, and operator services.

    Pursuant to the terms of the Plan, $225 million of the net proceeds from the sale of Illinois Consolidated Telephone Company were used to reduce the Term A and Term B loans under McLeodUSA's Credit Agreement, dated as of May 31, 2000, among McLeodUSA, various Lenders and The Chase Manhattan Bank, as Agent, as amended. We retained the balance of the proceeds, after fees and expenses.

  •
  Dakota Community Telephone, Inc.: On September 30, 2002, we completed the sale of our non-core operations in South Dakota and certain non-core overbuild competitive local exchange carrier and cable television operations in South Dakota, southwestern Minnesota and northwestern Iowa to PrairieWave Communications, Inc. for approximately $84 million.

  •
  Greene County Partners, Inc.: On August 20, 2002, we completed the sale of our interest in the cable television service provider for $16 million in cash and a note receivable of $3 million.

  •
  Pubco: On April 16, 2002, we completed the sale of McLeodUSA Media Group, Inc. and its subsidiaries, or collectively "Pubco", to Yell Group Limited for $600 million in cash. In connection with the transaction, we entered into a multi-year Publishing, Branding and Operating Agreement with Yellow Book, a subsidiary of Yell Group, which, among other things, provides for the continued publishing of telephone directories under the McLeodUSA brand. The proceeds received from the sale were used to pay the holders of the Notes.

  •
  CapRock Services Corp.: On April 8, 2002, we sold our subsidiary, IWL Communications, Incorporated d/b/a CapRock Services Corp., for $21 million in cash.

  •
  McLeodUSA Integrated Business Systems, Inc.: On January 24, 2002, McLeodUSA Integrated Business Systems, Inc., a subsidiary of McLeodUSA, sold certain of the assets used in its telecommunications customer premise equipment business in the metropolitan areas of Minneapolis, Minnesota; Cedar Rapids, Des Moines, Dubuque and Waterloo, Iowa; and Denver, Colorado, as well as the data provider business conducted by Integrated Business Systems under the name "DataNet," to Inter-Tel Technologies, Inc. for $8 million plus the assumption of certain liabilities. The sale excluded the telecommunications customer premise equipment business conducted in Illinois.

        For a more detailed discussion of the financial impact to McLeodUSA of the above divestitures, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

Telecommunications Industry

        The Federal Communications Commission, or the "FCC," estimates that the aggregate U.S. telecommunications revenues, including local, long-distance, private line, data telecommunications and wireless services, were approximately $303 billion in 2001. Of that total, local services generated over $132 billion (over 43%), toll services generated approximately $94 billion and wireless services accounted for over $76 billion of revenues in 2001. The communications industry is undergoing substantial changes due to macroeconomic, regulatory, and technological developments, changes in the competitive landscape, and restructuring in the industry.

        The market for local exchange services consists of a number of distinct service components, including: switched local calling services (including local usage and various features provided by the central office switch); local private line services (in which a transmission path between fixed points is dedicated to the use of a particular customer); and local network access services (in which various local network components are used to originate or terminate a long-distance call). Other related services include operator services, Internet access, calling cards, publication of "white page" and "yellow page" telephone directories and the sale of business telephone equipment.

        Historically, the market for local exchange service has been dominated by incumbent local telephone companies, each of which was the monopoly provider of these services for its service area. In addition to numerous independent and smaller incumbent local telephone companies, there are now four large local telephone companies—SBC, Qwest, BellSouth and Verizon. These large local telephone companies are referred to as "RBOCs" (Regional Bell Operating Companies). The RBOCs have the authority to provide local telephone service, local access service, toll service within LATAs, and other services, but are required by the Telecommunications Act of 1996 to demonstrate on a state-by-state basis that certain competitive conditions have been met before being allowed to provide long distance service between LATAs in each state in which the RBOC is the dominant incumbent local telephone company. The RBOCs have done so in 37 states and the District of Columbia, including 16 out of the 25 states in our local service footprint. In addition, rulings in five additional states, including four within our footprint, are expected by mid-April. We expect the RBOCs to be successful in obtaining authority to offer long distance service in the remaining states in the future. The RBOCs have generally gained long-distance market share after obtaining such authority.

        The Telecommunications Act of 1996 substantially expanded opportunities to compete with incumbent local telephone companies by eliminating state legal prohibitions on competition and requiring large incumbent local telephone companies to allow other providers (competitive local telephone companies) to purchase elements of the incumbent's network in order to offer service to end-users. The Telecommunications Act of 1996 also requires all telecommunications companies to allow other telecommunications providers to interconnect with their communications facilities and equipment on reasonable, non-discriminatory terms. In addition, incumbent local telephone companies are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Incumbent local telephone companies are also required to allow competitors nondiscriminatory access to poles, conduit space and other rights-of-way. A number of states have taken additional regulatory and legislative action to open local communications markets to competition.

        As a result of these and other developments, competitive local telephone companies have gained significant market share since the enactment of the Telecommunications Act of 1996. According to the FCC, as of June 2002, competitive local telephone companies provided 21.6 million, or 11.4% of the approximately 189 million in-service local telephone lines used by end-users, representing 10% growth in competitive local telephone company market size during the first six months of 2002. About 29% of these lines are served over local loop facilities owned by the competitive local telephone companies.

        As noted above, as a result of regulatory changes the RBOCs are now permitted to offer long distance services once it has been demonstrated that certain competitive conditions have been met. This is increasing customer expectations that their telecommunications providers will be able to offer them a complete package of services (local, long distance, voice and data). These regulatory changes are causing interexchange carriers to include local services in their product offering. There also continue to be emerging new technologies which introduce or enhance products or help the industry lower costs. Currently, these are not expected to fundamentally change the structure of the industry. Some emerging fixed wireless technologies may in the future reduce the industry's dependence on the RBOC copper loops for the last mile to the customer, but these developments are not expected to significantly impact the current competitive environment in the short term.

        The FCC estimates that high-speed (200 kbps or more in at least one direction) data lines connecting homes and businesses to the Internet increased by 27% during the first half of 2002, to a total of 16.2 million lines (or wireless channels) in service.

Competition

        The communications services industry is highly competitive. McLeodUSA faces intense competition in all of our markets. Our local exchange business competes with incumbent local telephone companies, which currently dominate their respective local telecommunications markets and in some cases have done so for more than a century. Our largest local service competitors, the RBOCs, have gained approval to offer long distance services in a majority of the states in our 25-state footprint and we expect that eventually they will no longer be prohibited from providing long distance services in any state. Our long-distance services also compete with the services of hundreds of other companies in the long-distance marketplace in most states. AT&T, WorldCom (including its MCI group) and Sprint currently dominate the long-distance market. The RBOCs have become important long-distance competitors in many states and we expect them to become major competitors in each state as they gain approval to enter the long-distance markets in remaining states in which they presently lack such authority. Our local and long-distance services also compete with the services of other competitive local telephone companies in many markets.

        Other competitors may include cable television providers, providers of communications network facilities dedicated to particular customers, microwave and satellite carriers, wireless telecommunications providers, private networks owned by large end-users, municipalities, electrical utilities and telecommunications management companies. Increasingly, McLeodUSA is subject to competition from Internet telephony and other Internet Protocol-based voice telecommunications service providers, which are currently subject to substantially less regulation than competitive and incumbent local telephone companies. Many of our existing and potential competitors have financial and other resources far greater than ours.

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

Regulation

        Our services are subject to federal, state and local regulation. In addition to industry specific regulation (such as FCC regulation of our telephone businesses), municipalities and other local government agencies regulate limited aspects of our business, such as use of government owned rights of way, construction permits and building codes. The following description covers some of the major regulations affecting us, but there are numerous other areas of regulation which influence our business.

        The FCC has jurisdiction over our telecommunications facilities and services to the extent they are used to provide, originate or terminate interstate or international telecommunications. State regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate telecommunications. Local governments may require McLeodUSA to obtain licenses, permits or franchises regulating use of public rights-of-way necessary to install and operate our networks. In addition, the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC. Through our subsidiaries, we hold various federal and state regulatory authorizations. We often join other industry members in seeking regulatory reform at the federal and state levels to open additional telecommunications markets to competition, and to preserve existing pro-competitive conditions.

        The FCC classifies us as a non-dominant carrier, so our interstate and international rates are not subject to material federal regulation. We must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory, and must maintain geographically averaged interstate rates as required by federal law. The FCC limits the charges that McLeodUSA and other competitive local telephone companies can charge to long distance companies for access to their end-user customers. The FCC does impose prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations and on discontinuation of services. The FCC has the authority to condition, modify, cancel, terminate or revoke such licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for such violations.

        The FCC has established a "universal service" program that is supposed to ensure that affordable, quality telecommunications services are available to all Americans. The Telecommunications Act of 1996 sets forth policies and establishes certain standards in support of universal service, including that consumers in rural areas should have access to telecommunications and information services that are reasonably comparable in rates and other terms to those services provided in urban areas.

        McLeodUSA is required to make contributions to support federal and state universal service goals. Our contribution to federal universal service support programs is assessed against our interstate end-user telecommunications revenues. The contribution factor for the fourth quarter of 2002 is 7.2805%. McLeodUSA's contribution to state universal service programs is assessed against our intrastate revenues. Although many states are likely to adopt an assessment methodology similar to the federal methodology, states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. In 2002, we paid approximately $17.7 million to the federal program and approximately $4.5 million to state programs.

        Telephone companies are subject to limitations on the use of customer information the carrier acquires by virtue of providing telecommunications services. Protected information includes information related to the quantity, technical configuration, type, destination and the amount of use of services. A carrier may not use such information acquired through one of its service offerings to market certain other service offerings without the approval of the affected customers. These restrictions may affect the ability of McLeodUSA to market a variety of packaged services to existing customers.

        A customer may change its preferred long distance carrier at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as "slamming." The FCC has levied substantial fines for slamming and has increased the penalties for slamming, although no such fines have been assessed against us.

        The FCC is currently considering changes to its rules for telemarketing activities by telecommunications services providers. The FCC may propose rules requiring us to implement procedures to avoid calling individuals who have placed their names on a national do-not-call list, limiting our use of technologies that improve the efficiency of our telemarketing efforts or further limiting the hours in which we may place telemarketing calls. Though no specific rules have been proposed, the Federal Trade Commission ("FTC") has recently adopted consumer protection rules, including requirements prohibiting telemarketers from calling consumers listed on a newly established national do-not-call list and limiting the number of calls abandoned. While our common carrier activities are not subject to the FTC's jurisdiction in this regard, the FCC is required to adopt rules to coordinate its rules with those of the FTC. Rules such as these could reduce the effectiveness of our telemarketing efforts and result in additional customer acquisition costs.

        In addition to providing services as a regulated common carrier, through McLeodUSA Network Services, we provide certain competitive access services as a private carrier on a substantially non-regulated basis. In general, a private carrier is one that provides service to customers on an individually negotiated contractual basis, as opposed to a common carrier that provides service to the public on the basis of generally available rates, terms and conditions. Some of our operations are also subject to federal and state regulatory requirements, including, in some states, bonding requirements, due to our direct marketing, telemarketing and sale of prepaid calling cards.

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

        Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations.

        Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations which could have a material adverse effect on our business, results of operations and financial condition. Several state utility commissions have reviewed or are actively reviewing the propriety of certain agreements we entered into with Qwest, and these proceedings may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

        We are required to obtain construction permits and licenses or franchises to install and expand our fiber optic communications networks using rights-of-way. Some local governments, where we have installed or anticipate constructing networks, are proposing and enacting ordinances regulating use of rights-of-way and imposing various fees in connection with such use, including fees based on a percentage of certain revenues related to the use of the right-of-way. In some instances, we have negotiated interim agreements to authorize installation of facilities pending resolution of the fee issue. In some markets, we are objecting to or challenging various fees as improper under state or federal law. In many markets, the traditional local telephone companies do not pay rights-of-way fees or pay fees that are substantially less than ours. We must also negotiate and enter into franchise agreements with local governments in order to operate our video services networks.

        The Telecommunications Act of 1996 imposes a number of access and interconnection requirements on all local telephone companies, including competitive local telephone companies, with additional requirements imposed on incumbent local telephone companies. These requirements are intended to ensure access to certain networks under reasonable rates, terms and conditions. The FCC has adopted rules regulating the pricing of the leasing of each separate element of the incumbent local telephone company's network, known as unbundled network elements. The U.S. Supreme Court has upheld both the FCC's authority to adopt such pricing rules, and the specific pricing guidelines created by the FCC. In May 2002, however, a decision by the U.S. Court of Appeals for the District of Columbia overturned many of the FCC rules regarding which network elements must be separately made available, or unbundled, by the incumbent local telephone companies for lease by competitive local telephone companies.

        On February 20, 2003, the FCC announced a decision to revise its rules requiring the unbundling of network elements by the incumbent local telephone companies as part of its Triennial Review of the 1996 Telecom Act. Although a written order has not yet been issued, it appears that the new regulations limit the obligation of the incumbent local telephone companies to provide access to broadband network facilities. The new rules do not require incumbent local exchange carriers to make fiber-to-the-home loops or the increased transmission capacity that exists after the extension of fiber networks further into a neighborhood available as unbundled network elements to competitive service providers. Similarly, the FCC eliminated the requirement that line-sharing, where a competitive local telephone company offers high-speed Internet access over certain frequencies while the incumbent local telephone company provides voice telephone services over other frequencies using the same local loop, be available as an unbundled element.

        The FCC also eliminated its presumption that switching for business customers served by high-capacity loops, such as DS-1, must be unbundled to ensure competition. Instead, state utility commissions will have 90 days to determine based on market conditions that such switching must still be unbundled to preserve competition. The FCC also eliminated the current limited requirement for unbundling of packet switching. In addition, states will be required to consider within nine months of the order whether DS-switch ports should remain available as unbundled network elements.

        The new rules provide state utility commissions with an increased role in determining which individual elements must be unbundled in the markets they regulate. The state utility commissions are to make detailed assessments of the status of competition in the markets within their states to ensure that the unbundling requirements are applied in a manner consistent with the newly announced standard for determining which services are subject to mandatory unbundling. The FCC also apparently intends to open a Further Notice of Proposed Rulemaking seeking comment on whether the FCC should modify the pick-and-choose rule that permits requesting competitive local telephone companies to opt into individual portions of interconnection agreements without accepting all the terms and conditions of such agreements.

        The new rules are expected to be subject to court review, and legislation on the same matters covered in the rules is possible. The Chairman of the FCC has indicated that he believes that these new regulations do not comply with the requirements of the U.S. Court of Appeals' May 2002 decision. There can be no assurance that our businesses will not be adversely affected by the implementation of these new regulations, state utility commission actions based upon the new regulations, new legislation passed in response to the new regulations or any court decisions that result from a legal challenge to these regulations. In particular, to the extent that the FCC's limitation on access to fiber deployed in local loop facilities limits our ability to obtain unbundled local loops for use in serving our customers, our business could be adversely affected.

        Regulations applicable to our business are subject to the political process and have changed repeatedly over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation, or by court decisions.

Risk Factors

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by us or on our behalf whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements.

Financial Information Related to Our Post-Emergence Operations Is Limited

        Because we emerged from bankruptcy on April 16, 2002, and divested non-core assets in 2002, there is limited operating and financial data available from which to analyze our operating results and cash flows. As a result of fresh-start accounting, a comparison of information reflecting our results of operations and financial condition after our emergence from bankruptcy to prior periods may not be meaningful.

Executing Our Business Strategy Involves Substantial Risks

        There are substantial risks in implementing our business strategy, including:

  •
  difficulties arising from a slower economy, which has adversely affected demand for competitive telecommunications services and may delay revenue growth and the length of time required to achieve profitability and positive cash flow;

  •
  the chance for adverse regulatory, legislative and other governmental developments during the course of implementing our business strategy;

  •
  reputation issues related to our bankruptcy and our restructuring that increase the risk that we may lose or fail to attract customers;

  •
  potential difficulties in retaining quality management to execute our business strategy; and

  •
  we may not have sufficient capital to continue to invest in improved business systems to support a larger enterprise.

        One or more of these factors, individually or combined, could affect adversely our ability to conduct our operations.

Our Businesses Do Not Generate Positive Cash Flow

        Our operations consist primarily of our retail telecommunications business. To date, our retail telecommunication operations have not generated positive cash flow in any quarterly period. While the strategic initiatives we have undertaken to improve our business are designed to result in the telecommunication business eventually generating positive cash flow, there can be no assurance that these steps will be successful in the time and of the magnitude expected. Even if we achieve our targeted level of Earnings before Interest, Taxes, Depreciation and Amortization, or "EBITDA," we may continue generating negative cash from operations until fiscal 2005 as a result of capital expenditures and projected interest on the remaining amounts outstanding under the Credit Agreement dated as of May 31, 2000, among McLeodUSA Incorporated, the lenders party thereto, and JPMorgan Chase Bank, (the "Credit Agreement"). Retention of access to the amounts that remain available under the Credit Agreement, dated as of April 16, 2002, among McLeodUSA Incorporated, the lenders party thereto, and JPMorgan Chase Bank, as Agent, or the "Exit Facility," is critical in funding our future operations.

We Expect to Incur Significant Losses Over the Next Several Years

        If we do not become profitable in the future, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. McLeodUSA incurred a net loss applicable to its common shares of $204.9 million for the period April 17, 2002 to December 31, 2002. We expect to incur significant operating losses during the next several years. If we are unable to generate an operating profit in the future, there may be adverse consequences to our business.

We Have a Risk of Inadequate Liquidity

        Consummation of the Plan and the Third Amendment to the Credit Agreement impacted our post-restructuring liquidity position in the following manner:

  •
  as of the date the Plan was confirmed, April 5, 2002, the Exit Facility commitments were $110 million;

  •
  we are required to pay higher interest rates;

  •
  we divested Pubco, which had generated positive cash flow, and used the proceeds from the sale to pay the holders of the Notes;

  •
  we divested ICTC, which generated positive cash flow, and applied the first $225 million of the proceeds of that divestiture to the prepayment of term loans; and

  •
  after consummation of the Plan, our operations consist primarily of our existing retail competitive telecommunications service operations, which have not generated positive cash flow in any quarterly period.

        One or more of these factors, individually or combined, could adversely affect our ability to conduct our operations.

        Although Forstmann Little invested $175 million in connection with our reorganization, after payments to holders of the Notes, prepayments on the Credit Agreement, and fees and expenses related to the restructuring, we did not retain any proceeds from such investment.

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

Failure to Raise Necessary Capital Could Restrict Our Ability to Develop Our Network and Services

        There can be no assurance that our capital resources will be sufficient to enable us to achieve operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some of our plans or expenditures, which could harm our business and competitive position. We expect to meet our funding needs through various sources, including existing cash balances, our Exit Facility, vendor financing and cash flow from future operations. Our estimated aggregate capital expenditure requirements include the projected costs of:

  •
  completing our in-region fiber optic communications network and deploying network assets currently not in service;

  •
  activating and augmenting voice and data switches;

  •
  constructing, purchasing, developing or improving telecommunications assets in our target markets; and

  •
  improving the business infrastructure and systems to support a more efficient telecommunications company.

        We also require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations.

        The Credit Agreement and the Exit Facility each place restrictions on our ability to make capital expenditures and engage in acquisitions.

        We may meet any additional financial needs by issuing additional debt or equity securities or by borrowing funds under the Exit Facility. We cannot assure that we will have timely access to additional financing sources on acceptable terms. Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs are restricted under the terms of the Credit Agreement and the Exit Facility, and there can be no assurance that the lenders thereunder will waive these restrictions if we need additional financing beyond that permitted. If they do not, we may not be able to develop our markets, operations, facilities, network and services as we intend.

Risks Particular to Former Preferred Stockholders

        Holders of Predecessor McLeodUSA Preferred Stock who received shares of Class A, Class B and Class C Common Stock in our reorganization lost all rights associated with the Predecessor McLeodUSA Preferred Stock. The Predecessor McLeodUSA Preferred Stock obligated us to pay a certain amount of annual dividends. Current holders of our Class A, Class B and Class C Common Stock have no right to receive an annual payment of dividends. Moreover, cash dividend payments will continue to be prohibited under the terms of the Credit Agreement (other than in connection with certain employee benefit plans or to maintain certain licenses and franchises). Also, if we were to be liquidated, those who formerly held Predecessor McLeodUSA Preferred Stock would no longer be entitled to payment prior to holders of common stock.

Our Common Stock is Subject to Dilution

        The issuance of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock to the holders of Predecessor McLeodUSA Preferred Stock resulted in dilution of the equity interests of the holders of Predecessor McLeodUSA Class A Common Stock. In addition, the issuance of shares of Class A Common Stock or options to management and employees would result in additional dilution of the prior equity interests of the holders of the Class A Common Stock which could adversely affect the market price and the value of Class A Common Stock. Moreover, the exercise of the warrants to purchase Class A Common Stock would result in a further dilution of the prior equity interests of the holders of the Class A Common Stock. There can be no assurance that we will not need to issue additional equity securities in the future in order to execute our business plan if we do not achieve our projected results or for other reasons, which could lead to further dilution to holders of the Class A Common Stock.

Our Class A Common Stock and Series A Preferred Stock Could Be Volatile, Increasing the Risk of Loss to Holders

        The market price of our Class A Common Stock and Series A Preferred Stock could be subject to significant fluctuations in response to various factors and events, including the depth and liquidity of the trading market for our Class A Common Stock and Series A Preferred Stock, changes in regulatory environment and variations in our operating results. In addition, in recent years the stock market in general, and the telecommunications sector in particular, have experienced broad price and volume fluctuations that have often been unrelated to the operating performance of the companies. Broad market fluctuations may also adversely affect the market price of our Class A Common Stock.

Risk of NASDAQ Delisting Our Common Stock

        McLeodUSA is required to meet certain requirements to ensure continued listing on the NASDAQ SmallCap Market. One of these requirements is that common stock listed on the SmallCap Market maintain a minimum bid price of $1 per share. Following the SEC's approval on March 11, 2003 of amendments to NASDAQ listing requirements, NASDAQ currently allows for an initial grace period of 180 calendar days for companies to comply with the minimum bid price requirement, with a second 180 calendar day grace period granted to companies that demonstrate compliance with any one of three NASDAQ SmallCap core listing standards during the initial grace period, and an additional 90 calendar day grace period granted to companies that meet any one of the core listing standards during the second grace period. McLeodUSA's second grace period to comply with the $1.00 minimum bid price per share requirement expires on June 1, 2003. Provided that McLeodUSA meets the applicable qualifying requirements, we would intend to continue our listing on the NASDAQ SmallCap Market under the additional 90 day grace period if required, and under any further extensions should they become available and be required. Failure to comply with other quantitative and qualitative listing criteria of the NASDAQ SmallCap Market could also result in the delisting of our common stock. In the event NASDAQ delists our common stock, we may seek an alternative exchange or market list for our common stock. A delisting from the NASDAQ SmallCap Market may adversely affect the liquidity and market price of our common stock.

The Warrants for McLeodUSA Class A Common Stock Will Not Be Listed and May Have Limited Liquidity

        We have not and do not intend to list the warrants to purchase shares of Class A Common Stock on the NASDAQ Stock Market or any national securities exchange. This may make the warrants illiquid and adversely affect the ability of holders thereof to sell warrants.

Adverse Treatment of Cancellation of Debt Income and Net Operating Losses May Adversely Impact Our Financial Position

        We realized substantial cancellation of debt, or "COD," income as a result of the implementation of the Plan. Because we were a debtor in a bankruptcy case at the time we realized the COD income, we are not required to include such COD income in our taxable income for federal income tax purposes. Instead, we will be required to reduce certain of our tax attributes by the amount of COD income so excluded. We believe that all of the parent company's net operating loss carryovers, or "NOLs," will be eliminated and certain of our other tax attributes (including alternative minimum tax credit carryovers and the tax basis of certain property we own) will be reduced or eliminated, as a result of COD income being excluded pursuant to the Plan. Some of the tax attributes of our subsidiaries would be reduced or eliminated if it is determined that such reductions must be applied on a consolidated group basis rather than on a separate company basis.

        An "ownership change" (as defined in Internal Revenue Code Section 382 ("Section 382")) occurred with respect to our stock in connection with the Plan. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation's stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit our future ability to utilize any remaining NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. Our ability and that of our subsidiaries to utilize new NOLs arising after the ownership change will not be affected.

        A bankruptcy exception to the general Section 382 limitations may apply because our historic stockholders and creditors holding "qualified indebtedness" (as defined for purposes of Section 382) prior to the implementation of the Plan own at least 50% of our stock (by vote and value) after its implementation. Under this exception, our ability to utilize our pre-change NOLs would not be limited as described above, but the amount of our pre-change NOLs would be reduced by the amount of interest paid or accrued, during the current and immediately preceding three years, on the Notes in respect of which New Series A Preferred Stock was issued. The NOL adjustment for interest expense would be made prior to the tax attribute reductions described above. Under this exception, if we incur a second ownership change within two years of the change incurred as a result of the Plan, we would be unable to use any of our pre-change NOLs. We believe we qualify for the bankruptcy exception, and are analyzing whether it would be advantageous to have it apply or to elect for it not to apply.

Our Dependence on the RBOCs to Provide Many of Our Communications Services Could Make It Harder for Us to Offer Our Services at a Profit

        We depend on the RBOCs to provide many elements of our service. At the same time, the RBOCs are our largest local service competitors, and are rapidly becoming major competitors in long distance markets. Today, without using the unbundled network elements of these companies, we could not provide bundled local and long distance services to most of our customers. Because of this dependence, our communications services are highly susceptible to changes in the conditions for access to these facilities and to possible inadequate service quality provided by the RBOCs. Therefore, we may have difficulty offering our services on a profitable and competitive basis.

        Qwest Communications International Inc. (successor to U S WEST Communications, Inc.) and SBC Communications Inc. (including its wholly-owned subsidiaries Ameritech Corporation and Southwestern Bell Telephone Company) are our primary suppliers of network elements and communications services that allow us to transfer and connect calls. The communications facilities of our suppliers allow us to provide local service, long distance service and private lines dedicated to our customers' use. If these RBOCs or other companies are able to deny or limit our access to their communications network elements or wholesale services, we may not be able to offer our communications services at profitable rates.

        In order to interconnect our network equipment and other communications facilities to network elements controlled by the RBOCs, we must first negotiate and enter into interconnection agreements with them. Interconnection obligations imposed on the RBOCs by the Telecommunications Act of 1996 have been and continue to be subject to a variety of legal proceedings, including an upcoming FCC proceeding that proposes eliminating our ability to opt into portions of existing interconnection agreements, the outcome of which could affect our ability to obtain interconnection agreements on acceptable terms. There can be no assurance that we will succeed in obtaining interconnection agreements on terms that would permit us to offer local services using our own communications network facilities at profitable and competitive rates. See "Business—Regulation" and "Legal Proceedings."

Actions by the RBOCs May Make it More Difficult for Us to Offer Our Communications Services

        The RBOCs have pursued and continue to pursue measures before the Federal Communications Commission, the Congress, state public utility commissions, and state legislatures that may make it more difficult for us to offer our communications services. These efforts may result in regulatory changes that prevent or deter us from using their services or network elements. If the RBOCs withdraw or limit our access to services or charge us extraordinary fees or high prices relative to retail rates in any location, we may not be able to offer communications services in those locations, which would harm our business.

        We anticipate that the RBOCs will continue to pursue litigation, regulations and legislation in states within our target market area to reduce regulatory oversight over their rates and operations. If adopted, these initiatives could make it more difficult for us to challenge RBOC actions in the future, which could adversely affect our business.

        The RBOCs are also actively pursuing federal legislative and regulatory initiatives and litigation that could have the effect of decreasing the benefits to us of the provisions in the Telecommunications Act of 1996 intended to open local markets to competition, and that could increase the competition that we face from the RBOCs in data services, including by limiting the RBOCs' obligations to provide access to their facilities. If successful, these initiatives could make it more difficult for us to compete with the RBOCs and to offer services on a profitable and competitive basis.

        As discussed at its meeting on February 20, 2003 revising its rules requiring the unbundling of network elements by the incumbent local telephone companies, the FCC has apparently granted some of the relief requested by the RBOCs. The new regulations are expected to limit the obligation of the incumbent local telephone companies to provide access to broadband network facilities and to eliminate the requirement that line-sharing be available as an unbundled element. See "Business—Regulation" and "Legal Proceedings".

RBOCs' Being Allowed to Offer Bundled Local and Long Distance Services in Our Markets Could Cause Us to Lose Customers and Revenue and Could Make It More Difficult for Us to Enter New Markets

        Before being allowed to provide long distance services to customers in a state where it has been the dominant local telephone company, an RBOC is required to show compliance on a state-by-state basis that certain competitive conditions set forth in the Telecommunications Act of 1996 have been met. The RBOCs have successfully showed compliance in many states, and within our 25 state footprint the RBOC has been granted authority to provide long distance service in 16 states. We expect the RBOCs to be successful in obtaining authority to offer long distance service in the remaining states in the future. After obtaining authorization to provide interLATA services within a state, the RBOCs have generally been successful in gaining significant market share for such services. In addition, the ability of the RBOCs to expand their service offerings enhances their competitive position for local and other services.

        As a result of their obtaining long distance authority, the RBOCs could cause us to lose customers and revenues and make it more difficult for us to compete in those markets. We expect that the RBOCs will be permitted to offer interLATA services throughout the United States. As the RBOCs are allowed to offer in-region interLATA services in an increasing number of states, we will find it increasingly difficult to compete with them.

Intense Competition in the Communications Services May Adversely Impact our Competitive and Financial Position

        We face intense competition in all of our markets. This competition could result in loss of customers and lower revenue for us. It could also make it more difficult for us to enter new markets. Entrenched, traditional local telephone companies, including Qwest Communications International Inc., SBC Communications Inc., BellSouth and Verizon, currently dominate their local communications markets and are gaining long distance market share in many states. We rely on them to provide our services and they are increasingly providing long-distance and other integrated communications services. Three major competitors, AT&T, WorldCom (including its MCI group) and Sprint, dominate the long distance market, in which the RBOCs are increasingly gaining market share. Hundreds of other companies also compete in the long distance marketplace. Many companies, including AT&T, WorldCom and Sprint, also compete in the local and long distance marketplace. While we own a substantial amount of switching and transmission facilities, and are expanding our local networks, we must rely on the purchase of facilities from AT&T, WorldCom, Sprint and others to provide long distance services. Thus, our ability to compete is partially dependent on the willingness of our larger competitors and others to make available to us on favorable terms switching and transmission facilities or capacity.

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

        These and other firms may enter, and in some cases have entered, the markets where we focus our sales efforts, which may create downward pressure on the prices for our services and negatively affect our returns. Many of our existing and potential competitors have financial and other resources far greater than ours. In addition, the trend toward mergers and strategic alliances in the communications industry may strengthen some of our competitors and could put us at a significant competitive disadvantage. See "Business—Competition."

Developments in the Wireless Telecommunications Industry Could Make It More Difficult for Us to Compete

        The wireless telecommunications industry is experiencing increasing competition and significant technological change. Wireless Internet services, high speed data services and other more advanced wireless services are also gaining in popularity. These developments may make it more difficult for us to gain and maintain our share of the communications market, which may facilitate the migration of wireline usage to wireless services. We currently do not offer wireless services in our bundle of offered services. We could face additional competition from users of new wireless technologies including, but not limited to, currently unlicensed spectrum.

        Many of the wireless carriers have financial and other resources far greater than ours and have more experience testing and deploying new or improved products and services. Moreover, telecommunications carriers that offer both wireless and landline telecommunications services can offer bundled services that may be more attractive to our customers than landline offerings alone. Mobile wireless is also "cannibalizing" long distance minutes and local landline installations. In addition, several wireless competitors operate or plan to operate wireless telecommunications systems that encompass most of the United States, which could give them a significant competitive advantage.

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

The Loss of Key Personnel Could Weaken Our Technical and Operational Expertise, Hinder the Development of Our Markets and Lower the Quality of Our Service

        For various reasons, including our filing of the Chapter 11 case, we may not be able to retain experienced and innovative personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could cause us to make less successful strategic decisions, which could hinder the development of our markets. We could also be less prepared for technological or marketing problems, which could reduce our ability to serve our customers and lower the quality of our services. As a result, our financial condition could be adversely affected.

        Chris A. Davis, our Chairman and Chief Executive Officer, Stephen C. Gray, our President, and G. Kenneth Burckhardt, Executive Vice President and Chief Financial Officer, each play an important role within our company. Loss of these senior executives or other members of senior management could adversely affect our financial condition.

Our Bankruptcy and the Financial Difficulties of Other Competitive Communications Providers Could Adversely Affect Our Image and Our Financial Results

        The effect, if any, which our bankruptcy proceedings may have on our future operations cannot be accurately predicted or quantified. Many other competitive local exchange carriers, long distance carriers and other communications providers have also experienced substantial financial difficulties over the past year. These financial difficulties may diminish our ability to obtain further capital and may adversely affect the willingness of potential customers to purchase their communications services from us. They may also create network risk to the extent that supplies of long distance carriers with whom we do business are adversely affected.

Election Not to be Subject to Section 203 May Make Us More Vulnerable to Takeovers

        The Plan and the terms of our agreement with Forstmann Little required that we opt out of the provisions of Section 203 of the Delaware General Corporation Law in order to complete the restructuring. The election to eliminate the protection provided by Section 203 of the Delaware General Corporation Law may make us more vulnerable to takeovers without giving us the ability to prohibit or delay such takeovers as effectively.

Failure to Obtain and Maintain Necessary Permits and Rights-of-Way Could Delay Installation of Our Networks and Interfere with Our Operations

        To obtain access to rights-of-way needed to install, operate and maintain our fiber optic cable and other network elements, we must manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties. The failure to obtain or maintain any rights-of-way could interfere with our operations, delay any network expansion and adversely affect our business. For example, if we lose access to a right-of-way, we may need to spend significant sums to remove and relocate our facilities.

Government Regulation May Increase Our Cost of Providing Services, Slow Our Network Construction and Subject Our Services to Additional Competitive Pressures

        Our facilities and services are subject to federal, state and local regulations. The time and expense of complying with these regulations could slow down our network construction, increase our costs of providing services and subject us to additional competitive pressures. One of the primary purposes of the Telecommunications Act of 1996 was to open the local telephone services market to competition. While this has presented us with opportunities to enter local telephone markets, it also provides important benefits to the RBOCs, such as the ability, under specified conditions, to provide long distance service to customers in their respective regions. In addition, we need to obtain and maintain licenses, permits and other regulatory approvals in connection with some of our services. Any of the following could adversely affect our business:

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

        Regulatory developments have enhanced the ability of other companies to compete against us, including by providing the RBOCs with increased pricing flexibility for many services, decreasing the RBOCs' access charges, decreasing the requirements for unbundling of network elements, and altering the manner in which local telephone services are supported by other services.

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

        Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. Several state utility commissions have reviewed or are reviewing the propriety of certain agreements we entered into with Qwest. State utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations, which could have a material adverse effect on our business, results of operations and financial condition. See "Business—Regulation" and "Legal Proceedings."

        The legislative and regulatory environment in which we operate continues to undergo significant changes. Many of the developments discussed herein are subject to further legislative and regulatory actions as well as litigation and court review. There can be no assurance that our business will not be adversely affected by future legislation, regulation or court decisions.

ITEM 2.    PROPERTIES.

        Our headquarters are located in Cedar Rapids, Iowa, on 287 acres we own and on which we have developed an office complex known as McLeodUSA Technology Park. The buildings consist of a two-story, 320,000-square-foot office building which also houses telephone switching and computer equipment and a 36,000-square-foot maintenance building and warehouse.

        We also conduct business activities at many other locations, either leased or owned. These include facilities located throughout our 25-state footprint used in connection with the construction and operation of our network. Our locations also include approximately 140 sales offices in our 25-state footprint as of December 31, 2002. The following are the principal facilities at which we have business operations:

  •
  27,000 square feet of office space in Houston, Texas, under a lease expiring in June 2003;

  •
  41,560 square feet of office space in Springfield, Missouri, under a lease expiring in 2007; and

  •
  163,000 square feet of office space in Tulsa, Oklahoma, which serves as the headquarters for our network operations, under a lease expiring in 2007.

        As we continue to implement our business strategy, we are selectively divesting ourselves of real estate that is no longer necessary to our operations.

ITEM 3.    LEGAL PROCEEDINGS.

        On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. ("CapRock") pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock. Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000. The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act. Consolidated with these claims are allegations that CapRock's June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act. The named defendants in these lawsuits include CapRock and certain of its officers and directors. The plaintiffs in the lawsuits seek monetary damages and other relief. On September 25, 2002, the Court denied Defendants' motion to dismiss. While discovery has been limited and a final evaluation cannot be made at this point, McLeodUSA believes these lawsuits are without merit and is vigorously defending against them.

        Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (E.D. Iowa) (the "Iowa Class Action"). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action. McLeodUSA has indemnification obligations running to the Individual Defendants. One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and, together with the Iowa Class Action, the "Securities Claims"). As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

        On January 31, 2002, McLeodUSA Incorporated filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 11 of the United States Bankruptcy Code, Case No. 02-10288 (Delaware Bankruptcy). The Plan was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002. Information relating to the bankruptcy proceedings was previously reported by McLeodUSA on its Current Report on Form 8-K filed on February 14, 2002 and on its Current Report on Form 8-K filed on April 22, 2002.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs. McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs' actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its dispute with the RBOCs.

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR MCLEODUSA'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Effective September 30, 2002, the listing of our Class A Common Stock and Series A Preferred Stock moved from the NASDAQ National Market to the NASDAQ SmallCap Market. McLeodUSA's Class A Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "MCLD." McLeodUSA's Class B Common Stock and Class C Common Stock are neither registered under the Securities Act of 1933 nor publicly traded.

        Predecessor McLeodUSA.    The following table sets forth for the periods indicated the high and low sales price per share of Predecessor McLeodUSA Class A Common Stock as reported by the NASDAQ National Market. The prices per share of the Predecessor McLeodUSA Class A Common Stock have not been adjusted to reflect the exchange that occurred upon our emergence from bankruptcy.

	High	Low
2001
First Quarter	$22.563	$8.250
Second Quarter	$10.290	$2.180
Third Quarter	$4.590	$0.270
Fourth Quarter	$1.100	$0.270
2002
First Quarter, through January 31, 2002	$0.38	$0.15

        On January 31, 2002, the trading of Predecessor McLeodUSA Class A Common Stock on the NASDAQ National Market was halted. The last reported sale price of Predecessor McLeodUSA Class A Common Stock was $0.18 per share. Due to our reorganization under Chapter 11, we do not believe that the historical stock prices of Predecessor McLeodUSA are indicative of the future performance of our common stock.

        McLeodUSA Class A Common Stock.    McLeodUSA Class A Common Stock commenced trading on the NASDAQ National Market on April 18, 2002. The following table sets forth for the periods indicated the high and low sales price per share of McLeodUSA Class A Common Stock as reported by the NASDAQ National Market or the NASDAQ SmallCap Market, as applicable.

	High	Low
2002
Second Quarter, beginning April 18, 2002	$1.53	$0.31
Third Quarter	$0.66	$0.25
Fourth Quarter	$1.10	$0.25

        On March 17, 2003, there were 3,517 holders of record of our Class A Common Stock, two holders of record of our Class B Common Stock and one holder of record of our Class C Common Stock, all $.01 par value per share.

Dividend Policy

        We have never declared or paid any cash dividends on Predecessor McLeodUSA Class A Common Stock or McLeodUSA Class A, Class B or Class C Common Stock and do not anticipate paying these dividends in the foreseeable future. The Credit Agreement and the Exit Facility as well as the terms of the Series A Preferred Stock restrict our ability to pay cash dividends on our common stock. Future dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions in financing agreements and such other factors as our Board of Directors may deem relevant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Securities Authorized for Issuance under Equity Compensation Plans

        The following table presents certain information about our equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding the securities reflected in the first column)
Equity compensation plans approved by security holders	47,591,604	$1.11	17,582,193
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	47,591,604	$1.11	17,582,193

ITEM 6.    SELECTED FINANCIAL DATA.

        In connection with our reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and Illinois Consolidated Telephone Company and associated businesses. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, the Selected Consolidated Financial Data of McLeodUSA below reflects these businesses and other businesses that were sold as discontinued operations. The financial information presented for 1998 through 2001 is unaudited. For a more detailed discussion of SFAS 144 and the basis of presentation of McLeodUSA's financial statements, see Item 8. "Financial Statements and Supplementary Data" in this Form 10-K.

        The adoption of fresh start accounting as of April 16, 2002 materially changed the amounts previously recorded in the consolidated financial statements. Due to the requirements of SOP 90-7, the financial results for April 17 to December 31, 2002 have been separately presented under the label "Reorganized McLeodUSA."

Selected Consolidated Financial Data of McLeodUSA
(In millions, except per share data)

	Predecessor McLeodUSA					Reorganized McLeodUSA
	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	January 1 - April 16, 2002	April 17 - December 31, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations Statement:
Revenue	$333.6	$536.0	$948.2	$1,276.4	$311.4	$680.7
Operating Expenses
Cost of service (exclusive of depreciation expense shown separately below)	220.3	315.2	600.7	845.7	211.2	410.3
Selling, general and administrative	151.0	245.1	384.8	470.3	108.9	240.4
Depreciation and amortization	64.2	136.9	343.9	538.2	126.3	217.9
Reorganization, net	—	—	—	—	1,596.8	—
Restructuring, asset impairment and other charges (adjustment)	5.6	—	—	2,942.1	(6.8)	(0.1)

Total operating expenses	441.1	697.2	1,329.4	4,796.3	2,036.4	868.5

Operating Loss	(107.5)	(161.2)	(381.2)	(3,519.9)	(1,725.0)	(187.8)
Interest expense, net	(49.4)	(90.3)	(102.3)	(241.2)	(33.2)	(30.8)
Other income (expense)	2.0	5.3	(24.5)	109.8	2.0	(0.5)
Gain on cancellation of debt	—	—	—	—	2,372.8	—

(Loss) income before discontinued operations	(154.9)	(246.2)	(508.0)	(3,651.3)	616.6	(219.1)
Income from discontinued operations	30.0	25.9	30.7	51.5	167.1	17.7

Net (loss) income	(124.9)	(220.3)	(477.3)	(3,599.8)	783.7	(201.4)
Gain on exchange of Preferred Stock	—	—	—	851.2	—	—
Preferred stock dividend	—	(17.7)	(54.4)	(45.9)	(4.8)	(3.5)

(Loss) income applicable to common shares	$(124.9)	$(238.0)	$(531.7)	$(2,794.5)	$778.9	$(204.9)

Basic and diluted (loss) income per common share:
(Loss) income before discontinued operations	$(0.41)	$(0.60)	$(1.01)	$(4.59)	$0.97	$(0.80)
Discontinued operations	0.08	0.06	0.06	0.08	0.27	0.06

(Loss) income per common share	$(0.33)	$(0.54)	$(0.95)	$(4.51)	$1.24	$(0.74)

Weighted average common shares outstanding	376.8	443.1	558.4	620.3	627.7	276.3

	Predecessor McLeodUSA				Reorganized McLeodUSA
	December 31,
					April 17, 2002	December 31, 2002
	1998	1999	2000	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Balance Sheet Data:
Current assets (excluding assets held for sale)	679.8	1,405.0	362.3	322.0	312.1	289.9
Assets held for sale	392.7	757.9	880.0	760.1	440.5	11.1
Working capital (deficit)	835.3	1,821.7	370.5	(2,520.9)	367.7	22.4
Property and equipment, net	507.2	1,028.5	2,704.9	2,459.0	1,281.6	1,203.1
Total assets	1,925.2	4,203.1	7,357.0	4,755.1	2,548.3	2,000.3
Long-term debt	1,203.0	1,730.0	2,709.4	945.5	943.8	704.9
Redeemable convertible preferred stock	—	1,000.0	1,000.0	156.1	169.1	172.6
Stockholder's equity	462.8	1,108.5	2,756.1	27.0	980.7	775.8
	Predecessor McLeodUSA					Reorganized McLeodUSA
	Year ended December 31,
					January 1 to April 16, 2002	April 17 to December 31, 2002
	1998	1999	2000	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Other Financial Data:
Capital expenditures
Property, plant and equipment	$270.2	$478.8	$1,138.3	$631.2	$37.2	$88.0
Business acquisitions	$32.8	$531.3	$2,293.8	$43.5	$—	$—

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

Overview

        McLeodUSA derives most of its revenue from its core competitive telecommunications and related communications services. These services include local and long-distance services; dial-up and dedicated Internet access services; high-speed /broadband Internet access services using DSL, cable modems, and dedicated T1 access; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer's use; and value-added services such as virtual private networks and web hosting.

        During the period from January 31, 2002 to April 16, 2002, McLeodUSA operated as a debtor-in-possession. The consolidated financial statements during the period from January 31, 2002 to April 16, 2002, the effective date of the Plan, have been prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). McLeodUSA adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The consolidated statement of operations for the period January 1, 2002 to April 16, 2002 separately discloses expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after the filing of the voluntary petition for relief under Chapter 11 by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law. See Note 3 to the consolidated financial statements for further discussion of the emergence from bankruptcy.

        Upon emergence from bankruptcy, McLeodUSA implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of McLeodUSA was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity. McLeodUSA recorded a $1.5 billion reorganization charge to adjust the historical carrying value of its assets and liabilities to fair market value reflecting the allocation of McLeodUSA's $1.15 billion estimated reorganized equity value as of April 16, 2002. McLeodUSA also recorded a $2.4 billion gain on the cancellation of debt on April 16, 2002, pursuant to the Plan.

        For the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002, the operating results of businesses sold have been reported as discontinued operations in the consolidated statements of operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        As a consequence of the reorganization occurring as of April 16, 2002, the financial results for the twelve months ended December 31, 2002 have been separately presented under the label "Predecessor McLeodUSA" for the period January 1, 2002 to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17, 2002 to December 31, 2002. For discussion purposes below, the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002 have been added together to compare to the twelve months ended December 31, 2001.

        We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our internal staffing, develop our systems and expand into new markets. We will continue to focus on increasing our customer base and bringing our customer base onto our network, along with improving our operating margins by grooming our network to deliver service in the most effective and efficient manner, as well as scaling back certain general and administrative functions. This approach has had a negative impact on our revenue growth, but we believe it will better leverage our existing assets to produce more profitable revenues.

        We may be forced to change our strategy to respond to a changing competitive regulatory environment and we cannot assure you that we will be able to maintain our operating margin. We cannot assure you that through our revised strategy we will be able to achieve or sustain profitability or positive cash flows.

SFAS 144, Re-Audit Requirement

        In connection with our reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC. In this Annual Report on Form 10-K, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with Generally Accepted Accounting Principles ("GAAP"), McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that they would be required to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit McLeodUSA has included in this Annual Report on Form 10-K supplemental unaudited financial schedules which reflect the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000. Therefore, McLeodUSA has not presented audited financial statements in this Annual Report of Form 10-K reflecting the impact of SFAS 144 for the years ended December 31, 2001 and 2000 in accordance with Regulation S-X. McLeodUSA has reviewed this alternative, including McLeodUSA's inclusion of the above-referenced supplemental unaudited financial schedules, with the SEC.

        In order for McLeodUSA to sell securities with a registration statement declared effective by the SEC, such registration statement must contain three years of audited financials. Should McLeodUSA elect to conduct a re-audit of 2001, or 2000 and 2001, in order to utilize such effective registration statements, McLeodUSA does not know if Deloitte & Touche would have any differences in opinion with the prior audit(s) conducted by Arthur Andersen. At this time McLeodUSA is aware of no material differences of opinion.

        Deloitte & Touche, subsequent to the filing of our third quarter Form 10-Q, engaged in further detailed factual review procedures related to certain Indefeasible Rights of Use ("IRU") transactions for which the Company recognized revenue during 2001. These procedures do not constitute an audit in accordance with auditing standards generally accepted in the United States of America. Based on these additional procedures, Deloitte & Touche has determined that they concur, in all material respects, with the conclusions reached by the Company with respect to revenue recognition associated with the specific IRU transactions reviewed.

Year Ended 2002 Compared with Year Ended 2001

        The following comparisons, as well as those for 2001 as compared to 2000, are based on the financial information presented in Item 6. "Selected Financial Data" as well as the Supplemental Unaudited Financial Schedules included in Item 8. "Financial Statements and Supplementary Data."

        Total revenues declined $284.3 million, or 22% from $1,276.4 million for the year ended December 31, 2001 to $992.1 million for the year ended December 31, 2002. Competitive telecommunications revenues contributed $271.2 million to this decline, which is primarily attributed to lower network facilities sales, including indefeasible rights of use agreements that qualified as sales type leases of $84.9 million, a decrease in long distance revenues of $78.4 million, principally caused by a reduced customer base and lower international long distance volume, and $88.0 million of revenues from Splitrock assets and Ruffalo Cody assets, sold January 24, 2002 and December 5, 2001, respectively.

        Cost of service totaled $621.5 million for the year ended December 31, 2002, a decrease of $224.2 million or 27% from 2001, primarily as a result of lower revenues. Gross margin improved to 37% in 2002 as compared to 34% in 2001, reflecting the benefit of network cost reduction initiatives and the continued migrations of customers onto our network.

        SG&A expenses declined by $121.0 million or 26% from $470.3 million for the year ended December 31, 2001 to $349.3 million for the year ended December 31, 2002. The primary reasons for the decline are the substantial headcount reductions and facilities consolidation undertaken as part of our comprehensive restructuring. The comprehensive restructuring resulted in a 15% reduction in headcount and the consolidation of facilities resulted in a reduction from eleven sizeable office facilities to three by the middle of 2002.

        Depreciation and amortization decreased by $194.0 million to $344.2 million for the year ended December 31, 2002. Amortization expense decreased by $151.3 million resulting from our adoption of SFAS 142, Accounting for Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002. SFAS 142 requires a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. The remaining decline is due to a reduction in our depreciable asset base for fresh-start fair value adjustments of approximately $1.2 billion upon our emergence from bankruptcy.

        In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization charges. Reorganization charges, net of $1,596.8 million during the year ended December 31, 2002, were comprised of professional fees of $57.5 million, severance of $0.9 million, the write-off of deferred financing fees and discounts on the Notes of $53.3 million and fresh-start fair market value adjustments of $1,485.1 million.

        In the third quarter of 2001, we recorded a restructuring charge in connection with our revised strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within our 25-state footprint. We recorded restructuring reserves at that time to provide for involuntary employee separations, facilities consolidations and other contractual commitments related to the abandoned national network and software development projects. During

2002, we recorded a reduction of those reserves of $22.7 million due to lower than anticipated costs related to employee separations and facility closure costs, as well as the negotiation of lower payments on contractual commitments. This reduction was partially offset by additional charges of $15.8 million, primarily for leased facilities that have been identified for termination and changes in assumptions based on current market information.

        Gross interest expense decreased from $357.9 million to $86.1 million for the periods ended December 31, 2001 and 2002, respectively, a decrease of $271.8 million. The reduction was primarily related to the cancellation of the Notes on the effective date of the Plan partially offset by reduced interest capitalization. Interest expense of $20.8 million and $106.6 million was capitalized as part of our construction of our fiber optic network during 2002 and 2001, respectively.

        As a result of our recapitalization, we recorded a gain on the cancellation of debt of $2.4 billion during 2002.

        Income from discontinued operations increased from $51.5 million for 2001 to $184.8 million for 2002 primarily attributed to the net gain recorded on the sale of businesses totaling $131.0 million during 2002.

Year Ended 2001 Compared with Year Ended 2000

        Total revenue increased by $328.2 million and 35% for the year ended December 31, 2001. Retail or end-user revenues increased by approximately $181 million or 25% due to the increase in our end-user customer base. Wholesale or carrier revenues increased by $165.2 million, or 83%. This increase in wholesale revenues is primarily attributed to the sale of network facilities of $84.8 million, including indefeasible rights of use agreements that qualify as sales type leases and an increase in access revenues earned from other carriers utilizing our network.

        Cost of services of $845.7 million increased $245.0 million, or 41% over the year ended December 31, 2000. The increase in costs is primarily attributed to the increased costs of local and long distance services purchased from the RBOCs and interexchange carriers to service our growth in end-users. Cost of service also includes the costs related to our network facilities sales. Our gross margins for 2001 deteriorated to 34% from 37% in 2000 due to a decline in long distance minutes and access rates from the prior year.

        Selling, general and administrative costs have increased from $384.8 million for the twelve months ended December 31, 2000 to $470.3 million for the twelve months ended December 31, 2001, an increase of $85.5 million. The incremental costs were related to additional resources to grow and support our end-user customer base and bad debt expense due to the general deterioration in the economy and telecommunications companies in particular. SG&A as a percentage of revenues decreased from approximately 40% in 2000 to 37% in 2001 principally due to reductions in personnel, the elimination of duplicative facilities during the year and other cost control measures implemented during the year.

        Depreciation and amortization expenses increased by $194.3 million from $343.9 million in 2000, to $538.2 million in 2001. The increase is due to additional amortization arising from intangibles associated with a December 2000 acquisition as well as a higher depreciable asset base as a result of increased assets placed in service.

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

        Included in the write down is approximately $2.1 billion in goodwill and other intangible assets which originated from numerous acquisitions. In addition, we reduced long-lived assets and construction work-in-progress by approximately $260 million to appropriately mark those assets to fair value. As a result of abandoning our plans for a national network, we decided to sell certain assets and other businesses that were no longer considered core strategic businesses.

        In addition to the operating assets above, we reduced other long-lived assets and construction work-in-progress by $313.0 million to reflect the net realizable value of certain non-core assets that we actively marketed and sold over the subsequent twelve months.

        Interest income decreased from $46.6 million to $10.1 million as a result of a lower investment balance during 2001.

        Gross interest expense increased from $213.9 million for the year ended December 31, 2000 to $357.9 million for 2001, a $144.0 million increase. The additional interest expense is primarily related to interest incurred on the 11 3/8% senior notes issued in January 2001 and the 12% and 11 1/2% senior notes assumed in a December 2000 acquisition. Additional increases resulted from borrowings under the Credit Agreement, partially offset by the retirement of senior notes in 2000. Interest expense of approximately $106.6 million and $65.0 million was capitalized as part of the construction of our fiber optic network during the year ended December 31, 2001 and 2000, respectively.

        Other income of $109.8 million in 2001 relates primarily to gains on sales of certain assets, primarily our PCS licenses and available-for-sale equity investments.

        Income from discontinued operations increased from $30.7 million for 2000 to $51.5 million for 2001 primarily attributed to the inclusion of CapRock Services, Corp., which was acquired in December 2000.

Liquidity and Capital Resources

        During 2001, in connection with our revised business strategy, we began to explore restructuring our capital structure. Any restructuring involving a payment to bondholders, other than regularly scheduled payments of principal and interest, required a majority consent under our Credit Agreement. In order to effect a restructuring, we entered into the Third Amendment to the Credit Agreement. Under the Third Amendment, the lenders under the Credit Agreement waived: (1) any bankruptcy and payment cross-defaults with respect to the Notes arising from the restructuring; (2) covenants restricting the sales of assets in order to allow the sale of Pubco pursuant to the restructuring, and the use of the $600 million of proceeds therefrom to make a payment to the bondholders; and (3) certain other covenants and other provisions of the Credit Agreement that would have restricted our ability to enter into various transactions necessary to consummate the restructuring. The Third Amendment contained certain modifications that became effective upon our consummation of the Plan, including, among other things, the modification of various financial covenants and the addition of a capital expenditure limitation, a 1% increase in the applicable rates of interest on the borrowings under the Credit Agreement and the establishment of certain prepayment premiums applicable to the Credit Agreement term loan repayments made in the first three years following the restructuring.

        In accordance with the Plan, the holders of our Notes received their pro rata share of (1) $670 million in cash, (2) 10,000,000 shares of Series A Preferred Stock and (3) 5-year warrants to purchase 22,159,091 shares of our Class A Common Stock for $30 million. Also upon the Effective Date of the Plan, approximately $3.0 billion of debt and related accrued interest were cancelled. The cancellation of the Notes substantially de-leveraged our balance sheet and eliminates quarterly interest expense of approximately $74 million. The Third Amendment also required a prepayment of $60 million on our Tranche A and Tranche B term loans (the "Term Loans") upon consummation of the Plan.

        As provided for in the Third Amendment to the Credit Agreement, we entered into the Exit Facility with a consortium of banks upon consummation of the Plan on April 16, 2002. The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, we have the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the Credit Agreement. As of December 31, 2002 no amounts had been drawn on the Exit Facility. However, we have standby letters of credit outstanding of $7.0 million which reduce our borrowing availability under the Exit Credit Facility.

        We are required to pay a commitment fee on the average daily unused balance of the Exit Facility at a rate ranging from 1/2% to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1/2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) LIBOR plus a margin ranging from 2.00% to 3.50%.

        The Exit Facility and the Credit Agreement include restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries. The Exit Facility and the Credit Agreement also limit our leverage ratio and require minimum levels of access lines in service, interest coverage and consolidated revenue. As of December 31, 2002, we were in compliance with all financial and operating covenants under the Exit Facility and the Credit Agreement. On March 14, 2003, the Company obtained a waiver from a majority of the participants in the Credit Agreement and Exit Facility of the provisions in the Credit Agreement and Exit Facility that required the Company to submit audited comparative financial statements.

        During the third quarter of 2002, we sold our interest in Greene County Partners, Inc., a cable service provider, for $16 million in cash and a $3 million note receivable. We also completed the sale of DTG, our non-core operations in South Dakota and certain non-core overbuild CLEC and cable television operations in South Dakota, southwestern Minnesota and northwestern Iowa, for approximately $84 million. Both the Credit Agreement and the Exit Facility allowed us to retain the proceeds from the sale of these non-core assets.

        On December 31, 2002, McLeodUSA completed the sale of ICTC and certain related telecommunication businesses to Homebase Acquisition Corp. for $271 million less the assumption of $20 million in debt resulting in gross proceeds of approximately $251 million. Pursuant to the terms of the Plan, $225 million of the net proceeds from the sale of ICTC were used to reduce the Term A and Term B loans under the Credit Agreement. We retained the balance of the proceeds after fees and expenses.

        We had $170.6 million of cash and cash equivalents at December 31, 2002. During 2002, proceeds from the sale of our non-core businesses as well as other non-core assets totaled approximately $1.1 billion. A portion of these funds, in addition to a portion of the $175 million Forstmann Little investment, was used to pay $670 million to the holders of our Notes and prepay $285 million on our Term Loans in accordance with the Third Amendment.

        Cash used in operating activities during 2002 was $110.7 million. Cash was used primarily to pay professional and bank fees associated with our reorganization of approximately $57.7 million and $91.6 million associated with restructuring liabilities, principally payments on contractual commitments.

        Our capital expenditures, including $21 million for discontinued operations, totaled approximately $146 million during 2002. Our capital expenditures have declined significantly from historical levels as a result of our revised business strategy to focus market growth within our 25-state footprint. Within our core footprint, our network infrastructure is largely in place and future capital expenditures will be primarily focused on migrations of customers from resale platforms onto our own network, augments to existing facilities, and improvements to business systems and processes.

        Cash used in financing activities of $790.0 million was primarily for the payment to the holders of the Notes of $670 million and $285 million to pay down the Term Loans. In accordance with the Plan, Forstmann Little invested $175 million in exchange for (1) 74,027,764 shares of McLeodUSA Class A Common Stock, (2) 5-year warrants to purchase 22,159,091 shares of Class A Common Stock for $30 million and (3) 10 shares of McLeodUSA Series B Preferred Stock.

        While our Chapter 11 case was pending, we did not declare the quarterly stock dividend on our Series A Preferred Stock which otherwise would have been payable on February 15, 2002. Dividends ceased to accrue by operation of law after the commencement of our Chapter 11 case on January 31, 2002. The Series A Preferred Stock and related accrued dividends were cancelled on the effective date of the Plan. The Series D and E Preferred Stock were also cancelled on the effective date of the Plan.

        We may meet any additional financial needs by issuing additional debt or equity securities or by borrowing funds under the Exit Facility. We cannot assure that we will have timely access to additional financing sources on acceptable terms. Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs is restricted by the terms of the Credit Agreement and Exit Facility.

        Failure to generate or raise sufficient funds may require us to delay or abandon some of our future plans or expenditures, which could have a material adverse effect on our business, results of operations or financial condition. Based on our business plan, capital requirements and growth projections, we expect to spend approximately $350 million on our planned capital expenditures over the next two years. Our estimated aggregate capital expenditures include the projected costs of completing current construction work-in-progress, augmenting existing capacity and meeting new customer requirements. The Credit Agreement and Exit Facility each restrict our ability to make capital expenditures in excess of $300 million annually in each of the years ending 2003-2005 and $350 million annually in each of the years 2006 and 2007.

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

        Our estimate of future capital requirements is a forward-looking statement within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as:

  •
  unforeseen delays;

  •
  cost overruns;

  •
  engineering design changes;

  •
  changes in demand for our services;

  •
  regulatory, technological or competitive developments; and

  •
  new opportunities.

        We also require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations.

        The following table sets forth our contractual obligations to make future payments at December 31, 2002 (in millions):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—
Credit Agreement	11.1	76.1	444.3	183.5	715.0
Capital lease and other long-term obligations	3.9	1.0	—	—	4.9
Operating leases	85.3	124.0	72.9	72.2	354.4

Total	$100.3	$201.1	$517.2	$255.7	$1,074.3

        The following shows our other contingent obligations at December 31, 2002 based on the expiration date of the commitment (in millions):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Standby letters of credit	1.7	1.9	6.6	0.4	10.6

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

        We have substantial investments in long-lived assets. In accordance with SFAS 144, whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable, we assess long-lived assets to be held and used for impairment. We recognize an impairment loss if the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. Changes in our estimates of undiscounted future cash could have an impact on our assessment as to whether an asset is impaired under SFAS 144. In addition, impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. For those assets which are considered impaired, the charge taken to write down the asset is determined by our estimate of the assets' fair value.

        We have a substantial investment in property and equipment. Our property and equipment consists of buildings, communications networks, furniture, fixtures and equipment, and networks in progress. Networks in progress includes construction costs, internal labor, overhead, and interest capitalized during the construction and installation of fiber optic networks as well as new and reusable parts to maintain those fiber optic networks. These costs are considered in progress until the networks become operational at which time the costs are reclassified as communications network assets. Our telecommunications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes in the estimated useful lives of these assets.

        We have substantial amounts of intangible assets. In accordance with SFAS 142, goodwill and intangibles with indefinite lives are not amortized but are reviewed at least annually for impairment. Impairment tests of goodwill are performed by comparing the current fair values of our reportable units containing goodwill balances to their carrying values. Changes in our estimates of fair value could have an impact on our assessment as to whether an asset is impaired under SFAS 142.

        Our revenue is derived primarily from business telephony services, including dedicated transport, local, switched, long distance, data, and high-speed Internet access services. Our customers are principally small and medium-sized businesses and residential customers in our 25-state footprint. Revenue for dedicated transport, data, Internet, and the majority of switched services exclusive of switched access is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period the services are provided.

        The revenue from indefeasible rights to use fiber optic telecommunications network facilities is recognized over the term of the related lease unless it qualifies as a sales type lease, on which revenue is recognized at the time the sale criteria in SFAS 66, Accounting for Sales of Real Estate, are met. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

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

        We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance when appropriate. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. McLeodUSA, as required by SOP 90-7, has implemented this statement as part of fresh-start reporting. SFAS 143 requires significant estimates regarding the timing and amounts to be paid for asset retirement obligations.

Effects of New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements Nos. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement, among other things, significantly limits the situations whereby the extinguishment of debt is treated as an extraordinary item in the statement of operations. McLeodUSA, as required by SOP 90-7, has implemented this statement as part of its fresh-start accounting. This statement requires reclassification of all prior period extraordinary items related to debt extinguishment. McLeodUSA recorded a gain of $2,372.8 million on April 16, 2002 in connection with the cancellation of the Notes. This gain has been recorded within other income in the consolidated statement of operations in accordance with SFAS 145.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and will be adopted when applicable.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123. The provisions of this statement are effective for fiscal years ending after December 15, 2002. McLeodUSA has adopted the required disclosure provisions as of December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Other ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of FIN 45 at December 31, 2002. We believe that FIN 45 will not have a significant impact, if any, on our financial position.

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        We have variable rate debt outstanding of $715.0 million under the Credit Agreement and Exit Facility at December 31, 2002. If market interest rates average 1% more in 2003 than the rates during the year ended December 31, 2002, interest expense would increase by $7.2 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the year and does not assume changes in our financial structure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements, including our consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders' equity, consolidated statements of cash flow, notes to our consolidated financial statements for the year ended December 31, 2002, together with a report thereon of Deloitte & Touche LLP, are attached hereto as pages F-1 through F-32.

        In addition, we have included for informational purposes supplemental unaudited financial schedules which reflect the impact of discontinued operations for the years ended December 31, 2001 and December 31, 2000 as pages F-33 through F-37.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On April 24, 2002, upon the recommendation of the Audit Committee of McLeodUSA Incorporated, the Board of Directors of McLeodUSA approved the dismissal of Arthur Andersen LLP ("Arthur Andersen") as McLeodUSA's independent auditors and the appointment of Deloitte & Touche LLP to serve as McLeodUSA's independent auditors for the year ending December 31, 2002. The appointment of Deloitte & Touche LLP became effective on April 25, 2002.

        Arthur Andersen's original report on McLeodUSA's consolidated financial statements for the year ended December 31, 2001 included a comment regarding McLeodUSA's ability to continue as a going concern as a result of McLeodUSA's plan of reorganization not being effective as of the date of Arthur Andersen's original report. Because McLeodUSA's plan of reorganization became effective on April 16, 2002, Arthur Andersen issued a revised report on McLeodUSA's consolidated financial statements for the year ended December 31, 2001 which removed the comment about McLeodUSA's ability to continue as a going concern. Arthur Andersen's report on McLeodUSA's consolidated financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion. Except as set forth above, such reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on McLeodUSA's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        McLeodUSA provided Arthur Andersen with a copy of the foregoing disclosures.

        During the years ended December 31, 2001 and 2000 and through April 25, 2002, McLeodUSA did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on McLeodUSA's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Reference is made to the information set forth under the captions "Election of Directors—Information as to Nominees and Continuing Directors" and "Executive Compensation and Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2003 (the "Proxy Statement"), which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. See "Business—Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION.

        Reference is made to the information set forth under the captions "Election of Directors—Directors' Compensation" and "Executive Compensation and Other Information" appearing in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Reference is made to the information set forth under the caption "Stock Ownership by Management and More Than 5% Stockholders" appearing in the Proxy Statement, which information is incorporated herein by reference. Information required by this item with respect to equity compensation plans is provided in Item 5 of this Form 10-K. See "Market For McLeodUSA's Common Stock and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Reference is made to the information set forth under the caption "Executive Compensation and Other Information—Certain Relationships and Related Transactions" appearing in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

        Evaluation of Disclosure Controls and Procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

        Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)(1)    The following consolidated financial statements of McLeodUSA and report of independent public accountants are included in Item 8 of this Form 10-K.

  Independent Auditors' Report

  Consolidated Balance Sheet of Reorganized McLeodUSA—December 31, 2002

  Consolidated Statements of Operations and Comprehensive Income (Loss)

    Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

    Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

  Consolidated Statements of Stockholders' Equity

    Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

    Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

  Consolidated Statements of Cash Flows

    Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

    Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

  Notes to the Consolidated Financial Statements

  Supplemental Unaudited Financial Schedules

    (a)(2)  The following financial statement schedule is filed as part of this report and is attached hereto as page S-1.

  Schedule II—Valuation and Qualifying Accounts for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002.

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
2.1
Agreement and Plan of Merger, dated as of January 7, 1999 among McLeodUSA Incorporated, Bravo Acquisition Corporation, Ovation Communications, Inc. and certain stockholders of Ovation Communications, Inc. (Filed as Exhibit 2.1 to Current Report on Form 8-K on January 14, 1999 and incorporated herein by reference).
2.2
Amended and Restated Agreement and Plan of Merger by and among McLeodUSA, Southside Acquisition Corporation, Splitrock Services, Inc., Splitrock Holdings, Inc., and Splitrock Merger Sub dated as of February 11, 2000 (Filed as Exhibit 2.1 to Registration Statement on Form S-4, File No. 333-95941, and incorporated herein by reference).
2.3
Agreement and Plan of Merger by and among McLeodUSA Incorporated, Cactus Acquisition Corp. and CapRock Communications Corp., dated as of October 2, 2000 (Filed as Exhibit 2.1 to the Current Report on Form 8-K of the CapRock Communications Corp., File No. 0-24581, filed on October 10, 2000 and incorporated herein by this reference).
2.4
Agreement and Plan of Merger by and among McLeodUSA, Iguana Acquisition Corporation and Intelispan, dated as of March 17, 2001 (Filed as Exhibit 2.1 to the Registration on Form S-4, File No. 333-59192, and incorporated herein by reference).
2.5
Stock Purchase Agreement, dated as of January 19, 2002, by and among McLeodUSA Holdings, Inc., Yell Group Limited, and McLeodUSA Incorporated (Filed as Exhibit 99.2 to Current Report on Form 8-K, (the "February 2002 Form 8-K") on February 14, 2002 and incorporated herein by reference).
2.6
First Amendment to Stock Purchase Agreement, by and among McLeodUSA Holdings, Inc., Yell Group Limited, Yellow Book/McLeod Holdings, Inc. and McLeodUSA Incorporated, dated as of April 16, 2002 (Filed as Exhibit 2.2 to Current Report on Form 8-K on May 1, 2002 and incorporated herein by reference).
2.7	First Amended Plan of Reorganization of McLeod USA Incorporated dated April 4, 2002 (Filed as Exhibit 2.2 to Current Report on Form 8-K on April 22, 2002 and incorporated herein by reference).
2.8
Acquisition Agreement, dated as of July 16, 2002, by and among McLeodUSA Telecommunications Services, Inc., McLeodUSA Holdings, Inc., McLeodUSA Integrated Business Systems, Inc., McLeodUSA Market Response, Inc. and Homebase Acquisition Corp. (Filed as Exhibit 2.1 to Current Report on Form 8-K on January 8, 2003 and incorporated herein by reference).
3.1
Second Amended and Restated Certificate of Incorporation of McLeodUSA Incorporated (Filed as Exhibit 3.1 to the Registration Statement on Form 8-A on April 15, 2002 (the "2002 Form 8-A") and incorporated herein by reference).
3.2	Certificate of Designation of the 2.5% Series A convertible preferred stock (Filed as Exhibit 3.3 to the 2002 Form 8-A and incorporated herein by reference).
3.3	Certificate of Designation of the Series B preferred stock (Filed as Exhibit 3.1 to Current Report on Form 8-K on April 22, 2002 and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws of McLeodUSA Incorporated, as amended (Filed as Exhibit 3.1 to the Current Report on Form 8-K on October 4, 2002 and incorporated herein by reference).
4.1	Form of 2.5% Series A preferred stock certificate (Filed as Exhibit 4.1 to the 2002 Form 8-A and incorporated herein by reference).
4.2
Credit Agreement dated as of May 31, 2000 (the "Senior Credit Agreement") among McLeodUSA, various Lenders and The Chase Manhattan Bank, as Agent (Filed as Exhibit 4.39 to the Quarterly Report on Form 10-Q on August 14, 2000 (the "August 2000 Form 10-Q") and incorporated herein by reference).
4.3
Form of Promissory Note under the Senior Credit Agreement dated as of May 31, 2000 among McLeodUSA, various Lenders and The Chase Manhattan Bank, as Agent (Filed as Exhibit 4.40 to the August 2000 Form 10-Q and incorporated herein by reference).
4.4
First Amendment dated as of December 7, 2000 to the Senior Credit Agreement (Filed as Exhibit 4.37 to the Annual Report on Form 10-K on March 30, 2001 (the "2000 Form 10-K") and incorporated herein by reference).
4.5	Second Amendment dated as of January 11, 2001 to the Senior Credit Agreement (Filed as Exhibit 4.37 to the 2000 Form 10-K and incorporated herein by reference).
4.6
Waiver dated as of August 29, 2001 to the Senior Credit Agreement (Filed as Exhibit 4.45 to the Quarterly Report on Form 10-Q on November 14, 2001 (the "November 2001 Form 10-Q") and incorporated herein by reference).
4.7
Third Amendment (including exhibits thereto) dated as of November 29, 2001, to the Senior Credit Agreement dated as of May 31, 2000, as amended, modified and supplemented pursuant to a First Amendment dated as of December 7, 2000, a Second Amendment dated as of January 11, 2001, and a Waiver dated as of August 29, 2001, among McLeodUSA Incorporated, the lenders parties thereto, JPMorgan Chase Bank as administrative agent and collateral agent, Salomon Smith Barney Inc. as syndication agent, and Bank of America, N.A. and Goldman Sachs Credit Partners L.P. as co-documentation agents (Filed as Exhibit 4.49 to Current Report on Form 8-K on December 7, 2001 and incorporated herein by reference).
4.8
Amended and Restated Purchase Agreement, dated as of January 30, 2002, by and among McLeodUSA Incorporated and the investor parties thereto (Filed as Exhibit 4.49 to the February 2002 Form 8-K and incorporated herein by reference).
4.9
Amended and Restated Lock-Up, Support, and Voting Agreement, dated as of January 30, 2002, by and among McLeodUSA Incorporated and the investor parties thereto (Filed as Exhibit 4.50 to the February 2002 Form 8-K and incorporated herein by reference).
4.10
Warrant Agreement between McLeodUSA and Wells Fargo Bank Minnesota, N.A., dated April 12, 2002 (Filed as Exhibit 4.2 to Current Report on Form 8-K on April 22, 2002 and incorporated herein by reference).
4.11
Credit Agreement, dated as of April 16, 2002 (the "Credit Agreement") among McLeodUSA Incorporated, the lenders party thereto, and JPMorgan Chase Bank, as Agent (Filed as Exhibit 4.1 to the Current Report on Form 8-K on April 22, 2002 and incorporated herein by reference).

4.12
Amendment, dated as of April 16, 2002, to the Amended and Restated Purchase Agreement, dated as of January 30, 2002, by and among McLeodUSA Incorporated and the investor parties thereto (Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q on August 14, 2002 (the "August 2002 Form 10-Q") and incorporated herein by reference).
4.13
Amended and Restated Pledge Agreement, dated as of April 16, 2002, among McLeodUSA Incorporated, certain subsidiaries of McLeodUSA Incorporated and JPMorgan Chase Bank. (Filed as Exhibit 4.2 to the August 2002 Form 10-Q and incorporated herein by reference).
4.14
Amended and Restated Subsidiary Guarantee Agreement, dated as of April 16, 2002, among McLeodUSA Holdings, Inc., certain subsidiaries of McLeodUSA Incorporated and JPMorgan Chase Bank. (Filed as Exhibit 4.3 to the August 2002 Form 10-Q and incorporated herein by reference).
4.15
Amended and Restated Security Agreement, dated as of April 16, 2002, among McLeodUSA Incorporated, certain subsidiaries of McLeodUSA Incorporated and JPMorgan Chase Bank. (Filed as Exhibit 4.4 to the August 2002 Form 10-Q and incorporated herein by reference).
4.16	Waiver dated as of June 27, 2002 to the Senior Credit Agreement dated as of May 31, 2000.
4.17	Waiver dated as of June 27, 2002 to the Credit Agreement dated as of April 16, 2002.
4.18	Waiver dated as of December 16, 2002 to the Senior Credit Agreement dated as of May 31, 2000 and the Credit Agreement dated as of April 16, 2002.
4.19	Waiver dated as of March 14, 2003 to the Senior Credit Agreement dated as of March 31, 2000 and the Credit Agreement dated as of April 16, 2002.
10.1*
Telecommunications Services Agreement dated March 14, 1994 between WilTel, Inc. and McLeod Telemanagement, Inc., as amended. (Filed as Exhibit 10.47 to Initial Form S-1 and incorporated herein by reference).
10.2	Form of Indemnity Agreement between McLeod, Inc. and certain officers and directors of McLeod, Inc. (Filed as Exhibit 10.57 to Initial Form S-1 and incorporated herein by reference).
10.3*
Amended and Restated Program Enrollment Terms dated November 1, 1996 between WorldCom Network Services, Inc. d/b/a WilTel and McLeod Telemanagement, Inc. (Filed as Exhibit 10.94 to Annual Report on Form 10-K/A on April 8, 1997 and incorporated herein by reference).
10.4
Supply Agreement dated February 26, 1990 and Amendment Number 4 to Supply Agreement dated January 4, 1999 between Alcatel USA Marketing, Inc. and McLeodUSA Incorporated. (Filed as Exhibit 10.51 to the Annual Report on Form 10-K on March 24, 1999 and incorporated herein by reference).
10.5
Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Clark E. McLeod. (Filed as Exhibit 99.2 to Current Report on Form 8-K on February 3, 2000 (the "February 2000 Form 8-K") and incorporated herein by reference).

10.6	Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Stephen C. Gray. (Filed as Exhibit 99.3 to the February 2000 Form 8-K and incorporated herein by reference).
10.7	Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Roy A. Wilkens. (Filed as Exhibit 99.4 to the February 2000 Form 8-K and incorporated herein by reference).
10.8*
Network Agreement dated November 24, 1999 between Alliant Energy Companies and McLeodUSA Telecommunications Services, Inc. (Filed as Exhibit 10.57 to the Annual Report on Form 10-K on March 30, 2000 and incorporated herein by reference).
10.9*
Cost Sharing National IRU Agreement effective April 26, 1999 by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to Splitrock's Registration Statement on Form S-1, File No. 333-97707, and incorporated herein by reference).
10.10*
First Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock (Filed as an exhibit to Splitrock's Registration Statement on Form S-1, File No. 333-97707, and incorporated herein by reference).
10.11*
Second Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, File No. 000-26827, filed with the Commission on May 15, 2000 and incorporated herein by reference).
10.12*
Third Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to Splitrock's Quarterly Report on Form 10-Q, File No. 000-26827, filed with the Commission on May 15, 2000 and incorporated herein by reference).
10.13
Fourth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to the August 2000 Form 10-Q and incorporated herein by reference).
10.14
Fifth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to the August 2000 Form 10-Q and incorporated herein by reference).
10.15
Sixth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to the Quarterly Report on Form 10-Q on November 13, 2000 and incorporated herein by reference).
10.16*
Seventh Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and Splitrock Services, Inc. (Filed as an exhibit to the Quarterly Report on Form 10-Q on November 13, 2000 and incorporated herein by reference).
10.17	McLeodUSA Incorporated 2002 Omnibus Equity Plan, (Filed as Appendix A to definitive Proxy Statement filed with the Commission on August 9, 2002 and incorporated herein by reference).
10.18*
Eighth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and McLeodUSA Information Services, Inc. (Filed as Exhibit 10.54 to the November 2001 Form 10-Q and incorporated herein by reference).

10.19	Offer letter to Chris Davis from McLeodUSA dated July 20, 2001 (Filed as Exhibit 10.59 to the November 2001 Form 10-Q and incorporated herein by reference).
10.20	Employment Agreement dated August 1, 2001 between McLeodUSA and Chris Davis (Filed as Exhibit 10.60 to the November 2001 Form 10-Q and incorporated herein by reference).
10.21	Form of Indemnification Agreement between McLeodUSA Incorporated and certain officers and directors of McLeodUSA (Filed as Exhibit 10.61 to the 2001 Form 10-K and incorporated herein by reference).
10.22	Employment Letter Agreement between McLeodUSA and G. Kenneth Burckhardt, dated April 13, 2002 (Filed as Exhibit 10.1 to the August 2002 Form 10-Q and incorporated herein by reference).
10.23
Agreement, dated September 19, 2002, between Qwest Corporation and McLeodUSA Telecommunications Services, Inc. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on November 14, 2002 (the "November 2002 Form 10-Q") and incorporated herein by reference).
10.24
Agreement, dated September 19, 2002 between Qwest Communications Corporation and McLeodUSA Telecommunications Services, Inc. (Filed as Exhibit 10.2 to the November 2002 Form 10-Q and incorporated herein by reference).
10.25	Employment Letter Agreement between McLeodUSA and Shawn Vick, dated July 8, 2002 (Filed as Exhibit 10.3 to the November 2002 Form 10-Q and incorporated herein by reference).
10.26	Employment Letter Agreement between McLeodUSA and Andreas Papanicolaou dated July 20, 2002 (Filed as Exhibit 10.4 to the November 2002 Form 10-Q and incorporated herein by reference).
21.1	Subsidiaries of McLeodUSA Incorporated.
23.1	Consent of Deloitte & Touche LLP.
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

(b)
Reports on Form 8-K.

        On October 4, 2002, we filed a Current Report on Form 8-K announcing an amendment to the Company's Second Amended and Restated Bylaws, the transfer of our Class A Common Stock and Series A Preferred Stock from the NASDAQ National Market to the NASDAQ SmallCap Market, the appointment of Daniel M. Snyder, the Chairman and Owner of the National Football League's Washington Redskins, to our Board of Directors and the completion of the sale of all of the outstanding common stock of McLeodUSA Community Telephone, Inc., McLeodUSA Telecom Development, Inc. and Dakota Community Telephone, Inc., and certain related assets, to PrairieWave Communications, Inc.

        On January 8, 2003, we filed a Current Report on Form 8-K announcing the completion of the sale of Illinois Consolidated Telephone Company and certain related telecommunications businesses to Consolidated Communications, Inc., a subsidiary of Consolidated Communications Holdings, Inc. (f/k/a Homebase Acquisition Corp.).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCLEODUSA INCORPORATED
March 31, 2003	By	/s/ CHRIS A. DAVIS Chris A. Davis Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN C. GRAY
Stephen C. Gray President and Director	March 31, 2003
/s/ G. KENNETH BURCKHARDT
G. Kenneth Burckhardt Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003
/s/ THEODORE J. FORSTMANN
Theodore J. Forstmann Director	March 31, 2003
/s/ THOMAS D. BELL, JR.
Thomas D. Bell, Jr. Director	March 31, 2003
/s/ EDWARD D. BREEN
Edward D. Breen Director	March 31, 2003
/s/ DALE F. FREY
Dale F. Frey Director	March 31, 2003

/s/ JEONG H. KIM
Jeong H. Kim Director	March 31, 2003
/s/ JAMES E. HOFFMAN
James E. Hoffman Director	March 31, 2003
/s/ FARID SULEMAN
Farid Suleman Director	March 31, 2003
/s/ PETER V. UEBERROTH
Peter V. Ueberroth Director	March 31, 2003
/s/ JUAN VILLALONGA
Juan Villalonga Director	March 31, 2003
/s/ JEFFREY D. BENJAMIN
Jeffrey D. Benjamin Director	March 31, 2003
/s/ THOMAS M. COLLINS
Thomas M. Collins Director	March 31, 2003
/s/ THOMAS H. LISTER
Thomas H. Lister Director	March 31, 2003
/s/ DANIEL M. SNYDER
Daniel M. Snyder Director	March 31, 2003

        I, Chris A. Davis, certify that:

        1.    I have reviewed this annual report on Form 10-K of McLeodUSA Incorporated;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        7.    The certifications set forth herein are being made within the context of, and subject to, the facts and circumstances set forth below in this item 7.

        On January 31, 2002, McLeodUSA Incorporated ("McLeodUSA" or the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). McLeodUSA's Plan of Reorganization, as amended, was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002.

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC. In this Annual Report on Form 10-K, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with GAAP, McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued

operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that Deloitte & Touche would be required to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit McLeodUSA has included in this Annual Report on Form 10-K supplemental unaudited financial schedules which reflect the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000. Therefore, McLeodUSA has not presented audited financial statements in this Annual Report of Form 10-K reflecting the impact of SFAS 144 for the years ended December 31, 2001 and 2000 in accordance with Regulation S-X. McLeodUSA has reviewed this alternative, including McLeodUSA's inclusion of the above-referenced supplemental unaudited financial schedules, with the SEC.

        In order for the Company to sell securities with a registration statement declared effective by the SEC, such registration statement must contain three years of audited financials. Should the Company elect to conduct a re-audit of 2001, or 2000 and 2001, in order to utilize such effective registration statements, the Company does not know if Deloitte & Touche would have any differences in opinion with the prior audit(s) conducted by Arthur Andersen. At this time the Company is aware of no material differences of opinion.

Date: March 31, 2003	/s/ CHRIS A. DAVIS Chris A. Davis Chief Executive Officer

        I, G. Kenneth Burckhardt, certify that:

        1.    I have reviewed this annual report on Form 10-K of McLeodUSA Incorporated;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        7.    The certifications set forth herein are being made within the context of, and subject to, the facts and circumstances set forth below in this item 7.

        On January 31, 2002, McLeodUSA Incorporated ("McLeodUSA" or the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). McLeodUSA's Plan of Reorganization, as amended, was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002.

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC. In this Annual Report on Form 10-K, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with GAAP, McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued

operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that Deloitte & Touche would be required to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit McLeodUSA has included in this Annual Report on Form 10-K supplemental unaudited financial schedules which reflect the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000. Therefore, McLeodUSA has not presented audited financial statements in this Annual Report of Form 10-K reflecting the impact of SFAS 144 for the years ended December 31, 2001 and 2000 in accordance with Regulation S-X. McLeodUSA has reviewed this alternative, including McLeodUSA's inclusion of the above-referenced supplemental unaudited financial schedules, with the SEC.

        In order for the Company to sell securities with a registration statement declared effective by the SEC, such registration statement must contain three years of audited financials. Should the Company elect to conduct a re-audit of 2001, or 2000 and 2001, in order to utilize such effective registration statements, the Company does not know if Deloitte & Touche would have any differences in opinion with the prior audit(s) conducted by Arthur Andersen. At this time the Company is aware of no material differences of opinion.

Date: March 31, 2003	/s/ G. KENNETH BURCKHARDT G. Kenneth Burckhardt Chief Financial Officer

McLEODUSA INCORPORATED AND SUBSIDIARIES
INDEX

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
McLeodUSA Incorporated
Cedar Rapids, Iowa

        We have audited the accompanying consolidated balance sheet of McLeodUSA Incorporated and subsidiaries (the "Company") as of December 31, 2002 (Reorganized Company balance sheet), and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the period from April 17, 2002 to December 31, 2002 (Reorganized Company operations) and the period from January 1, 2002 to April 16, 2002 (Predecessor Company operations). Our audits also included the financial statement, schedule as of December 31, 2002, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, on April 5, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on April 16, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4.

        In our opinion, the Reorganized Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the period from April 17, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2002 to April 16, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Dallas, Texas
February 19, 2003

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In millions, except share data)

Reorganized McLeodUSA December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$170.6
Trade receivables, net	93.1
Prepaid expense and other	26.2
Assets held for sale	11.1

Total current assets	301.0

Property and equipment
Land and buildings	72.9
Communications networks	816.0
Furniture, fixtures and equipment	181.3
Networks in progress	303.5

1,373.7
Less accumulated depreciation	170.6

1,203.1

Investments, intangibles and other assets
Goodwill	237.8
Other intangibles, net	234.5
Other	23.9

496.2

TOTAL ASSETS	$2,000.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$15.0
Accounts payable	71.1
Accrued payroll and payroll related expenses	23.6
Other accrued liabilities	152.8
Deferred revenue, current portion	9.8
Liabilities related to discontinued operations	6.3

Total current liabilities	278.6
Long-term debt less current maturities	704.9
Deferred revenue, less current portion	13.5
Other long-term liabilities	54.9

1,051.9

Redeemable convertible preferred stock
Reorganized McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued, 9,999,900 outstanding at December 31, 2002	172.6

172.6

Stockholders' equity
Reorganized McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 162,500,481 issued and outstanding at December 31, 2002	1.6
Reorganized McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at December 31, 2002	0.8
Reorganized McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at December 31, 2002	0.3
Reorganized McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at December 31, 2002	—
Reorganized McLeodUSA Warrants	22.6
Additional paid-in capital	951.9
Accumulated deficit	(201.4)

775.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,000.3

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data)

	Reorganized McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to December 31, 2002	January 1, 2002 to April 16, 2002
Revenues	$680.7	$311.4

Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	410.3	211.2
Selling, general and administrative	240.4	108.9
Depreciation and amortization	217.9	126.3
Reorganization charges, net	—	1,596.8
Restructuring adjustment	(0.1)	(6.8)

Total operating expenses	868.5	2,036.4

Operating loss	(187.8)	(1,725.0)

Nonoperating income (expense):
Interest income	0.9	0.4
Interest expense, net of amounts capitalized	(31.7)	(33.6)
Other (expense) income	(0.5)	2.0
Gain on the cancellation of debt	—	2,372.8

Total nonoperating (expense) income	(31.3)	2,341.6

(Loss) income before discontinued operations	(219.1)	616.6
Discontinued operations:
Income from discontinued operations (including net (losses) gains on disposals of ($17.3) and $148.3 for the periods April 17 to December 31 and January 1 to April 16, 2002, respectively)	17.7	167.1

Net (loss) income	(201.4)	783.7
Preferred stock dividend	(3.5)	(4.8)

Net (loss) income applicable to common shares	(204.9)	778.9

Basic and diluted (loss) income per common share:
(Loss) income before discontinued operations	$(0.80)	$0.97
Discontinued operations	0.06	0.27

(Loss) income per common share	$(0.74)	$1.24

Weighted average common shares outstanding	276.3	627.7

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	$—	$(2.1)
Less: reclassification adjustment for gains included in net income	—	3.2

Total other comprehensive income	—	1.1

Comprehensive (loss) income	$(201.4)	$784.8

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)

	Class A	Class B	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Total
Predecessor McLeodUSA
Balance January 1, 2002	$6.3	$—	$3,843.4	$(3,821.6)	$(1.1)	$27.0
Net income	—	—	—	783.7	—	783.7
Other comprehensive income	—	—	—	—	1.1	1.1
Preferred stock dividends	—	—	(4.8)	—	—	(4.8)
Reorganization adjustments	(6.3)	—	(3,838.6)	3,037.9	—	(807.0)

Balance April 16, 2002	$—	$—	$—	$—	$—	$—

	Class A	Class B	Class C	Preferred Series B	Warrants	Additional Paid-In Capital	Accumulated Deficit	Total
Reorganized McLeodUSA
Equity issued in reorganization	$1.6	$0.8	$0.3	$—	$22.6	$955.4	$—	$980.7
Net loss	—	—	—	—	—	—	(201.4)	(201.4)
Preferred stock dividends	—	—	—	—	—	(3.5)	—	(3.5)

Balance December 31, 2002	$1.6	$0.8	$0.3	$—	$22.6	$951.9	$(201.4)	$775.8

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Reorganized McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to December 31, 2002	January 1, 2002 to April 16, 2002
Cash Flows from Operating Activities
Net (loss) income before discontinued operations	$(219.1)	$616.6
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	173.2	108.6
Amortization	44.7	17.7
Accretion of interest	—	4.1
Loss (gain) on sale of assets	2.0	(6.4)
Non cash reorganization items	—	1,538.4
Gain on the cancellation of debt	—	(2,372.8)
Restructuring adjustment	(0.1)	(6.8)
Changes in assets and liabilities, net of dispositions:
Trade receivables	56.8	14.3
Inventory	3.3	0.9
Deferred expenses	(0.6)	—
Prepaid expenses and other	(8.4)	9.3
Accounts payable and accrued expenses	(37.0)	(43.3)
Deferred revenue	(7.2)	1.1

Net cash provided by (used in) operating activities	7.6	(118.3)

Cash Flows from Investing Activities
Purchases of property and equipment	(88.0)	(37.2)
Other assets	(39.2)	(16.5)
Sale of available for sale securities	—	2.0
Proceeds from the sale of assets	10.3	19.1
Proceeds from the sale of businesses	351.0	679.7

Net cash provided by investing activities	234.1	647.1

Cash Flows from Financing Activities
Payments on long-term debt	(230.7)	(734.3)
Investment by Forstmann Little	—	175.0

Net cash used in financing activities	(230.7)	(559.3)

Net increase (decrease) in cash and cash equivalents from continuing operations	11.0	(30.5)
Net cash provided by discontinued operations	21.4	31.6
Cash and cash equivalents
Beginning	138.2	137.1

Ending	$170.6	$138.2

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$38.2	$16.2

Supplemental Schedule of Noncash Investing and Financing Activities
Preferred stock dividends	$3.5	$4.8

Note received on sale of Greene County Partners, Inc.	$3.0	$—

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA

INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Nature of Business and Significant Accounting Policies

        Nature of Business:    McLeodUSA Incorporated ("McLeodUSA"), a Delaware corporation, through its subsidiaries, provides integrated communications services, including local services, primarily in 25 Midwest, Southwest, Northwest and Rocky Mountain states. McLeodUSA's business is highly competitive and is subject to various federal, state and local regulations.

        McLeodUSA derives its revenue from its core competitive telecommunications and related communications services. These services include local and long-distance services; dial-up Internet access services; high-speed/broadband Internet access services such as services using DSL, cable modems; and dedicated T1 access; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer's use; advanced communication services for larger customers; and value-added services such as virtual private networks and web hosting.

Basis of Presentation:

        The consolidated financial statements include those of McLeodUSA and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        During the period from January 31, 2002 to April 16, 2002, McLeodUSA operated as a debtor-in-possession. The consolidated financial statements during the period from January 31, 2002 to April 16, 2002, the effective date of the plan ("Effective Date"), have been prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). McLeodUSA adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The consolidated statement of operations for the period January 1, 2002 to April 16, 2002 separately discloses expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after filing by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law. See Note 3 for further discussion of the emergence from bankruptcy.

        Upon emergence from bankruptcy, McLeodUSA implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of McLeodUSA was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity. McLeodUSA recorded a $1.5 billion reorganization charge to adjust the historical carrying value of its assets and liabilities to fair market value reflecting the allocation of McLeodUSA's $1.15 billion estimated reorganized equity value as of April 16, 2002. McLeodUSA also recorded a $2.4 billion gain on the cancellation of debt on April 16, 2002, pursuant to the Plan. The adoption of fresh-start accounting as of April 16, 2002 materially changed the amounts previously recorded in the consolidated financial statements. As a consequence, the financial results have been separately presented under the label "Predecessor McLeodUSA" for the period January 1, 2002 to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17, 2002 to December 31, 2002.

        For the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the consolidated balance sheet. See Note 5 for further discussion of discontinued operations.

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

        Cash and cash equivalents:    McLeodUSA considers all highly liquid debt instruments purchased with a maturity generally of three months or less and all certificates of deposit to be cash equivalents.

        Property and equipment:    In accordance with the provisions of SOP 90-7, all property and equipment was recorded at its estimated fair value as of the Effective Date of the Plan. Assets acquired after April 17, 2002 are stated at historical cost. Networks in progress includes construction costs, internal labor, overhead and interest capitalized during the construction and installation of fiber optic networks as well as new and reusable parts to maintain those fiber optic networks. These costs are considered in progress until the networks become operational at which time the costs are reclassified as communications network assets. The provision for depreciation of property and equipment is recorded using the straight-line method based on the following estimated useful lives:

Years
Buildings	15-27
Communications networks	5-15
Furniture, fixtures and equipment	3-10

        Amortization on assets under capitalized leases is included in depreciation expense. McLeodUSA's telecommunications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes in the estimated useful lives of these assets.

        Impairment:    In accordance with SFAS 144, whenever events or changes in circumstances indicate that the carrying amount of its long-lived assets may not be recoverable, McLeodUSA evaluates long-lived assets to be held and used for impairment. McLeodUSA recognizes an impairment loss if the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Goodwill:    In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, ("SFAS 142"), the goodwill resulting from the allocation of the reorganization equity value is not amortized but reviewed at least annually for impairment.

        Other intangibles:    Other intangibles consist of customer lists, trademarks, and line installation costs incurred in the establishment of local access lines for customers. The customer lists are being amortized using the straight-line method over 33 to 60 months. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the expected service lives of residential and business customers. The trademarks of McLeodUSA and Primeline were determined to have indefinite lives and are not being amortized, but are reviewed at least annually for impairment.

        Income tax matters:    McLeodUSA recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance when appropriate (see Note 17). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Revenue recognition:    McLeodUSA's revenue is derived primarily from business telephony services, including dedicated transport, local, switched, long distance, data, and high-speed Internet access services. McLeodUSA's customers are principally small and medium-sized businesses and residential customers in its 25-state footprint. Revenue for dedicated transport, data, Internet, and the majority of switched services exclusive of switched access is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period the services are provided.

        The revenue from indefeasible rights to use fiber optic telecommunications network facilities is recognized over the term of the related lease unless it qualifies as a sales type lease, on which revenue is recognized at the time the sale criteria in SFAS 66, Accounting for Sales of Real Estate are met. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

        Key business suppliers:    Qwest Communications International, Inc. and SBC Communications, Inc. are McLeodUSA's primary suppliers of non-owned local central office switching and local lines.

        Stock options issued to employees:    At December 31, 2002, McLeodUSA has one stock-based employee compensation plan, which is more fully described in Note 11. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123 had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Reorganized McLeodUSA April 17 to December 31, 2002	Predecessor McLeodUSA January 1 to April 16, 2002
Net (loss) income applicable to common shares, as reported	$(204.9)	$778.9
Less: total stock-based employee compensation expense determined under fair value based methods	(13.1)	—

Pro forma net (loss) income applicable to common shares	(218.0)	$778.9

(Loss) earnings per share:
Basic and diluted, as reported	$(0.74)	$1.24

Basic and diluted, pro forma	$(0.79)	$1.24

        Basic and diluted loss per common share:    Loss per common share has been computed using the weighted average number of shares of common stock outstanding. All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants may become dilutive. Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been 417.6 million at December 31, 2002.

Note 2:    SFAS 144 Re-Audit Requirement

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and Illinois Consolidated Telephone Company and associated businesses ("ICTC"). In this Annual Report on Form 10-K, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods

January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with GAAP, McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly trade companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that they would be required to re-audit McLeodUSA's financial statements for the years ended December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit McLeodUSA has included in this Annual Report on Form 10-K supplemental unaudited financial schedules which reflect the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000. Therefore, McLeodUSA has not presented audited financial statements in this Annual Report of Form 10-K reflecting the impact of SFAS 144 for the years ended December 31, 2001 and 2000 in accordance with Regulation S-X. McLeodUSA has reviewed this alternative, including McLeodUSA's inclusion of the above-referenced supplemental unaudited financial schedules, with the SEC.

        In order for McLeodUSA to sell securities with a registration statement declared effective by the SEC, the registration statement must contain three years of audited financials. Should McLeodUSA elect to conduct a re-audit of 2001, or 2000 and 2001, in order to utilize such effective registration statements, McLeodUSA does not know if Deloitte & Touche would have any differences in opinion with the prior audit(s) conducted by Arthur Andersen. At this time, McLeodUSA is aware of no material differences of opinion.

        Deloitte & Touche, subsequent to the filing of our third quarter Form 10-Q, engaged in further detailed factual review procedures related to certain Indefeasible Rights of Use ("IRU") transactions for which the Company recognized revenue during 2001. These procedures do not constitute an audit in accordance with auditing standards generally accepted in the United States of America. Based on these additional procedures, Deloitte & Touche has determined that they concur, in all material respects, with the conclusions reached by the Company with respect to revenue recognition associated with the specific IRU transactions reviewed.

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

  •
  The elimination of approximately $3 billion of indebtedness, including accrued interest, represented by the Notes;

  •
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

  •
  The sale of Pubco to Yell Group Ltd. for $600 million;

  •
  The investment by two funds affiliated with Forstmann Little & Co. of $175 million in exchange for (1) 74,027,764 shares of Reorganized McLeodUSA Class A Common Stock, (2) 5-year warrants to purchase 22,159,091 shares of Reorganized McLeodUSA Class A Common Stock for $30 million and (3) 10 shares of Reorganized McLeodUSA Series B Preferred Stock;

  •
  The conversion of Predecessor McLeodUSA Series D Preferred Stock and Predecessor McLeodUSA Series E Preferred Stock, held by Forstmann Little, into 78,203,135 shares of Reorganized McLeodUSA Class B Common Stock and 35,546,879 shares of Reorganized McLeodUSA Class C Common Stock, respectively; and

  •
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

        The financial information for the parent company, McLeodUSA Incorporated, for the period January 1, 2002 to April 16, 2002 is as follows (in millions):

Condensed Statement of Operations
(Unaudited)

Predecessor Parent Company
January 1, 2002 to April 16, 2002
Operating expenses:
Selling, general and administrative	$8.7
Depreciation and amortization	5.1
Reorganization charges, net	1,596.8
Restructuring adjustment	(6.8)

Total operating expenses	1,603.8
Other operating income (expense):
Interest income	0.3
Interest expense, net of amounts capitalized	(33.3)
Gain on cancellation of debt	2,372.8
Other income	0.4
Equity in net losses of subsidiaries	(119.8)

Total other operating income	2,220.4

Income before discontinued operations	616.6
Income from discontinued operations	167.1

Net income	783.7
Preferred stock dividend	(4.8)

Net income applicable to common shares	$778.9

        Contractual interest was $93.6 million for the period January 1, 2002 to April 16, 2002. Contractual dividends were $8.9 million for the period January 1, 2002 to April 16, 2002.

Condensed Statement of Cash Flows
(Unaudited)

Predecessor Parent Company
January 1, 2002 to April 16, 2002
Cash Flows from Operating Activities
Net income before discontinued operations	$616.6
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	5.1
Accretion of interest on senior discount notes	4.1
Noncash reorganization items	1,538.4
Gain on cancellation of debt	(2,372.8)
Restructuring adjustment	(6.8)
Gain on the sale of assets	(0.4)
Equity in net losses of subsidiaries	119.8
Changes in assets and liabilities, net of dispositions:
Prepaid and other assets	6.5
Accounts payable and accrued expenses	8.3
Intercompany receivables	(73.5)

Net cash used in operating activities	(154.7)

Cash Flows from Investing Activities
Purchases of property and equipment	(0.6)
Proceeds from the sale of businesses and assets	679.7

Net cash provided by investing activities	679.1

Cash Flows from Financing Activities
Proceeds from Forstmann Little investment	175.0
Payments on long-term debt	(730.0)

Net cash used in financing activities	(555.0)

Net decrease in cash and cash equivalents from continuing operations	(30.6)
Net cash provided by discontinued operations	31.6
Cash and cash equivalents:
Beginning	120.2

Ending	$121.2

Reorganization charges, net:    Reorganization charges, net, are comprised of items incurred by McLeodUSA as a result of reorganization under Chapter 11 of the Bankruptcy Code. Charges for the period January 1, 2002 to April 16, 2002 consisted of the following (in millions):

Predecessor McLeodUSA
January 1, 2002 to April 16, 2002
Professional and bank fees	$57.5
Severance	0.9
Write-off of deferred financing fees and discounts	53.3
Fresh-start adjustments to fair value	1,485.1

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

        SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. In applying SOP 90-7, McLeodUSA had the value of its noncurrent and intangible assets appraised. The fresh-start adjustments were based on the allocation of the reorganization equity value to the noncurrent and intangible assets. A reconciliation of the adjustments recorded in connection with the debt restructuring, the adoption of fresh-start accounting, and the accounting for discontinued operations at April 16, 2002 is presented below (in millions):

	Predecessor McLeodUSA April 16, 2002	Debt Restructuring		Fresh-start Adjustments (g)	Discontinued Operations (h)	Reorganized McLeodUSA April 16, 2002
Assets
Current assets
Cash and cash equivalents	$696.1	$(555.0	)(a)(e)(f)	$—	$(2.9)	$138.2
Available-for-Sale Securities	0.6	—		—	—	0.6
Trade receivables, net	153.8	—		13.6	(17.6)	149.8
Inventory	14.7	—		—	(8.1)	6.6
Prepaid expense and other	18.4	—		1.3	(2.8)	16.9
Assets held for sale	—	—		—	440.5	440.5

Total current assets	883.6	(555.0)		14.9	409.1	752.6

Property and equipment
Land and buildings	91.1	—		30.8	(47.8)	74.1
Communications networks	2,019.1	—		(1,050.0)	(293.2)	675.9
Furniture, fixtures and equipment	412.0	—		(184.9)	(57.9)	169.2
Networks in progress	715.1	—		(348.9)	(3.8)	362.4

	3,237.3	—		(1,553.0)	(402.7)	1,281.6
Less accumulated depreciation	(716.7)	—		506.6	210.1	—

	2,520.6	—		(1,046.4)	(192.6)	1,281.6

Investments, intangibles and other assets
Other investments	22.1	—		(20.5)	(1.3)	0.3
Goodwill	939.0	—		(514.3)	(186.9)	237.8
Other intangibles, net	168.8	—		93.9	(11.2)	251.5
Other	29.4	—		(4.9)	—	24.5

	1,159.3	—		(445.8)	(199.4)	514.1

	$4,563.5	$(555.0)		$(1,477.3)	$17.1	$2,548.3

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$7.4	$—		$—	$(0.3)	$7.1
Accounts payable	83.5	—		—	(5.4)	78.1
Accrued payroll and payroll related expenses	31.4	—		—	(2.9)	28.5
Other accrued liabilities	188.9	—		—	(8.6)	180.3
Deferred revenue, current portion	18.2	—		—	(3.0)	15.2
Liabilities related to discontinued operations	—	—		7.8	67.9	75.7

Total current liabilities	329.4	—		7.8	47.7	384.9
Liabilities subject to compromise	3,051.8	(3,051.8	)(a)(b)	—	—	—
Long-term debt less current maturities	1,024.6	(60.0	)(f)	—	(20.8)	943.8
Deferred revenue, less current portion	15.8	—		—	—	15.8
Other long-term liabilities	63.6	—		—	(9.8)	53.8

	4,485.2	(3,111.8)		7.8	17.1	1,398.3

Redeemable convertible preferred stock
Reorganized McLeodUSA Preferred Series A	—	169.1(a	)	—	—	169.1
Predecessor McLeodUSA Preferred Series D	112.7	(112.7	)(c)	—	—	—
Predecessor McLeodUSA Preferred Series E	46.6	(46.6	)(c)	—	—	—

	159.3	9.8		—	—	169.1

Stockholders' equity
Predecessor McLeodUSA Preferred Series A	—	—(b	)	—	—	—
Predecessor McLeodUSA Common, Class A	6.3	(6.3	)(d)	—	—	—
Reorganized McLeodUSA Common, Class A	—	1.6(b	)(d)(e)	—	—	1.6
Reorganized McLeodUSA Common, Class B	—	0.8(c	)	—	—	0.8
Reorganized McLeodUSA Common, Class C	—	0.3(c	)	—	—	0.3
Reorganized Preferred Series B	—	—(e	)	—	—	—
Reorganized McLeodUSA Warrants	—	22.6(a	)(e)	—	—	22.6
Additional paid-in capital	3,843.2	155.2(b	)(c)	(3,042.8)	—	955.6
Accumulated deficit	(3,930.5)	2,372.8(a	)	1,557.7	—	—

	(81.0)	2,547.0		(1,485.1)	—	980.9

	$4,563.5	$(555.0)		$(1,477.3)	$17.1	$2,548.3

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

Note 5:    Assets Held For Sale

        In August 2001, McLeodUSA initiated a broad strategic and operational restructuring to re-focus its business on its core areas of expertise within its 25-state footprint, improve business discipline and processes and reduce its cost structure, all with the goal of eventually developing positive cash flow from operations. A key element of this operational restructuring included selling certain non-core assets, including McLeodUSA Telecom Development, Inc. and McLeodUSA Community Telephone, Inc. (collectively "DTG"), Greene County Partners, Inc., Caprock Services Corp., and McLeodUSA Integrated Business Systems, Inc. ("IBS"). At September 30, 2001, as part of the restructuring, McLeodUSA adjusted the carrying values of these entities to fair value.

        Also in 2001, McLeodUSA initiated a financial restructuring to substantially reduce its outstanding debt. As part of the financial restructuring, McLeodUSA and its senior secured lenders agreed to amend McLeodUSA's Credit Agreement to permit the financial restructuring. The key elements of the financial restructuring included, among other things (1) the sale of Pubco and the use of the proceeds therefrom of $600 million to make a payment to the holders of the Notes and (2) the sale of ICTC upon completion of the restructuring and use of the first $225 million of net proceeds to prepay the term loans under the Credit Agreement.

        For the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002, the operating results of the businesses listed below have been reported as discontinued operations in the consolidated financial statements in accordance with SFAS 144. At December 31, 2002, all of the businesses have been sold. The remaining assets held for sale totaling $11.1 million are comprised of real estate and an equity interest in a partnership. The liabilities related to discontinued operations of $6.3 million represent the unpaid selling costs at December 31, 2002.

        ICTC:    On December 31, 2002, McLeodUSA sold ICTC, its central Illinois-based independent local exchange carrier, as well as certain related telecommunications businesses to Homebase Acquisition Corp. for $271 million, reduced by the amount of ICTC debt outstanding at closing of $20 million. The sale resulted in a loss of $14.2 million.

        DTG:    On September 30, 2002, McLeodUSA completed the sale of its non-core operations in South Dakota and certain non-core overbuild CLEC and cable television operations in South Dakota, southwestern Minnesota and northwestern Iowa to PrairieWave Communications, Inc. for approximately $84 million. McLeodUSA recorded a loss of $2.4 million in connection with the sale.

        Greene County Partners, Inc.:    On August 20, 2002, McLeodUSA completed the sale of its interest in a non-core cable service provider for $16 million in cash and a note receivable of $3 million. The sale of Greene County Partners, Inc., resulted in a loss of $0.5 million.

        Pubco:    On April 16, 2002, McLeodUSA completed the sale of Pubco to Yell Group Limited for $600 million in cash. In connection with the transaction, McLeodUSA entered into a multi-year Publishing, Branding and Operating Agreement with Yellow Book, a subsidiary of Yell Group, which, among other things, provides for the continued publishing of telephone directories under the McLeodUSA brand. The proceeds received from the sale were used to pay the holders of the Notes. The sale of Pubco resulted in a gain of $139.9 million.

        Caprock Services Corp.:    On April 8, 2002, McLeodUSA sold its indirect, wholly-owned subsidiary IWL Communications, Incorporated d/b/a CapRock Services Corp., for $21 million in cash. McLeodUSA recorded a gain on the sale of CapRock Services Corp. of $7.6 million.

        IBS:    On January 24, 2002, IBS, an indirect wholly-owned subsidiary of McLeodUSA, sold certain of the assets used in its telecommunications customer premise equipment business in the metropolitan areas of Minneapolis, Minnesota; Cedar Rapids, Des Moines, Dubuque and Waterloo, Iowa; and Denver, Colorado, as well as the data provider business conducted by IBS under the name "DataNet," to Inter-Tel Technologies, Inc. for $8 million plus the assumption of certain liabilities. The sale excluded the telecommunications customer premise equipment business conducted in Illinois and resulted in a loss of $2.3 million. The Illinois operation was sold as part of ICTC.

        For the periods April 17, 2002 to December 31, 2002 and January 1, 2002 to April 16, 2002, the amount of revenue and net income (including gains or losses recorded on the sales) attributable to the discontinued operations and the assets held for sale were as follows (in millions):

	Reorganized McLeodUSA April 17, 2002 to December 31, 2002	Predecessor McLeodUSA January 1, 2002 to April 16, 2002
Revenues:
IBS	$—	$1.2
CapRock Services	—	8.8
Pubco	—	94.3
DTG	17.8	12.0
Greene County	2.6	2.3
ICTC	76.5	31.7

	$96.9	$150.3

	Reorganized McLeodUSA April 17, 2002 to December 31, 2002	Predecessor McLeodUSA January 1, 2002 to April 16, 2002
Net Income (loss):
IBS	$(0.5)	$1.0
CapRock Services	(0.1)	8.3
Pubco	(0.2)	150.0
DTG	3.7	(0.4)
Greene County	0.1	0.2
ICTC	14.7	8.0

	$17.7	$167.1

Note 6.    Debt

        As described in Note 1, on January 31, 2002, McLeodUSA filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. Any restructuring involving a payment to bondholders, other than regularly scheduled payments of principal and interest, required a majority consent under McLeodUSA's Credit Agreement. In order to effect a restructuring, McLeodUSA entered into the Third Amendment to the Credit Agreement. Under the Third Amendment, the lenders under the Credit Agreement waived: (1) any bankruptcy and payment cross-defaults with respect to the Notes arising from the restructuring; (2) covenants restricting the sales of assets in order to allow the sale of Pubco pursuant to the restructuring, and the use of the $600 million of proceeds therefrom to make a payment to the bondholders; and (3) certain other covenants and other provisions of the Credit Agreement that would have restricted the ability of McLeodUSA to enter into various transactions necessary to consummate the restructuring. The Third Amendment also contained certain modifications that became effective upon the consummation of the Plan, including, among other things:

  •
  The use of $60 million of the proceeds from the sale of Pubco and the Forstmann Little investment to prepay the term loans under the Credit Agreement;

  •
  An agreement to sell ICTC and apply the first $225 million in proceeds from such sale to reduce outstanding obligations under the Credit Agreement; McLeodUSA was permitted to retain the proceeds in excess of $225 million from such sale for working capital and general corporate purposes;

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

  •
  An agreement that McLeodUSA may enter into an exit financing facility (the "Exit Facility") upon consummation of the Plan in an amount not to exceed $160 million, secured by liens on and security interests in the assets of McLeodUSA and its domestic subsidiaries superior to the liens securing the existing obligations under the Credit Agreement; and

  •
  Additional limitations on the ability of McLeodUSA and its subsidiaries to incur third-party indebtedness and make additional investments.

        The Credit Agreement is secured by (1) a first priority pledge of all the capital stock owned by McLeodUSA and by each subsidiary, and (2) a perfected first priority security interest in substantially all of McLeodUSA's tangible and intangible assets and by the assets of each subsidiary. In addition, communications assets acquired or refinanced with proceeds from the Credit Agreement serve as collateral.

        Interest on the borrowings under the Credit Agreement is payable quarterly at LIBOR plus 3.5% to LIBOR plus 4.25% based on McLeodUSA's debt rating. At December 31, 2002, the weighted average interest rate was 5.3% on the Revolving Credit Facility and Tranche A Term Facility, and 6.1% on the Tranche B Term Facility.

Exit Facility Financing

        As provided for in the Third Amendment, McLeodUSA entered into the Exit Facility upon consummation of the Plan on April 16, 2002. The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, McLeodUSA has the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the Credit Agreement. As of December 31, 2002 no amounts had been drawn on the Exit Facility. However, McLeodUSA has standby letters of credit outstanding of $7.0 million that reduce our borrowing availability under the Exit Facility.

        McLeodUSA is required to pay a commitment fee on the average daily unused balance of the Exit Facility at a rate ranging from 1/2% to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1/2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) LIBOR plus a margin ranging from 2.00% to 3.50%.

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

        As of December 31, 2002, McLeodUSA was in compliance with all financial and operating covenants under the Credit Agreement and the Exit Facility.

        McLeodUSA's debt consisted of the following at December 31, 2002 (in millions):

Revolving Credit Facility, variable rate due May 31, 2007	$150.0
Tranche A Term Facility, variable rate due in various installments through May 31, 2007	182.8
Tranche B Term Facility, variable rate due May 30, 2008	382.2
Capitalized leases payable, due in various installments, bearing interest at 3.90% to 11.5%, with final payment due in December 2004	4.9

719.9
Less current maturities of long-term debt	15.0

$704.9

        Principal payments required on the outstanding debt at December 31, 2002 are as follows (in millions):

2003	$15.0
2004	27.6
2005	49.5
2006	72.4
2007	371.9
Later years	183.5

$719.9

Note 7.    Fair value of financial instruments

        At December 31, 2002, the financial instruments of McLeodUSA consist of cash and cash equivalents, receivables, current liabilities and debt. The carrying value of these financial instruments approximate their fair value at December 31, 2002.

Note 8.    Leases and Commitments

        Leases:    McLeodUSA leases certain of its office and network facilities under noncancelable agreements which expire at various times through September 2016. These agreements require various monthly rentals plus the payment of applicable property taxes, maintenance and insurance. McLeodUSA also leases vehicles and equipment under both operating and capital lease agreements which expire at various times through December 2004 and require various monthly rentals.

        The total minimum commitment at December 31, 2002 under such operating and capital leases is as follows (in millions):

	Capital Leases	Operating Leases
2003	$4.3	$85.3
2004	0.9	66.2
2005	—	57.8
2006	—	41.7
2007	—	31.2
Thereafter	—	72.2

	$5.2	$354.4
Less amount representing interest	0.3

Present value of net minimum lease payments	4.9
Less current portion of obligations under capital leases	4.0

Long-term obligations under capital leases	$0.9

        The total rental expense included in the consolidated statements of operations for January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002 is $11.5 million and $21.6 million, respectively.

        McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases. The guarantees total $40.0 million and expire over various periods through September 2016 which correspond with the termination of the lease agreement. The underlying contractual commitment of the subsidiaries is included in the minimum commitments table above. McLeodUSA also has standby letters of credit outstanding at December 31, 2002 of $10.6 million.

Note 9:    Capital Stock

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

        The 10 million shares of Reorganized McLeodUSA Series A Preferred Stock (the "Series A Preferred Stock") were issued to the holders of the Notes in connection with the Plan. The Series A Preferred Stock has a stated value of $17.50 per share (the "Stated Value"). Dividends are payable on the Series A Preferred Stock when, as and if declared by McLeodUSA at an annual rate of 2.5% of the Stated Value. The Series A Preferred Stock had an initial liquidation preference per share equal to the Stated Value. The liquidation preference (the "Liquidation Preference") per share is adjusted as follows: (i) for each scheduled dividend payment date on which dividends are not paid in full, the liquidation preference per share increases by the accretion amount, which is equal to the product of (a) the accretion rate of 2.5% per year, calculated on a quarterly basis, (b) the Stated Value, and (c) the fraction of the dividends for that dividend period that were not paid on the scheduled dividend payment date; and (ii) on any scheduled dividend payment date, McLeodUSA may reduce the liquidation preference per share by paying to holders of the Series A Preferred Stock all or a portion of the amount by which the liquidation preference per share exceeds the Stated Value. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder, into a number of shares of Reorganized McLeodUSA Class A Common Stock equal to the Liquidation Preference per share divided by the conversion price of approximately $3.59 per share, subject to adjustment (as so adjusted, the "Conversion Price"). If on any date after April 17, 2006, the closing price of Reorganized McLeodUSA Class A Common Stock has equaled or exceeded 135% of the then current Conversion Price, for at least 20 out of 30 consecutive trading days, then McLeodUSA has the right, for up to 10 trading days after any such date, to cause all or a portion of the Series A Preferred Stock to convert into such number of shares of Reorganized McLeodUSA Class A Common Stock as equals the Liquidation Preference per share then in effect divided by the Conversion Price. The holders of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of common stock voting together with holders of common stock as a single class. In addition, as long as at least 3,333,333 shares of Series A Preferred Stock are outstanding, the holders of the then outstanding shares of Series A Preferred Stock, voting separately and as a Class have the right to elect one member to the Board of Directors. The consent of the holders of the majority of outstanding Series A Preferred Stock is also required to take certain actions specified in the Certificate of Designation with respect to the Series A Preferred Stock. To the extent McLeodUSA has funds legally available therefor, on April 16, 2012, the tenth anniversary of its issuance, McLeodUSA will be obligated to redeem all of the outstanding Series A Preferred Stock by paying each holder of the Series A Preferred Stock an amount in cash per share equal to the Liquidation Preference. The Series A Preferred Stock was recorded at the fair market value of the securities at the date of issuance, as determined by independent financial advisors engaged by McLeodUSA, of $169.1 million. The Series A Preferred Stock will accrete for book purposes to its liquidation value of $175 million by April 16, 2012, using the effective interest method, which will reduce prospective earnings available to common stockholders. Dividends that are not declared or paid are added to the carrying value of the Series A Preferred Stock. Upon the Effective Date, 10 shares of Reorganized McLeodUSA Series B Preferred Stock (the "Series B Preferred Stock") were issued to Forstmann Little. The Series B Preferred Stock has a liquidation preference of $1.00 per share and, subject to certain conditions, provides the holders thereof with the right to elect up to two members of the Board of Directors of McLeodUSA.

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

Note 10.    Change-of-Control Agreements

        McLeodUSA had entered into change-of-control agreements with certain executive employees, which provided for certain payments in connection with termination of employment after a change of control (as defined within the agreements) of McLeodUSA. A change in control occurred in connection with McLeodUSA's emergence from bankruptcy, and associated recapitalization, and McLeodUSA made certain payments totaling approximately $2.4 million required under the agreements.

Note 11:    Employee Benefit Plans

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

        McLeodUSA uses the intrinsic value method to account for stock-based awards to employees. McLeodUSA estimated the fair value of its stock-based awards to employees and non-employee directors using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of subjective assumptions, including stock price volatility. The following assumptions were used to value the stock based awards to employees in 2002: no dividends, a risk-free interest rate of 4.64%, price volatility of 73% and an expected weighted average life of 5 years. Had compensation cost been recorded for the period April 17 to December 31, 2002 based on the grant date fair values, as prescribed by SFAS 123, reported net loss and net loss per common share would have been $218.0 million and $0.79, respectively. All options granted during 2002 were at an exercise price of $1.11 per share.

A summary of the options issued under Predecessor McLeodUSA stock option plans is as follows (in thousands):

Predecessor McLeodUSA:	Shares
Outstanding, January 1, 2002	105,314
Cancelled upon Effective Date of Plan	(105,314)

Outstanding April 16, 2002	—

A summary of the Omnibus Plan for the period April 17, 2002 to December 31, 2002, is as follows (in thousands):

Predecessor McLeodUSA:	Shares
Outstanding April 17, 2002	—
Granted	49,234
Exercised	—
Forfeited	(1,642)

Outstanding, December 31, 2002	47,592

        McLeodUSA has a contributory retirement plan (the "401(k) Plan") for its employees (including executive officers) age 21 and over with at least three months of service with McLeodUSA. The 401(k) Plan provides that each participant may contribute up to 50% (the limit was 15% for 2001 and prior years) of his or her salary (not to exceed the annual statutory limit). McLeodUSA may make matching contributions to each participant's account equal to 50% of the participant's contribution up to 2% of the participants annual compensation. In addition, McLeodUSA may make a discretionary annual match of up to another 50% of the participant's contribution up to 2% of the participant's annual compensation. Thus, the total matching contribution can be up to 4% of the participant's annual compensation. Employees are not permitted to purchase McLeodUSA common stock with their own contributions to the 401(k) Plan. No matching contributions or discretionary annual match were made for 2002.

Note 12: Trade Receivables

        The composition of trade receivables, net, is as follows (in millions):

Reorganized McLeodUSA December 31, 2002
Trade receivables:
Billed	$137.6
Unbilled	11.2

148.8
Allowance for doubtful accounts and discounts	(55.7)

$93.1

Note 13: Other Accrued Liabilities

        Other accrued liabilities consisted of the following (in millions):

Reorganized McLeodUSA December 31, 2002
Restructuring	$61.2
Accrued Sales/Use/Excise Taxes	18.3
Accrued property taxes	15.8
Other	57.5

$152.8

Note 14: Restructuring and Impairment Charges

        In the third quarter of 2001, McLeodUSA recorded a restructuring charge in connection with its revised strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within its 25-state footprint. McLeodUSA recorded restructuring reserves at that time to provide for involuntary employee separations, facilities consolidations and other contractual commitments related to the abandoned national network and software development projects. During 2002, McLeodUSA recorded a reduction of those reserves of $22.7 million due to lower than anticipated costs related to employee separations and facility closure costs as well as the negotiation of lower payments on contractual commitments. The reduction related to the exit of facilities reserved for at September 30, 2001 was partially offset by additional charges of $15.8 million, primarily for leased facilities that have been identified for termination and changes in assumptions based on current market information.

	Predecessor McLeodUSA
	Liability at January 1, 2002	Cash Payments Through April 16, 2002	Reserve Additions	Reserve Reductions	Remaining Liability April 16, 2002
Employee separations	$10.4	$3.3	$—	$1.2	$5.9
Facility closure costs	91.6	8.5	12.0	16.4	78.7
Other contractual commitments	57.7	48.9	—	1.2	7.6

	$159.7	$60.7	$12.0	$18.8	$92.2

	Reorganized McLeodUSA
	Liability at April 17, 2002	Cash Payments Through December 31, 2002	Reserve Additions	Reserve Reductions	Remaining Liability December 31, 2002
Employee separations	$5.9	$5.3	$—	$—	$0.6
Facility closure costs	78.7	20.1	1.9	2.0	58.5
Other contractual commitments	7.6	5.5	1.9	1.9	2.1

	$92.2	$30.9	$3.8	$3.9	$61.2

Note 15: Goodwill and Other Intangible Assets

        On January 1, 2002, McLeodUSA adopted SFAS 142, which requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives are not amortized but are reviewed at least annually for impairment. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives. As permitted by SFAS 142, McLeodUSA performed the transitional impairment tests on goodwill by comparing the current fair values of its reportable units containing goodwill balances to their carrying values in the second quarter of 2002.

        Changes in the carrying amount of goodwill for the period January 1, 2002 to December 31, 2002 is summarized as follows (in millions):

Balance, January 1, 2002	$1,054.0
Adjustment for the sale of businesses	(110.1)
Fresh-start valuation adjustments	(706.1)

Balance, December 31, 2002	$237.8

        Intangible assets with finite lives at December 31, 2002 are summarized as follows (in millions):

	Gross	Accumulated Amortization	Net
Deferred line installation costs	$163.2	$37.5	$125.7
Customer base	29.8	4.8	25.0

	$193.0	$42.3	$150.7

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

Note 16: Accounting for Asset Retirement Obligations

        In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. McLeodUSA, as required by SOP 90-7, has implemented this statement as part of fresh-start accounting.

        McLeodUSA's asset retirement obligations relate to three categories of assets; fiber, central office colocation equipment and technical sites.

  •
  Fiber: McLeodUSA utilizes nearly 18,000 route miles of fiber throughout its network, over 80% of which is buried in the ground. The remaining balance of fiber is located on poles. In most cases, McLeodUSA is obligated to remove its fiber if either the underlying right-of-way is terminated or McLeodUSA chooses to decommission those assets.

  •
  Central Office Colocation Equipment: McLeodUSA utilizes space within Regional Bell Operating Company ("RBOC") central offices in which it has deployed a substantial number of assets. Termination of business in those markets would require removal of the equipment and restoration of the central office to its original state.

  •
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

        Upon adoption of SFAS 143 by McLeodUSA, an asset retirement obligation of $52.6 million was recorded. During the period from April 17, 2002 through December 31, 2002, $2.3 million was recognized as interest expense to accrete the liability to $54.9 million at December 31, 2002. Had McLeodUSA adopted SFAS 143 on January 1, 2001, it would have recorded a liability of $48.8 million. The additional interest expense incurred for the twelve months ended December 31, 2002 and the period January 1, 2002 to April 16, 2002 would have approximated $3.1 million and $0.9 million, respectively. The liability at December 31, 2001 would have been $51.9 million.

Note 17. Income Tax Matters

        Net deferred taxes consist of the following components as of December 31, 2002

Reorganized McLeodUSA December 31, 2002
(in millions)
Deferred tax assets:
Net operating loss carryforwards	$830.0
Property and equipment	470.7
Accruals and reserves not currently deductible	91.0
Deferred revenues	8.9
Other investments	2.4
Other	7.4

1,410.4
Less valuation allowance	(1,330.2)

80.2

Deferred tax liabilities:
Intangibles and other assets	29.9
Deferred line installation cost	2.5
Other	47.8

80.2

$—

        A valuation allowance has been recognized to offset the entire net deferred tax asset due to the uncertainty of realizing the benefit of the net deferred tax asset. McLeodUSA has available net operating loss carryforwards totaling approximately $2.1 billion that expire in various amounts in the years 2008 to 2021.

        During 2002, McLeodUSA adopted the Plan and emerged from bankruptcy. McLeodUSA realized substantial cancellation of debt, or "COD," income as a result of the implementation of the Plan. Because McLeodUSA was a debtor in a bankruptcy case at the time it realized the COD income, it is not required to include such COD income in its taxable income for federal income tax purposes. Instead, McLeodUSA will be required to reduce certain of its tax attributes by the amount of COD income so excluded. McLeodUSA believes that all of the parent company's net operating loss carryovers, or "NOLs," will be eliminated and certain of its other tax attributes (including alternative minimum tax credit carryovers and the tax basis of certain property it owns) will be reduced or eliminated, as a result of COD income being excluded pursuant to the Plan. Some of the tax attributes of McLeodUSA's subsidiaries would be reduced or eliminated if it is determined that such reductions must be applied on a consolidated group basis rather than on a separate company basis.

        An "ownership change" (as defined in Internal Revenue Code Section 382 ("Section 382")) occurred with respect to McLeodUSA's stock in connection with the Plan. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporations' stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit McLeodUSA's future ability to utilize any remaining NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. McLeodUSA's ability and that of its subsidiaries to utilize new NOLs arising after the ownership change will not be affected.

        A bankruptcy exception to the general Section 382 limitations may apply because McLeodUSA's historic stockholders and creditors holding "qualified indebtedness" (as defined for purposes of Section 382) prior to the implementation of the Plan own at least 50% of its stock (by vote and value) after its implementation. Under this exception, our ability to utilize pre-change NOLs would not be limited as described above, but the amount of our pre-change NOLs would be reduced by the amount of interest paid or accrued, during the current and immediately preceding three years, on the Notes in respect of which New Series A Preferred Stock was issued. The NOL adjustment for interest expenses would be made prior to the tax attribute reductions described above. Under this exception, if McLeodUSA incurs a second ownership change within two years of the change incurred as a result of the Plan, it would be unable to use any of its pre-change NOLs. McLeodUSA believes it qualifies for the bankruptcy exception, and is analyzing whether it would be advantageous to have it apply or to elect for it not to apply.

        The income tax rate differs from the U.S. Federal income tax rate for 2002 due to the following:

2002
Expected tax rate	35%
Percent increase (decrease) in income taxes resulting from:
Discharge of indebtedness not requiring deferred taxes	(139)
Fresh-start accounting	33
Change in valuation allowance	62
Other	9

—%

Note 18. Related Party Transactions

        McLeodUSA has entered into agreements with a stockholder that give certain rights-of-way to McLeodUSA for the construction of its telecommunications network in exchange for capacity on the network.

        McLeodUSA provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA or are affiliates. Revenues from services provided totaled $2.7 million and services purchased, primarily rent, professional services and database verification services, totaled $31.1 million for the year ended December 31, 2002. In addition, McLeodUSA paid Forstmann Little $0.9 million in 2002 for expenses incurred by Forstmann Little on behalf of the Company.

        In June 2002, XO Communications, Inc. ("XO") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York (the "Bankruptcy Court"). In November 2002, XO's plan of reorganization was confirmed and in January 2003 it emerged from Bankruptcy Court proceedings pursuant to the terms of its plan. During 2002, Forstmann Little & Co. had a significant equity interest in XO. XO purchases interconnection and facilities based telecommunications services from McLeodUSA. Services provided to XO totaled $0.7 million for 2002. McLeodUSA purchased telecommunications services from XO during 2002 for $0.6 million.

        In December 1998, McLeodUSA entered into a split dollar agreement for life insurance policies on the joint lives of Clark and Mary McLeod. The McLeod Family 1998 Special Trust is sole owner and beneficiary of each policy. The McLeod Family 1998 Special Trust agreed to assign the policies to McLeodUSA as collateral for the payment by McLeodUSA of the premiums for these policies. The aggregate face amount of the policies was $113,000,000. In January 2002, McLeodUSA and the trustees entered into a modification and restatement of the split dollar agreement pursuant to which the trustees made a payment to McLeodUSA in the amount of $2.7 million in exchange for McLeodUSA's release of its collateral assignments on the existing policies and for its agreement to make a single further premium payment of $1.88 million (the payment otherwise due in December 2001 under the split dollar agreement, as modified) to acquire additional insurance on the lives of Clark and Mary McLeod. As a result of this modification and restatement, McLeodUSA was fully released from its obligations to make future payments under such policies. The additional life insurance policy is owned by McLeodUSA, subject to a split dollar endorsement in favor of the trustees. Pursuant to this endorsement, at any time after December 31, 2003 the trustees have the option to purchase this policy from McLeodUSA for the policy's then net cash surrender value. Upon the trustees' exercise of such option, the restrictions on Clark and Mary McLeod's Class A Common Stock contained in the split dollar agreement will terminate.

Note 19. Quarterly Data—(Unaudited)

        The following table includes summarized quarterly financial data for the year ended December 31, 2002 (in millions, except per share data):

	Predecessor McLeodUSA		Reorganized McLeodUSA
2002:	First Quarter	April 1 to April 16, 2002	April 17 to June 30, 2002	Third Quarter	Fourth Quarter
Revenue	$264.1	$47.3	$207.2	$243.5	$230.0
Operating loss	(172.5)	(1,552.5)	(51.2)	(65.4)	(71.2)
(Loss) Income before discontinued operations	(200.9)	817.5	(58.3)	(77.6)	(83.2)
Net (loss) income	(186.4)	970.1	(45.3)	(67.4)	(88.7)
Net (loss) income applicable to common shares	(191.2)	970.1	(46.4)	(68.6)	(89.9)
Income (loss) per common share applicable to discontinued operations	0.02	0.25	0.05	0.04	(0.02)
(Loss) income per common share	(0.31)	1.55	(0.17)	(0.25)	(0.33)

Note 20: Effects of New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements Nos. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement, among other things, significantly limits the situations whereby the extinguishment of debt is treated as an extraordinary item in the statement of operations. McLeodUSA, as required by SOP 90-7, has implemented this statement as part of its fresh-start reporting. This statement requires reclassification of all prior period extraordinary items related to debt extinguishment. McLeodUSA recorded a gain of $2,372.8 million on April 16, 2002 in connection with the cancellation of the Notes. This gain has been recorded within other income in the consolidated statement of operations in accordance with SFAS 145.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and will be adopted when applicable.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123. The provisions of this statement are effective for fiscal years ending after December 15, 2002. McLeodUSA has adopted the required disclosure provisions as of December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. McLeodUSA has adopted the disclosure provisions of FIN 45 at December 31, 2002. McLeodUSA believes that FIN 45 will not have a significant impact, if any, to its financial position.

Note 21: Litigation

        On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. ("CapRock") pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock. Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000. The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act. Consolidated with these claims are allegations that CapRock's June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act. The named defendants in these lawsuits include CapRock and certain of its officers and directors. The plaintiffs in the lawsuits seek monetary damages and other relief. On September 25, 2002, the Court denied Defendants' motion to dismiss. While discovery has been limited and a final evaluation cannot be made at this point, McLeodUSA believes these lawsuits are without merit and is vigorously defending against them.

        Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (E.D. Iowa) (the "Iowa Class Action"). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action. McLeodUSA has indemnification obligations running to the Individual Defendants. One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and, together with the Iowa Class Action, the "Securities Claims"). As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

        On January 31, 2002, McLeodUSA Incorporated filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 11 of the United States

Bankruptcy Code, Case No. 02-10288 (Delaware Bankruptcy) (the "Chapter 11 Case"). The Plan was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002. Information relating to the Bankruptcy Proceedings was previously reported by McLeodUSA on its Current Report on Form 8-K filed on February 14, 2002 and on its Current Report on Form 8-K filed on April 22, 2002.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs. McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs' actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its dispute with the RBOC's.

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

SUPPLEMENTAL UNAUDITED FINANCIAL SCHEDULES

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including its directory publishing business and Illinois Consolidated Telephone Company and associated businesses. See Note 5 to the 2002 consolidated financial statements for additional discussion. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, the 2002 audited financial statements reflect these businesses and other businesses that were sold as discontinued operations. In accordance with generally accepted accounting principles in the United States, McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements for the years ended December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, the following supplemental unaudited financial schedules are being provided, for informational purposes only, to reflect divested businesses as discontinued operations in accordance with SFAS 144 as of December 31, 2001 and for the years ended December 31, 2000 and 2001. The first column represents the financial statements, as audited by Arthur Andersen LLP and reported in the 2001 Annual Report on Form 10K/A. The second column, "Divested Businesses," represents the results of divested businesses. The third column, "McLeodUSA As Adjusted," represents the results of McLeodUSA presented in accordance with the requirements of SFAS 144.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS SCHEDULE INDICATING
IMPACT OF DIVESTED BUSINESSES

FOR THE YEAR ENDED DECEMBER 31, 2001

(UNAUDITED)

(In millions, except per share data)

	McLeodUSA As Reported	Divested Businesses	McLeodUSA As Adjusted
Revenues	$1,810.8	$534.4	$1,276.4
Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	1,056.9	211.2	845.7
Selling, general and administrative	664.7	194.4	470.3
Depreciation and amortization	617.8	79.6	538.2
Restructuring, asset impairment and other charges	2,942.1	—	2,942.1

Total operating expenses	5,281.5	485.2	4,796.3

Operating (loss) income	(3,470.7)	49.2	(3,519.9)
Nonoperating income (expense):
Interest income	10.3	0.2	10.1
Interest expense, net of amounts capitalized	(253.2)	(1.9)	(251.3)
Other income	113.8	4.0	109.8

Total nonoperating (expense) income	(129.1)	2.3	(131.4)

Loss before discontinued operations	(3,599.8)		(3,651.3)
Income from discontinued operations	—	51.5	51.5

Net loss	(3,599.8)		(3,599.8)
Gain on exchange of preferred stock	851.2		851.2
Preferred stock dividends	(45.9)		(45.9)

Net loss applicable to common shares	(2,794.5)		(2,794.5)
Basic and diluted (loss) income per common share:
Loss before discontinued operations	N/A		$(4.59)
Discontinued operations	N/A		0.08

Loss per common share	$(4.51)		$(4.51)

Weighted average common shares outstanding	620.3		620.3

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS SCHEDULE INDICATING
IMPACT OF DIVESTED BUSINESSES

FOR THE YEAR ENDED DECEMBER 31, 2000

(UNAUDITED)

(In millions, except per share data)

	McLeodUSA As Reported	Divested Businesses	McLeodUSA As Adjusted
Revenues	$1,396.7	$448.5	$948.2
Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	772.8	172.1	600.7
Selling, general and administrative	563.2	178.4	384.8
Depreciation and amortization	409.6	65.7	343.9

Total operating expenses	1,745.6	416.2	1,329.4

Operating (loss) income	(348.9)	32.3	(381.2)
Nonoperating income (expense):
Interest income	47.8	1.2	46.6
Interest expense, net of amounts capitalized	(151.4)	(2.5)	(148.9)
Other expense	(24.8)	(0.3)	(24.5)

Total nonoperating expense	(128.4)	(1.6)	(126.8)

Loss before discontinued operations	(477.3)		(508.0)
Income from discontinued operations	—	30.7	30.7

Net loss	(477.3)		(477.3)
Preferred stock dividends	(54.4)		(54.4)
Net loss applicable to common shares	$(531.7)		$(531.7)

Basic and diluted (loss) income per common share:
Loss before discontinued operations	N/A		$(1.01)
Discontinued operations	N/A		0.06
Loss per common share	$(0.95)		$(0.95)

Weighted average common shares outstanding	558.4		558.4

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET SCHEDULE INDICATING
IMPACT OF DIVESTED BUSINESSES

DECEMBER 31, 2001

(UNAUDITED)

(In millions, except shares)

	McLeodUSA As Reported	Divested Businesses	McLeodUSA As Adjusted
ASSETS
Current Assets
Cash and cash equivalents	$147.4	$10.3	$137.1
Investment in available-for-sale securities	4.5	—	4.5
Trade receivables, net	273.2	122.4	150.8
Inventory	14.0	9.6	4.4
Deferred expenses	54.0	54.0	—
Prepaid expenses and other	32.3	7.1	25.2
Assets held for sale	—	(760.1)	760.1

TOTAL CURRENT ASSETS	525.4	(556.7)	1,082.1

Property and equipment
Land and buildings	118.1	58.6	59.5
Communications networks	1,955.9	310.1	1,645.8
Furniture, fixtures and equipment	473.5	107.0	366.5
Networks in progress	869.3	2.7	866.6

	3,416.8	478.4	2,938.4
Less accumulated depreciation	734.2	254.8	479.4

	2,682.6	223.6	2,459.0

Investments, Intangibles and Other Assets
Other investments	28.3	0.2	28.1
Goodwill, net	1,054.0	104.6	949.4
Other intangibles, net	386.4	227.9	158.5
Other	78.4	0.4	78.0

	1,547.1	333.1	1,214.0

	$4,755.1	$—	$4,755.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$17.3	$1.6	$15.7
Long-term debt classified as current	2,978.9	—	2,978.9
Accounts payable	105.0	23.5	81.5
Accrued payroll and payroll related expenses	27.9	4.8	23.1
Other accrued liabilities	389.9	32.5	357.4
Deferred revenue, current portion	18.1	4.9	13.2
Customer deposits	33.5	30.6	2.9
Liabilities related to discontinued operations	—	(130.3)	130.3

TOTAL CURRENT LIABILITIES	3,570.6	(32.4)	3,603.0
Long-term debt, less current maturities	967.9	22.4	945.5
Deferred revenue, less current portion	16.4		16.4
Other long-term liabilities	17.1	10.0	7.1

	4,572.0	32.4	4,572.0

Redeemable convertible preferred stock
Preferred, Series D, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2001 275,000	110.4	—	110.4
Preferred, Series E, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2001 125,000	45.7	—	45.7

	156.1	—	156.1

Stockholders' Equity	27.0	—	27.0

	$4,755.1	$—	$4,755.1

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS SCHEDULE INDICATING
IMPACT OF DIVESTED BUSINESSES

DECEMBER 31, 2001

(UNAUDITED)

(In millions)

	McLeodUSA As Reported	Divested Businesses	McLeodUSA As Adjusted
Cash Flows from Operating Activities
Net (loss) income before discontinued operations	$(3,599.8)	$51.5	$(3,651.3)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	389.0	49.6	339.4
Amortization	228.8	30.0	198.8
Accretion of interest on senior discount notes	48.7	—	48.7
Gain on sale of assets	(114.5)	—	(114.5)
Restructuring, asset impairment, and other charges	2,926.8	—	2,926.8
Changes in assets and liabilities, net of acquisitions and dispositions:
Trade receivables	11.2	(9.8)	21.0
Inventory	11.0	2.2	8.8
Deferred expenses	(5.7)	(5.1)	(0.6)
Prepaid expenses and other	9.2	(0.9)	10.1
Accounts payable and accrued expenses	(335.1)	(23.7)	(311.4)
Deferred revenue	(13.8)	0.4	(14.2)
Customer deposits	(20.2)	2.4	(22.6)

Net cash (used in) provided by operating activities	(464.4)	96.6	(561.0)

Cash Flows from Investing Activities
Purchase of property and equipment	(663.1)	(31.9)	(631.2)
Other assets	(66.3)	—	(66.3)
Available for sale securities:
Purchases	(69.6)	—	(69.6)
Sales	129.4	—	129.4
Proceeds from the sale of assets	138.8	—	138.8
Business acquisition	(21.8)	(21.8)	—
Other	0.4	—	0.4

Net cash used in investing activities	(552.2)	(53.7)	(498.5)

Cash Flows from Financing Activities
Net proceeds from long-term debt	1,159.3	—	1,159.3
Payments on long-term debt	(18.4)	(11.2)	(7.2)
Net proceeds from issuance of common stock	33.7	—	33.7
Payments of preferred stock dividends	(26.3)	—	(26.3)

Net cash provided by (used in) financing activities	1,148.3	(11.2)	1,159.5

Net increase in cash and cash equivalents from continuing operations	131.7	—	100.0
Net cash provided by discontinued operations	—	31.7	31.7
Cash and cash equivalents:
Beginning	15.7		5.4

Ending	$147.4		$137.1

MCLEODUSA INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Predecessor McLeodUSA:
For the period January 1 to April 16, 2002:
Allowance for doubtful accounts and discounts	$53,747,000	$6,256,000	$—	$13,183,000	$46,820,000
Valuation reserve on deferred tax assets	1,972,792,000	392,800,000	—	809,477,000	1,556,115,000

	$2,026,539,000	$399,056,000	$—	$822,660,000	$1,602,935,000

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Reorganized McLeodUSA:
For the period April 17 to December 31, 2002:
Allowance for doubtful accounts and discounts	$46,820,000	$19,089,000	$—	$10,171,000	$55,738,000
Valuation reserve on deferred tax assets	1,556,115,000	22,800,000	—	248,700,000	1,330,215,000

	$1,602,935,000	$41,889,000	$—	$258,871,000	$1,385,953,000

S-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR MCLEODUSA'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES