Form 10-K/A
period 2002-12-31
MCLEODUSA INC
filed 2003-04-10
CIK 919943

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

Explanatory Note

        Our annual report on Form 10-K for our fiscal year ended December 31, 2002 was filed on March 31, 2003.

        This amendment to our annual report on Form 10-K for our fiscal year ended December 31, 2002 reflects the inclusion in Item 8 (Financial Statements and Supplementary Data) of unaudited consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, reflecting the impact of discontinued operations as of December 31, 2001 and for the years ended December 31, 2001 and December 31, 2000. These unaudited consolidated financial statements replace supplemental unaudited financial schedules for these same periods. Conforming changes were also made to Item 7 (Management's Discussion and Analysis of Financial Conditions and Results of Operations), Item 8 (Financial Statements and Supplementary Data), and the certifications of the Chief Executive Officer and Chief Financial Officer made with respect to this annual report on Form 10-K/A for the fiscal year ended December 31, 2002.

        Other than as described above, we have made no further changes to our Form 10-K filed March 31, 2003.

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

Selected Consolidated Financial Data of McLeodUSA
(In millions, except per share data)

	Predecessor McLeodUSA					Reorganized McLeodUSA
	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	January 1 - April 16, 2002	April 17 - December 31, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations Statement:
Revenue	$333.6	$536.0	$948.2	$1,276.4	$311.4	$680.7
Operating Expenses
Cost of service (exclusive of depreciation expense shown separately below)	220.3	315.2	600.7	845.7	211.2	410.3
Selling, general and administrative	151.0	245.1	384.8	470.3	108.9	240.4
Depreciation and amortization	64.2	136.9	343.9	538.2	126.3	217.9
Reorganization, net	—	—	—	—	1,596.8	—
Restructuring, asset impairment and other charges (adjustment)	5.6	—	—	2,942.1	(6.8)	(0.1)

Total operating expenses	441.1	697.2	1,329.4	4,796.3	2,036.4	868.5

Operating Loss	(107.5)	(161.2)	(381.2)	(3,519.9)	(1,725.0)	(187.8)
Interest expense, net	(49.4)	(90.3)	(102.3)	(241.2)	(33.2)	(30.8)
Other income (expense)	2.0	5.3	(24.5)	109.8	2.0	(0.5)
Gain on cancellation of debt	—	—	—	—	2,372.8	—

(Loss) income before discontinued operations	(154.9)	(246.2)	(508.0)	(3,651.3)	616.6	(219.1)
Income from discontinued operations	30.0	25.9	30.7	51.5	167.1	17.7

Net (loss) income	(124.9)	(220.3)	(477.3)	(3,599.8)	783.7	(201.4)
Gain on exchange of Preferred Stock	—	—	—	851.2	—	—
Preferred stock dividend	—	(17.7)	(54.4)	(45.9)	(4.8)	(3.5)

(Loss) income applicable to common shares	$(124.9)	$(238.0)	$(531.7)	$(2,794.5)	$778.9	$(204.9)

Basic and diluted (loss) income per common share:
(Loss) income before discontinued operations	$(0.41)	$(0.60)	$(1.01)	$(4.59)	$0.97	$(0.80)
Discontinued operations	0.08	0.06	0.06	0.08	0.27	0.06

(Loss) income per common share	$(0.33)	$(0.54)	$(0.95)	$(4.51)	$1.24	$(0.74)

Weighted average common shares outstanding	376.8	443.1	558.4	620.3	627.7	276.3

	Predecessor McLeodUSA				Reorganized McLeodUSA
	December 31,
					April 17, 2002	December 31, 2002
	1998	1999	2000	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Balance Sheet Data:
Current assets (excluding assets held for sale)	679.8	1,405.0	362.3	322.0	312.1	289.9
Assets held for sale	392.7	757.9	880.0	781.2	440.5	11.1
Working capital (deficit)	835.3	1,821.7	370.5	(2,499.8)	367.7	22.4
Property and equipment, net	507.2	1,028.5	2,704.9	2,459.0	1,281.6	1,203.1
Total assets	1,925.2	4,203.1	7,357.0	4,755.1	2,548.3	2,000.3
Long-term debt	1,203.0	1,730.0	2,709.4	945.5	943.8	704.9
Redeemable convertible preferred stock	—	1,000.0	1,000.0	156.1	169.1	172.6
Stockholder's equity	462.8	1,108.5	2,756.1	27.0	980.7	775.8
	Predecessor McLeodUSA					Reorganized McLeodUSA
	Year ended December 31,
					January 1 to April 16, 2002	April 17 to December 31, 2002
	1998	1999	2000	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Other Financial Data:
Capital expenditures
Property, plant and equipment	$270.2	$478.8	$1,138.3	$631.2	$37.2	$88.0
Business acquisitions	$32.8	$531.3	$2,293.8	$43.5	$—	$—

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

SFAS 144, Re-Audit Requirement

        In connection with our reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC. In this Annual Report on Form 10-K/A, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that they would be required to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit McLeodUSA has included in this Annual Report on Form 10-K/A unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000.

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

Year Ended 2002 Compared with Year Ended 2001

        The following comparisons, as well as those for 2001 as compared to 2000, are based on the financial information presented in Item 6. "Selected Financial Data" as well as the Unaudited Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements, including our consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders' equity, consolidated statements of cash flow, notes to our consolidated financial statements for the year ended December 31, 2002, together with a report thereon of Deloitte & Touche LLP, are attached hereto as pages F-1 through F-35.

        Our unaudited consolidated financial statements, including our consolidated balance sheet, consolidated statements of operations and comprehensive loss, consolidated statements of stockholders' equity, consolidated statements of cash flow and notes to our unaudited consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000, are attached hereto as pages F-36 through F-69.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)(1)    The following consolidated financial statements of McLeodUSA and report of independent public accountants are included in Item 8 of this Form 10-K/A.

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

  Consolidated Statements of Cash Flows

    Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

    Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

  Notes to the Consolidated Financial Statements

  Unaudited Consolidated Balance Sheet—December 31, 2001

  Unaudited Consolidated Statements of Operations and Comprehensive Loss for the years ended
          December 31, 2001 and 2000

  Unaudited Consolidated Statements of Stockholders' Equity for the years ended December 31,
          2001 and 2000

  Unaudited Consolidated Statements of Cash Flows for the years ended December 31, 2001 and
          2000

  Notes to the Unaudited Consolidated Financial Statements

    (a)(2)  The following financial statement schedules are filed as part of this report and are attached hereto as pages S-1 and S-2.

  Schedule II—Valuation and Qualifying Accounts for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002.

  Schedule II—Valuation and Qualifying Accounts for the years December 31, 2001 and 2000 (unaudited).

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
4.16	Waiver dated as of June 27, 2002 to the Senior Credit Agreement dated as of May 31, 2000 (Filed as Exhibit 4.16 to Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).
4.17	Waiver dated as of June 27, 2002 to the Credit Agreement dated as of April 16, 2002 (Filed as Exhibit 4.17 to Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).
4.18
Waiver dated as of December 16, 2002 to the Senior Credit Agreement dated as of May 31, 2000 and the Credit Agreement dated as of April 16, 2002 (Filed as Exhibit 4.18 to Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).
4.19
Waiver dated as of March 14, 2003 to the Senior Credit Agreement dated as of March 31, 2000 and the Credit Agreement dated as of April 16, 2002 (Filed as Exhibit 4.19 to Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).
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
10.25	Employment Letter Agreement between McLeodUSA and Shawn Vick, dated July 8, 2002 (Filed as Exhibit 10.3 to the November 2002 Form 10-Q and incorporated herein by reference).
10.26	Employment Letter Agreement between McLeodUSA and Andreas Papanicolaou dated July 20, 2002 (Filed as Exhibit 10.4 to the November 2002 Form 10-Q and incorporated herein by reference).
21.1	Subsidiaries of McLeodUSA Incorporated (Filed as Exhibit 21.1 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche LLP (Filed as Exhibit 23.1 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MCLEODUSA INCORPORATED
April 10, 2003	By	/s/ CHRIS A. DAVIS Chris A. Davis Chairman and Chief Executive Officer

        I, Chris A. Davis, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of McLeodUSA Incorporated;

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

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC. In this Annual Report on Form 10-K/A, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), McLeodUSA is required to present its financial statements for the years ended

December 31, 2000 and 2001, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that Deloitte & Touche would be required to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit McLeodUSA has included in this Annual Report on Form 10-K/A unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000.

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

Date: April 10, 2003	/s/ CHRIS A. DAVIS Chris A. Davis Chief Executive Officer

        I, G. Kenneth Burckhardt, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of McLeodUSA Incorporated;

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

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC. In this Annual Report on Form 10-K/A, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), McLeodUSA is required to present its financial statements for the years ended

December 31, 2000 and 2001, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that Deloitte & Touche would be required to re-audit McLeodUSA's financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit McLeodUSA has included in this Annual Report on Form 10-K/A unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000.

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

Date: April 10, 2003	/s/ G. KENNETH BURCKHARDT G. Kenneth Burckhardt Chief Financial Officer

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

        Impairment:    In accordance with SFAS 144, whenever events or changes in circumstances indicate that the carrying amount of its long-lived assets may not be recoverable, McLeodUSA evaluates long-

lived assets to be held and used for impairment. McLeodUSA recognizes an impairment loss if the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Note 2.    SFAS 144 Re-Audit Requirement

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and Illinois Consolidated Telephone Company and associated businesses ("ICTC"). In this Annual Report on Form 10-K/A, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche

LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001. Since Arthur Andersen is no longer able to perform audits of publicly trade companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that they would be required to re-audit McLeodUSA's financial statements for the years ended December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit McLeodUSA has included in this Annual Report on Form 10-K/A unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000.

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

Note 3.    Emergence from Chapter 11 Proceedings

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

Note 3.    Emergence from Chapter 11 Proceedings (Continued)

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

Note 4.    Fresh-start Accounting

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

Note 5.    Assets Held For Sale

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

Note 9.    Capital Stock

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

Note 11.    Employee Benefit Plans

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

A summary of the options issued under Predecessor McLeodUSA stock option plans is as follows (in thousands):

Predecessor McLeodUSA:	Shares
Outstanding, January 1, 2002	105,314
Cancelled upon Effective Date of Plan	(105,314)

Outstanding April 16, 2002	—

A summary of the Omnibus Plan for the period April 17, 2002 to December 31, 2002, is as follows (in thousands):

Reorganized McLeodUSA:	Shares
Outstanding April 17, 2002	—
Granted	49,234
Exercised	—
Forfeited	(1,642)

Outstanding, December 31, 2002	47,592

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

Note 12.    Trade Receivables

        The composition of trade receivables, net, is as follows (in millions):

Reorganized McLeodUSA December 31, 2002
Trade receivables:
Billed	$137.6
Unbilled	11.2

148.8
Allowance for doubtful accounts and discounts	(55.7)

$93.1

Note 13.    Other Accrued Liabilities

        Other accrued liabilities consisted of the following (in millions):

Reorganized McLeodUSA December 31, 2002
Restructuring	$61.2
Accrued Sales/Use/Excise Taxes	18.3
Accrued property taxes	15.8
Other	57.5

$152.8

Note 14.    Restructuring and Impairment Charges

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

Note 15.    Goodwill and Other Intangible Assets

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

Note 16.    Accounting for Asset Retirement Obligations

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

        Upon adoption of SFAS 143 by McLeodUSA, an asset retirement obligation of $52.6 million was recorded. During the period from April 17, 2002 through December 31, 2002, $2.3 million was recognized as interest expense to accrete the liability to $54.9 million at December 31, 2002. Had McLeodUSA adopted SFAS 143 on January 1, 2001, it would have recorded a liability of $48.8 million. The additional interest expense incurred for the twelve months ended December 31, 2001 and the period January 1, 2002 to April 16, 2002 would have approximated $3.1 million and $0.9 million, respectively. The liability at December 31, 2001 would have been $51.9 million.

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

Note 20.    Effects of New Accounting Standards

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

Note 21.    Litigation

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

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including its directory publishing business and Illinois Consolidated Telephone Company and associated businesses. In accordance with generally accepted accounting principles in the United States, McLeodUSA is required to present its financial statements for the years ended December 31, 2001 and 2000, reflecting these businesses as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements for the years ended December 31, 2001 and 2000. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, the following unaudited consolidated financial statements are being provided to reflect divested businesses as discontinued operations in accordance with SFAS 144 as of December 31, 2001 and for the years ended December 31, 2001 and 2000.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions, except shares)

December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$137.1
Investment in available-for-sale securities	4.5
Trade receivables, net	150.8
Prepaid expenses and other	29.6
Assets held for sale	781.2

TOTAL CURRENT ASSETS	1,103.2

Property and equipment
Land and buildings	59.5
Communications networks	1,645.8
Furniture, fixtures and equipment	366.5
Networks in progress	866.6

2,938.4
Less accumulated depreciation	479.4

2,459.0

Investments, Intangibles and Other Assets
Goodwill, net	949.4
Other intangibles, net	158.5
Other	85.0

1,192.9

$4,755.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$15.7
Long-term debt classified as current	2,978.9
Accounts payable	81.5
Accrued payroll and payroll related expenses	23.1
Other accrued liabilities	360.3
Deferred revenue, current portion	13.2
Liabilities related to discontinued operations	130.3

TOTAL CURRENT LIABILITIES	3,603.0
Long-term debt, less current maturities	945.5
Deferred revenue, less current portion	16.4
Other long-term liabilities	7.1

4,572.0

Redeemable convertible preferred stock
Preferred, Series D, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2001 275,000	110.4
Preferred, Series E, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2001 125,000	45.7

156.1

Stockholders' Equity
Capital Stock:
Preferred, Series A, $.01 par value; authorized and issued 1,149,400; outstanding 1,149,375 shares	—
Common, Class A, $.01 par value; authorized 2,000,000,000 shares; issued and outstanding 2001 627,739,907	6.3
Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares; issued and outstanding none	—
Additional paid-in capital	3,843.4
Accumulated deficit	(3,821.6)
Accumulated other comprehensive income	(1.1)

27.0
$4,755.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In millions, except per share data)

	Year Ended December 31,
	2001	2000
Revenues	$1,276.4	$948.2

Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	845.7	600.7
Selling, general and administrative	470.3	384.8
Depreciation and amortization	538.2	343.9
Restructuring, asset impairment and other charges	2,942.1	—

Total operating expenses	4,796.3	1,329.4

Operating loss	(3,519.9)	(381.2)

Nonoperating income (expense):
Interest income	10.1	46.6
Interest expense, net of amounts capitalized	(251.3)	(148.9)
Other income (expense)	109.8	(24.5)

Total nonoperating expense	(131.4)	(126.8)

Loss from continuing operations	(3,651.3)	(508.0)
Discontinued operations:
Income from discontinued operations	51.5	30.7

Net loss	(3,599.8)	(477.3)
Gain on exchange of preferred stock	851.2	—
Preferred stock dividend	(45.9)	(54.4)

Net loss applicable to common shares	(2,794.5)	(531.7)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(4.59)	$(1.01)
Discontinued operations	0.08	0.06

Loss per common share	$(4.51)	$(0.95)

Weighted average common shares outstanding	620.3	558.4

Other comprehensive losses, net of tax:
Unrealized holding losses arising during the period	$(4.6)	$(46.1)
Less: reclassification adjustment for gains included in net income	(23.9)	(1.2)

Total other comprehensive loss	(28.5)	(47.3)

Comprehensive loss	$(3,628.3)	$(524.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In millions, except shares)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit
	Class A	Class B				Total
Balance, January 1, 2000	4.8	—	1,523.5	(494.5)	74.7	1,108.5
Net loss	—	—	—	(531.7)	—	(531.7)
Issuance of 23,162,175 shares of Class A common stock related to the exercise of stock options	0.2	—	52.0	—	—	52.2
Issuance of 108,593,090 shares of Class A common stock in connection with acquisitions	1.0	—	2,133.2	(0.9)	—	2,133.3
Issuance of 208,229 shares of Class A common stock to participants in the 401(k) profit-sharing plan	—	—	3.9	—	—	3.9
Issuance of 849,995 shares of Class A common stock to participants in the Employee Stock Purchase Plan	0.1	—	12.2	—	—	12.3
Amortization of compensation expense related to stock options	—	—	5.5	—	—	5.5
Issuance of 1,011,843 shares of Class A common stock to Series A preferred stockholders	—	—	19.4	—	—	19.4
Other comprehensive loss	—	—	—	—	(47.3)	(47.3)

Balance, December 31, 2000	6.1	—	3,749.7	(1,027.1)	27.4	$2,756.1
Net loss	—	—	—	(2,794.5)	—	(2,794.5)
Issuance of 8,600,897 shares of Class A common stock related to the exercise of stock options	0.1	—	28.6	—	—	28.7
Issuance of 3,395,695 shares of Class A common stock in connection with the Intelispan acquisition	0.1	—	37.7	—	—	37.8
Issuance of 1,657,125 shares of Class A common stock to participants in the 401(k) profit-sharing plan	—	—	3.8	—	—	3.8
Issuance of 1,272,591 shares of Class A common stock to participants in the Employee Stock Purchase Plan	—	—	5.1	—	—	5.1
Amortization of compensation expense related to stock options	—	—	3.9	—	—	3.9
Issuance of 3,216,954 shares of Class A common stock to Series A preferred stockholders	—	—	14.6	—	—	14.6
Other comprehensive loss	—	—	—	—	(28.5)	(28.5)

Balance, December 31, 2001	$6.3	$—	$3,843.4	$(3,821.6)	$(1.1)	$27.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Year Ended December 31,
	2001	2000
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,651.3)	$(508.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339.4	170.5
Amortization	198.8	173.4
Accretion of interest on senior discount notes	48.7	43.1
Gain on sale of assets	(114.5)	—
Restructuring, asset impairment and other charges	2,926.8	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Trade receivables	21.0	(48.2)
Inventory	8.8	0.7
Deferred expenses	(0.6)	(0.3)
Prepaid expenses and other	10.1	63.8
Accounts payable and accrued expenses	(311.4)	(90.3)
Deferred revenue	(14.2)	11.7
Customer deposits	(22.6)	13.2
Cash provided by discontinued operations	96.6	87.2

Net cash used in operating activities	(464.4)	(83.2)

Cash Flows from Investing Activities
Purchases of property and equipment	(631.2)	(1,138.3)
Other assets	(66.3)	(90.9)
Available for sale securities:
Purchases	(69.6)	(599.8)
Sales	129.4	111.5
Maturities	—	1,357.5
Proceeds from the sale of assets	138.8	—
Other	0.4	5.7
Cash used in discontinued operations	(53.7)	(131.2)

Net cash used in investing activities	(552.2)	(485.5)

Cash Flows from Financing Activities
Net proceeds from long-term debt	1,159.3	565.6
Payments on long-term debt	(7.2)	(337.9)
Net proceeds from issuance of common stock	33.7	64.5
Payments of preferred stock dividends	(26.3)	(26.3)
Net proceeds from preferred stock	—	(1.0)
Cash (used in) provided by discontinued operations	(11.2)	1.0

Net cash provided by financing activities	1,148.3	265.9

Net increase (decrease) in cash and cash equivalents	131.7	(302.8)
Cash and cash equivalents
Beginning	5.4	308.2

Ending	$137.1	$5.4

Supplemental Disclosure of Cash Flow Information
Cash payment of interest	$255.3	$146.1

Supplemental Schedule of Noncash Investing and Financing Activities
Capital leases incurred for the acquisition of property and equipment	$9.8	$11.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Significant Accounting Policies

        Nature of business:    McLeodUSA Incorporated ("McLeodUSA") a Delaware corporation, through its subsidiaries, provides integrated communications services, including local services, primarily in 25 Midwest, Southwest, Northwest and Rocky Mountain states. McLeodUSA's business is highly competitive and is subject to various federal, state and local regulations.

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

        For the years ended December 31, 2001 and 2000, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the consolidated balance sheet. See Note 2 for further discussion of discontinued operations.

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

Background of Restructuring and Emergence from Bankruptcy

        Beginning in August of 2001, McLeodUSA initiated a broad strategic and operational restructuring to refocus its business on core areas of expertise within its 25-state footprint, improve business discipline and processes and reduce its cost structure, all with a goal of eventually developing positive cash flow from operations. Key elements of the operational restructuring included reducing employee base, consolidating facilities, reducing capital expenditures, selling certain non-core assets and de-emphasizing certain unprofitable services. Also in 2001, McLeodUSA initiated a financial restructuring to substantially reduce its outstanding debt. As part of the financial restructuring,

McLeodUSA and its senior secured lenders agreed to amend the McLeodUSA Credit Agreement to permit the financial restructuring.

        On January 31, 2002, McLeodUSA commenced proceedings under Chapter 11 of the Bankruptcy Code and filed the Plan. On April 5, 2002, the Bankruptcy Court confirmed the Plan. The general unsecured creditors of McLeodUSA, except for the holders of all of its outstanding notes (including its 10 1/2% Senior Discount Notes, 9 1/4% Senior Notes, 8 3/8% Senior Notes, 9 1/2% Senior Notes, 8 1/8% Senior Notes, 12% Senior Notes, 11 1/2% Senior Notes and 11 3/8% Senior Notes (collectively, the "Notes")), were unaffected by the Chapter 11 proceedings and the Plan. The Plan became effective on April 16, 2002 and resulted in the following:

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

        The Plan also provided for the distribution of a portion of Reorganized McLeodUSA Class A Common Stock to holders of Predecessor McLeodUSA Class A Common Stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Reorganized McLeodUSA Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve at 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock pending resolution of the securities claims against McLeodUSA associated with the putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of Reorganized McLeodUSA Class A Common Stock to record holders of Predecessor McLeodUSA Common Stock as of April 5, 2002, the distribution record date under the Plan. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of Predecessor McLeodUSA Class A Common Stock may be entitled to additional distributions of Reorganized McLeodUSA Class A Common Stock from the 18,000,000 shares held in the disputed claims reserve.

        McLeodUSA implemented, upon the effective date of the Plan, fresh start reporting under the provisions of Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). The provisions of fresh start reporting required McLeodUSA to revalue its assets and liabilities during 2002 to fair value, re-establish stockholders' equity using the reorganization value established in connection with the Plan, and record the applicable reorganization value in excess of amounts allocable to identified assets. The adoption of SOP 90-7 and fresh start reporting (including the effect of the sale Pubco) had a material effect on McLeodUSA's financial statements. No adjustments have been made in the financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000, to reflect the provisions of SOP 90-7. As a result, these financials statements are not comparable with financial statements for periods following April 16, 2002, the effective date of the Plan.

        Accounting estimates:    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Regulatory accounting:    Illinois Consolidated Telephone Company ("ICTC") and Dakota Community Telephone, Inc., independent local exchange carriers (together the "ILECs") and indirect wholly- owned subsidiaries of McLeodUSA, prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"). In analyzing the effects of discontinuing the application of SFAS No. 71, management has determined that the useful lives of plant assets used for regulatory and financial reporting purposes are consistent with generally accepted accounting principles in the United States of America, and therefore any adjustments to telecommunications plant would be immaterial, as would be the write-off of regulatory assets and liabilities. The ILECs were sold in 2002 and are reflected in these financial statements as discontinued operations in accordance with SFAS 144.

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

        Property and equipment:    Property and equipment is stated at cost. Networks in progress includes construction costs, internal labor, overhead and interest capitalized during the construction and installation of fiber optic telecommunications networks as well as new and reusable parts to maintain those fiber optic networks. These costs are considered in progress until the networks become operational at which time the costs are reclassified as telecommunications network assets. Interest is also capitalized as part of the development of McLeodUSA's software.

        The ILECs' property and equipment for their regulated operations, which is included in assets held for sale in the consolidated balance sheet, is summarized as follows at December 31, 2001 (in millions):

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

        Goodwill:    Prior to the adoption of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS 142") in 2002, which requires a non-amortization approach to goodwill, goodwill resulting from McLeodUSA's acquisitions was being amortized over a range of 15 to 30 years using the straight-line method. Goodwill is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Accumulated amortization on goodwill totaled $126.4 million at December 31, 2001.

        Other intangibles:    Other intangibles consist of customer lists and noncompete agreements related to McLeodUSA's acquisitions and line installation costs incurred in the establishment of local access lines for customers. The customer lists and noncompete agreements are being amortized using the straight-line method over periods ranging from 3 to 15 years. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the expected service lives of residential and business customers. Accumulated amortization on the other intangibles totaled $184.5 million at December 31, 2001.

        Impairment:    Prior to the adoption of SFAS 144 in 2002, McLeodUSA followed the impairment provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of ("SFAS 121"). In accordance with SFAS 121, whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable, McLeodUSA assesses long-lived assets to be held and used for impairment. McLeodUSA recognizes an impairment loss if the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Income tax matters:    McLeodUSA recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance when appropriate (see Note 8). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Deferred revenue:    Amounts received in advance under long-term operating leases of fiber optic telecommunications networks are recognized as revenue on a straight-line basis over the life of the leases.

        Revenue recognition:    Revenues for local and long-distance services are recognized when subscribers use telecommunications services. The revenue from indefeasible rights to use fiber optic telecommunications network facilities is recognized over the term of the related lease unless it qualifies as a sales type lease, on which revenue is recognized at the time the sale criteria in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate are met. These criteria include requirements that (1) specific fiber be identified and accepted by the customer, (2) at least 25% of the sale proceeds have been received and (3) all additional services provided by McLeodUSA are separable and the related revenue is recognized as those services are performed. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed. Because McLeodUSA also enters into agreements to purchase fiber optic telecommunications network facilities, McLeodUSA reviews all sales type leases to determine whether a nonmonetary exchange has occurred under the provisions of Accounting Principles Board ("APB") Opinion No. 29, Accounting for Nonmonetary Transactions. Although cash was exchanged, McLeodUSA determined one such nonmonetary exchange occurred where McLeodUSA recorded revenue (less than 1/2% of 2001 revenue). Revenue recognition for this reciprocal transaction was based on numerous factors, most notably (1) the assets exchanged were dissimilar (assets held for sale in the ordinary course of business exchanged for assets to be used to provide telecommunications services), (2) fair value was determinable within reasonable limits and (3) the transaction had a valid business purpose.

        The ILECs' toll revenue, which is included within discontinued operations in the consolidated statement of operations, is provided through a combination of billed carrier access charges, traditional end-user billed toll revenues, interstate tariffed subscriber line charges and the ILECs' share of revenues and expenses from the non-traffic sensitive pool administered by the National Exchange Carrier Association. The ILECs' prescribed rate of return on interstate access revenues for 2001 continued to be 11.25%, as it had been since the FCC's represcription order in December 1990. The

FCC's rate of return rules also establish a maximum for the overall interstate rate of return by allowing up to 0.25% over the prescribed rate, and also establish a maximum rate of return for each individual access element by allowing up to 0.40% over the prescribed rate per element.

        Fees from telemarketing contracts are recognized as revenue in the period the services are performed.

        Revenues from directories, included within discontinued operations in the consolidated statement of operations, are recognized upon publication of directories, which typically corresponds with distribution and is when the earnings process is complete. Customer deposits consist primarily of cash received from customers at the time a sales contract is signed. They are recorded as revenue when the related directory is published.

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

        Effective January 1, 2000, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101, McLeodUSA changed its accounting for certain activation and reactivation fees charged to its customers. McLeodUSA now defers these fees and records the related revenue over the expected customer service periods rather than recording the revenues when received. This change in accounting policy did not have a material effect on results of operations or financial position.

        Cost of service and deferred expenses:    Cost of service includes local and long-distance services purchased from certain MegaBells and interexchange carriers, the cost of providing local exchange services to customers in the independent local exchange service areas, and the cost of fiber related to sales type leases. Cost of service also includes direct costs associated with telemarketing services.

        Cost of service for Pubco, which was sold in 2002 and reflected in these financial statements as a discontinued operation, includes production costs associated with the publication of directories. Deferred expenses consist of production and selling costs on unpublished directory advertising orders. They are expensed when the related directory is published and the related revenue of the directory is recognized.

        Key business suppliers:    Qwest, Ameritech/SBC and Verizon are McLeodUSA's primary suppliers of non-owned local central office switching and local lines.

        Stock options issued to employees:    McLeodUSA follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation("SFAS 123"), which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. As permitted under SFAS 123, McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but is required to make pro forma disclosures in the footnotes to the financial statements as if the measurement provision of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure—an Amendment of SFAS 123, had been adopted. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. The market value used for stock options granted is based upon the closing price of the Class A common stock on the day before the grant date. The following table illustrates the effect on net income and earnings per share if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31, 2001	Year ended December 31, 2000
Net loss applicable to common shares, as reported	($2,794.5)	$(531.7)
Less: total stock-based employee compensation expense determined under fair value based methods awards	(212.5)	(212.7)

Pro forma net loss applicable to common shares	($3,007.0)	($744.4)

Loss per share:
Basic and diluted, as reported	($4.51)	($0.95)

Basic and diluted, pro forma	($4.85)	($1.33)

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

        Common stock split:    On February 29, 2000, McLeodUSA announced a three-for-one stock split in the form of a stock dividend on its Class A common stock. The record date for the stock split was April 4, 2000 and the distribution of the additional shares took place on April 24, 2000. All share data in the consolidated financial statements and notes to the financial statements have been adjusted to reflect the stock split.

        Reclassifications:    Certain items in the 2001 and 2000 consolidated financial statements have been reclassified to be consistent with the presentation in the 2002 consolidated financial statements.

Note 2.    Assets Held for Sale

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

        For the years ended December 31, 2001 and 2000, the operating results of the businesses listed above have been reported as discontinued operations in the consolidated financial statements in accordance with SFAS 144. At December 31, 2002, all of the businesses have been sold (see Note 19 for further discussion of asset dispositions).

        The carrying amounts of the major classes of assets held for sale and liabilities related to discontinued operations as of December 31, 2001, were as follows (in millions):

	December 31, 2001
	IBS	CapRock Services	Pubco	DTG	Green County	ICTC	Total
Assets held for sale:
Current assets	$7.7	$7.2	$154.7	$10.8	$3.4	$19.7	$203.5
Property and equipment, net	0.3	7.7	36.3	71.5	6.9	100.6	223.3
Intangible assets	4.3	1.4	316.1	1.8	9.1	—	332.7
Other noncurrent assets	0.2	0.2	—	0.2	—	—	0.6

	$12.5	$16.5	$507.1	$84.3	$19.4	$120.3	$760.1

Liabilities related to discontinued operations:
Current liabilities	$1.9	$3.7	$51.6	$5.3	$—	$35.2	$97.7
Long-term debt	0.1	—	1.6	—	—	20.8	22.5
Other long-term liabilities	—	0.2	—	0.1	—	9.8	10.1

	$2.0	$3.9	$53.2	$5.4	$—	$65.8	$130.3

        McLeodUSA has recorded an equity interest in a partnership totaling $21.1 million as assets held for sale in addition to the businesses listed above.

        For the years ended December 31, 2001 and 2000, the amount of revenue and net income attributable to the discontinued operations and the assets held for sale were as follows (in millions):

	Year ended December 31, 2001	Year ended December 31, 2000
Revenues:
IBS	$41.8	$41.6
CapRock Services	30.8	—
Pubco	298.4	253.9
DTG	36.2	28.6
Greene County	7.5	7.2
ICTC	119.7	117.2

	$534.4	$448.5

	Year ended December 31, 2001	Year ended December 31, 2000
Net Income (loss):
IBS	$(2.9)	$(0.1)
CapRock Services	3.1	—
Pubco	21.4	11.3
DTG	(8.7)	(7.1)
Greene County	0.2	(0.5)
ICTC	38.4	27.1

	$51.5	$30.7

Note 3.    Trade Receivables

        Trade receivables include certain unbilled revenue from recoverable costs not yet billed on network contracts. It is anticipated that a substantial portion of all such amounts at December 31, 2001 will be collected within one year.

        The composition of trade receivables, net is as follows:

December 31, 2001
Trade receivables:
Billed	$155.1
Unbilled	33.4

188.5
Allowance for doubtful accounts and discounts	(37.7)

$150.8

Note 4.    Investments

        At December 31, 2001, McLeodUSA held $4.5 million in marketable equity securities and has classified them as available-for-sale. The marketable equity securities have been recorded at their fair market value at December 31, 2001.

Note 5.    Pledged Assets and Debt

        As described in Note 1, on January 31, 2002, McLeodUSA filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. Under the Plan, all Notes were discharged in exchange for cash and the issuance of convertible preferred stock and warrants. McLeodUSA did not make its scheduled January 2002 interest payments on its 11 3/8%, 12% and 9 1/4% Notes. The nonpayment of interest and the filing of the voluntary petition under Chapter 11 resulted in default on all of the Notes. These Notes have been classified as short-term at December 31, 2001.

        Any restructuring involving a payment to holders of the Notes, other than regularly scheduled payments of principal and interest, required a majority consent under McLeodUSA's Credit Agreement (the "Credit Agreement"). In order to effect a restructuring, McLeodUSA entered into the Third Amendment to the Credit Agreement (the "Third Amendment"). Under the Third Amendment, the lenders under the Credit Agreement waived: (1) any bankruptcy and payment cross-defaults with respect to the Notes arising from the restructuring; (2) covenants respecting the sales of assets in order to allow the sale of Pubco pursuant to the restructuring, and use of the $600 million of proceeds therefrom to make a payment to the holders of the Notes; and (3) certain other covenants and other provisions of the Credit Agreement that would have restricted McLeodUSA's ability to enter into various transactions necessary to consummate the restructuring.

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

        McLeodUSA's debt consisted of the following at December 31, 2001 (in millions):

Revolving Credit Facility, variable rate due May 31, 2007	$150.0
Tranche A Term Facility, variable rate due in various installments through May 31, 2007	275.0
Tranche B Term Facility, variable rate due May 30, 2008	575.0
10 1/2% Senior Discount Notes due March 1, 2007 (A)	491.7
9 1/4% Senior Notes due July 15, 2007 (A)	225.0
8 3/8% Senior Notes due March 15, 2008 (A)	300.0
9 1/2% Senior Notes due November 1, 2008 (A)	300.0
8 1/8% Senior Notes due February 15, 2009 (A)	500.0
11 1/2% Senior Notes due May 1, 2009 (A)	203.2
12% Senior Notes due July 15, 2008 (A)	149.0
11 3/8% Senior Notes due January 1, 2009 (A)	750.0
Capitalized Lease payable, due in various installments payments, bearing Interest at 3.90% to 11.5%, with final payment due in December 2004	21.1
Other long-term borrowings, due in various installments Bearing interest at rates ranging from 0% to 9.0% through December 2004	0.1

3,940.1

Less current maturities of long-term debt	15.7
Less long-term debt classified as current	2,978.9

$945.5

  (A)
  Notes classified as current due to default after December 31, 2001.

        Principal payments required on the outstanding debt at December 31, 2001 are as follows (in millions):

2002	$2,994.6
2003	21.3
2004	41.0
2005	74.5
2006	108.9

Later years	699.8

$3,940.1

Note 6.    Restructuring and Impairment Charges

        During the second quarter of 2001, McLeodUSA instituted a plan to reduce costs and focus operations on its core 25-state footprint. In conjunction with this plan, McLeodUSA recorded a $28.2 million charge for the reduction of its workforce by approximately 900 employees and the termination of leases associated with the abandonment of office space and equipment space. During the third quarter of 2001, McLeodUSA decided on a comprehensive restructuring of its business. Under this restructuring, McLeodUSA decided to (1) abandon its plans for a national network and placed the associated assets for sale; (2) sell other non-core and non-operating assets; (3) further reduce the workforce by approximately 1,500 employees and (4) consolidate and eliminate certain existing duplicative facilities.

        The third quarter restructuring resulted in a $2.9 billion charge to write down goodwill and other long-lived assets associated with the national network, other non-core assets and construction work-in-progress ($2.7 billion), provided for involuntary employee separations ($11.5 million), provided for facilities consolidations ($127.9 million) and other contractual commitments related to national network and software development projects ($60.9 million).

        Included in the write down was approximately $2.1 billion in goodwill and other intangible assets which originated from numerous acquisitions, most notably Splitrock Services, Inc. ("Splitrock"). In addition, McLeodUSA reduced long-lived assets and construction work-in-progress associated with Splitrock by approximately $260 million to appropriately mark those assets to fair value. As a result of abandoning McLeodUSA's plans for a national network, McLeodUSA decided to sell certain assets acquired in the Splitrock transaction and other businesses which are no longer considered core strategic businesses.

        In addition to the operating assets above, McLeodUSA reduced other long-lived assets and construction work-in-progress by $313.0 million to reflect the net realizable value of certain non-core assets which McLeodUSA planned to actively market and sell over the next twelve months. These assets contributed approximately $62 million of depreciation expense for the year ended December 31, 2001.

        The following table shows the charges, uses and remaining liability for the twelve months ended December 31, 2001 (in millions):

	2001 Charges	Reductions Through December 31, 2001	Remaining Liability
Goodwill and other intangible services	$2,123.8	$2,123.8	$—
Long-lived assets and construction work-in-progress	573.1	573.1	—
Employee separations	28.2	17.8	10.4
Facility closure costs	139.4	47.8	91.6
Other contractual commitments	60.9	3.2	57.7

	$2,925.4	$2,765.7	$159.7

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

Note 7.    Leases and Commitments

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

	Capital Leases	Operating Leases
2002	17.1	$52.4
2003	4.5	48.2
2004	0.5	43.9
2005	—	38.4
2006	—	34.2
Thereafter	—	97.7

	$22.1	$314.8
Less amount representing interest	1.0

Present value of net minimum lease payments	21.1

Less current portion of obligations under capital leases	15.6

Long-term obligations under capital leases	$5.5

        The total rental expense included in the consolidated statements of operations for 2001 and 2000 was approximately $159.8 million and $60.6 million, respectively, which also includes short-term rentals for office facilities.

        Alcatel:    In January 1999 McLeodUSA entered into an agreement with Alcatel USA Marketing, Inc. to purchase equipment, software and services for a total commitment of $200 million over a six year period. If McLeodUSA does not meet the committed purchases on a cumulative annual basis, Alcatel retains the right to renegotiate the applicable prices. If regulatory conditions substantially prevent McLeodUSA from continuing to implement its current network deployment plans, McLeodUSA has the option to request renegotiation of unit prices based on revised quantities of products or to renegotiate unit prices based on the quantities of products purchased to that time and cease any further purchases of products. This contract was subsequently canceled in 2002.

Note 8.    Income Tax Matters

        Net deferred taxes consist of the following components as of December 31, 2001(in millions):

Deferred tax assets:
Net operating loss carryforwards	$1,952.5
Accruals and reserves not currently deductible	112.0
Deferred revenues	13.0
Intangibles and other assets	2.3
Other	1.5
2,081.3

Less valuation allowance	1,960.9
120.4
Deferred tax liabilities:
Property and equipment	46.6
Other investments	5.4
Deferred line installation cost	52.7
Other	15.7

120.4

$—

        A valuation allowance has been recognized to offset the related net deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards. McLeodUSA has available net operating loss carryforwards totaling approximately $4.7 billion which expire in various amounts in the years 2008 to 2020.

        If McLeodUSA is successful in implementing the Plan, most of the capital loss carryforwards and the net operating loss carryforwards are expected to be eliminated. Other tax attributes, including asset bases, could also be reduced if the Plan becomes effective. McLeodUSA is still reviewing the overall tax impact of the implementation of the Plan.

        The income tax rate differs from the U.S. Federal income tax rate for 2001 and 2000 due to the following:

	2001	2000
"Expected" tax (benefit) rate	(35)%	(35)%
Percent increase (decrease) in income taxes resulting from:
Change in valuation allowance	34	24
Goodwill amortization for stock purchases	1	11

	—	—

Note 9.    Stock-based Compensation Plans

        At December 31, 2001, McLeodUSA had various stock-based compensation plans which are described below. Upon the effective date of the Plan, April 16, 2002, all options under the stock option plans described below were cancelled and the plans were terminated. Grants under McLeodUSA's stock option plans are accounted for in accordance with APB 25 and related Interpretations. McLeodUSA granted a total of 9,922,128 stock options in January and February 1996 at an exercise price of $0.445 per share. The estimated aggregate fair market value of these options at the date of grant was later determined to exceed the aggregate exercise price by approximately $9,190,000. Additionally, in September 1997, McLeodUSA granted a total of 8,813,670 stock options at an exercise price of $4.08 per share. The aggregate fair market value of these options at the date of grant exceeded the aggregate exercise price by approximately $15,790,000. As a result, McLeodUSA was amortizing these amounts over the four-year vesting period of the options. Compensation cost of $488,000, and $4,995,000 has been charged to net income for the years ended December 31, 2001 and 2000, respectively, using the intrinsic value based method as prescribed by APB 25.

        1992, 1993 and 1995 Incentive Stock Option Plans:    McLeodUSA had reserved 3,490,782 shares of its Class A common stock for issuance to employees under the 1992, 1993 and 1995 Incentive Stock Option Plans. Options outstanding under these plans were granted at prices equal to the estimated fair market value on the dates of grant as determined by McLeodUSA's Board of Directors. Under the 1992 and 1993 plans, all options granted became exercisable at a rate of 25% per year, on a cumulative basis, and expire seven years after the date of grant. Under the 1995 plan, all options, except for options granted to McLeodUSA's chairman and chief executive officer, became exercisable at a rate of 25% per year, on a cumulative basis, beginning five years from the date of grant. The options granted to McLeodUSA's chairman and chief executive officer vested at a rate of 20% per year on a cumulative basis. All options granted under the 1995 plan expired ten years after the date of grant. These plans were superseded by the 1996 Employee Stock Option Plan.

        1996 Employee Stock Option Plan:    In 1997, McLeodUSA's stockholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares of Class A common stock available under the plan to 225,000,000 shares from 27,150,000 shares. At December 31, 2001, after adjusting for option exercises, McLeodUSA had reserved 199,817,448 shares of Class A common stock for issuance under the plan. The exercise price for incentive stock options granted under this plan is no less than the fair market value, as defined in the plan, of Class A common stock on the date of the grant (or 110% of the fair market value if the grantee beneficially owned more than 10% of the outstanding Class A common stock). The options granted expired ten years after the grant date (or five years after the grant date if the grantee beneficially owned more than 10% of the outstanding Class A common stock) and vested over periods determined by the Compensation Committee.

        Directors' Stock Option Plan:    McLeodUSA had reserved, after adjusting for option exercises, 3,986,250 shares of Class A common stock for issuance under the Directors' Stock Option Plan to directors who were not officers or employees of McLeodUSA. The Director's plan was adopted and approved by the stockholders in 1993. Under the plan as amended and restated, each eligible director who commenced service was granted an initial option to purchase up to 120,000 shares of Class A common stock, such amount to be determined by the Board of Directors in its discretion. Each such eligible director was also granted additional options to purchase up to 60,000 shares of Class A common stock after each subsequent annual meeting of the stockholders. In addition, each eligible director received discretionary options as determined by the Board of Directors. No more than an aggregate of 600,000 shares of Class A common stock were to be granted as discretionary options. Options granted under the Directors' plan vested at a rate of 25% per year, on a cumulative basis, and expired seven years after the date of grant (ten years after the date of grant for options granted under the amended and restated plan). However, upon a change in control of McLeodUSA as defined in the Directors' plan, all options would become fully exercisable. McLeodUSA had the right to repurchase any Class A common stock issued pursuant to the exercise of an option granted under this plan that was offered for sale to an individual who was not an employee or director of McLeodUSA.

        The fair value of each grant under McLeodUSA's stock option plans was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001 and 2000, respectively: no expected dividends, risk-free interest rates of 4.8% and 6.36%; price volatility of 189.04% and 90.52% and expected lives of 4 years.

        Employee Stock Purchase Plan:    Under the Employee Stock Purchase Plan, employees were able purchase up to an aggregate of 6,000,000 shares of Class A common stock through payroll deductions. Employees of McLeodUSA employed more than 90 days and who were regularly scheduled to work more than 20 hours per week were eligible to participate in the plan, provided that they owned less than five percent of the total combined voting power of all classes of stock of McLeodUSA. The purchase price for each share was determined by the Compensation Committee, but could not be less than 85% of the closing price of the Class A common stock on the first or last trading day of the applicable purchase period, whichever was lower. No employee was able to purchase in any calendar year Class A common stock having an aggregate fair value in excess of $25,000 as determined by the closing price of the Class A common stock on the first trading day of the relevant purchase period or periods. McLeodUSA implemented this plan effective February 1, 1997. Under the plan, McLeodUSA sold 1,303,033 shares of Class A common stock in 2001 and 849,995 shares in 2000. The fair value of the employees' purchase rights was calculated for disclosure purposes using the Black-Scholes model with the following assumptions: an expected life of 6 months in 2001 and 2000; a risk-free interest rate of 4.8% in 2001 and 6.36% in 2000; expected volatility of 189.04% in 2001, and 90.52% in 2000; and no expected dividends. The weighted average fair value of each purchase right granted in 2001 was $12.71 and in 2000 was $7.25. This plan was terminated on January 19, 2002.

        A summary of the status of McLeodUSA's stock option plans as of and for the years ended December 31, 2001 and 2000 is as follows (in thousands, except price data):

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2000	101,274	4.99
Granted	43,190	19.03
Substituted and converted in connection with acquisitions	9,051	9.55
Exercised	(19,438)	2.61
Forfeited	(7,176)	11.44

Outstanding at December 31, 2000	126,901	10.08

Granted	18,347	5.88
Exercised	(6,793)	4.14
Forfeited	(33,141)	13.52

Outstanding at December 31, 2001	105,314

	Number of Options
	2001	2000
Exercisable, end of year	44,360	31,938

Weighted-average fair value per option of options granted during the year	$5.73	$12.48

        Other pertinent information related to the options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.13 to $0.70	3,868,817	2.1	$0.40	3,169,370	$0.41
$0.71 to $2.96	10,120,769	6.2	2.52	5,084,270	2.84
$3.10 to $4.96	20,603,637	6.5	4.27	13,195,833	4.31
$5.02 to $7.50	33,291,224	7.8	6.19	9,434,305	6.11
$7.51 to $11.25	12,813,018	7.5	8.21	6,393,964	8.22
$11.26 to $16.87	6,047,772	8.2	13.93	2,300,217	13.94
$17.25 to $17.54	8,482,135	5.7	17.52	1,534,157	17.52
$17.55 to $20.46	7,486,974	8.2	20.44	2,046,828	20.39
$20.47 to $30.70	1,797,225	8.1	22.20	530,863	22.34
$30.71 to $124.48	802,656	7.8	62.65	669,792	62.76

	105,314,227	7.0	$8.57	44,359,599	$7.61

Note 10.    Capital Stock Information and Stockholders' Agreements

        Authorized Capital Stock.    Prior to the effective date of the Plan, McLeodUSA had the authority to issue 2,034,000,000 shares of capital stock, consisting of 2,000,000,000 shares of Class A common stock, par value $.01 per share; 22,000,000 shares of Class B common stock, par value $.01 per share; 2,000,000 shares of serial preferred stock, par value $.01 per share; and 10,000,000 shares of Class II serial preferred stock, par value $.001 per share.

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

        The exchange of the Original Redeemable Preferred Shares for the New Redeemable Preferred Shares was based on the fair value of those securities at the date of the Exchange Agreement. For financial accounting purposes, the carrying value of the Original Redeemable Preferred Shares ($1.0 billion) over the fair value of the New Redeemable Preferred Shares ($147.0 million) was recorded as a gain on preferred stock exchange, net of transaction costs, and has reduced McLeodUSA's reported net loss to arrive at net loss available to common stockholders for the period ended December 31, 2001. The New Redeemable Preferred Shares are redeemable on a proportionally equal basis, in whole or in part, by McLeodUSA within 180 days following September 15, 2009. McLeodUSA can declare mandatory conversion after September 15, 2006 if the 60 day average market price of the Class A common stock exceeds the conversion price by at least 1%. The New Redeemable Preferred Shares will accrete for book purposes to their liquidation value of $1 billion by September 15, 2009, using the effective interest method, which will reduce prospective earnings available to common stockholders. The New Redeemable Preferred Shares were cancelled on the effective date of the Plan.

        Cumulative Convertible Preferred Stock:    McLeodUSA issued one million shares of its Series A Preferred Stock on August 11, 1999 and an additional 150,000 shares on August 23, 1999. Holders of Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.75% of the liquidation preference payable quarterly on each February 15, May 15, August 15 and November 15. The quarterly dividend is $4.21875 per share, payable at McLeodUSA's option in cash or shares of Class A common stock. Series A Preferred Stock is convertible at the option of its holder, unless previously redeemed, at any time after the issue date, into shares of Class A common stock at a conversion rate of 25.79979 shares of Class A common stock for each share of Series A Preferred Stock (representing a conversion price of $9.69 per share of Class A common stock), subject to adjustment in certain events. In addition, if on or after August 15, 2002, the closing price of Class A common stock has equaled or exceeded 135% of the conversion price for at least 20 out of 30 consecutive business days, McLeodUSA will have the option to convert all of the Series A Preferred Stock into Class A common stock at the then current conversion rate. The holders of the Series A Preferred Stock will not be entitled to any voting rights unless payments of dividends on the Series A Preferred Stock are in arrears and unpaid for an aggregate of six or more quarterly dividend payments. McLeodUSA elected not to declare the quarterly stock dividend on the Series A Preferred Stock due November 15, 2001. The dividend will continue to accumulate at the rate of 6.75% annually. As of December 31, 2001, cumulative unpaid dividends totaled approximately $7.3 million. The Series A Preferred Stock was cancelled on the effective date of the Plan.

Note 11.    Change-of-Control Agreements

        McLeodUSA entered into change-of-control agreements with certain executive employees, which provided for certain payments in connection with termination of employment after a change of control (as defined within the agreements) of McLeodUSA. A change in control occurred in connection with McLeodUSA's emergence from bankruptcy, and associated recapitalization, and McLeodUSA made certain payments in 2002, totaling approximately $2.4 million, required under the agreements.

Note 12.    Retirement Plans and Postretirement Benefits

        ICTC, which was sold in 2002 and reflected in these financial statements as a discontinued operation, maintains noncontributory defined pension and death benefit plans covering substantially all of its hourly employees. The pension benefit formula used in the determination of pension cost is based on the highest five consecutive calendar years' base earnings within the last ten calendar years immediately preceding retirement or termination. It is ICTC's policy to fund pension costs as they accrue subject to any applicable Internal Revenue Code limitations.

        In addition to providing pension benefits, ICTC provides an optional retiree medical program to its salaried and union retirees and spouses under age 65 and life insurance coverage for the salaried retirees. All retirees are required to contribute to the cost of their medical coverage while the salaried life insurance coverage is provided at no cost to the retiree.

        The change in benefit obligations and the change in plan assets for 2001, and the components of net periodic benefit costs and the weighted-average assumptions for 2001 and 2000 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Change in benefit obligations
Benefit obligation at beginning of year	$42.5	$5.6
Service cost	0.8	0.1
Interest cost	3.2	0.4
Benefits paid	(3.2)	(0.2)
Actuarial losses (gains)	4.1	1.8
Benefit obligation at end of year	$47.4	$7.7
Change in plan assets
Fair value of plan assets at beginning of year	$54.0	$—
Actual return on plan assets	—	—
Employer contributions	—	0.2
Benefits paid	(3.2)	(0.2)
Fair value of plan assets at end of year	$50.8	$—
Funded status	$3.4	$(7.7)
Unrecognized net actuarial gain	(8.2)	(1.0)
Unrecognized prior service cost	3.0	(1.7)
Unrecognized transition (asset) or obligation	—	3.2
Accrued benefit cost	$(1.8)	$(7.2)

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
Components of net periodic benefit costs
Service cost	$0.7	$0.7	$0.1	$0.1
Interest cost	3.2	3.0	0.4	0.4
Expected return on plan assets	(4.2)	(4.2)	—	—
Amortization of prior service costs	0.5	0.5	(0.2)	(0.2)
Amortization of transitional obligation	—	—	0.4	0.4
Recognized actuarial gain	(0.7)	(1.1)	(0.2)	(0.1)

Net periodic benefit cost	$(0.5)	$(1.1)	$0.5	$0.6

Weighted-average assumption as of December 31
Discount rate	7.0%	7.5%	7.0%	7.5%
Expected return on plan assets	8.0%	8.0%	—	—
Rate of compensation increase	5.0%	5.0%	5.0%	5.0%

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

        McLeodUSA also has a 401(k) profit-sharing plan available to eligible employees. McLeodUSA contributed McLeodUSA stock valued at approximately $3.8 million and $3.9 million, for the years ended December 31, 2001 and 2000, respectively.

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

Note 13.    Acquisitions

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

        One Source PhoneGuide, Inc.:    On January 19, 2001, McLeodUSA acquired a directory company, One Source PhoneGuide, Inc., for cash consideration and promissory notes totaling approximately $26.6 million. This company was sold in conjunction with Pubco in 2002.

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

        The following table summarizes the purchase price allocations for McLeodUSA's business acquisitions (in millions):

Transaction Year:	2001	2000
Cash purchase price	$21.8	$30.4
Acquisition costs	0.9	112.2
Option agreements	—	103.3
Promissory notes	4.8	59.1
Stock issued	37.8	2,045.0

	$65.3	$2,350.0

Working capital acquired, net	$(0.7)	$(88.1)
Fair value of other assets acquired	4.0	765.3
Goodwill and other intangibles	62.0	2,318.1
Liabilities assumed	—	(645.3)

	$65.3	$2,350.0

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

        The following is the unaudited consolidated results of operations for the years ended December 31, 2001 and 2000 on a pro forma basis as though the above entities had been acquired as of the beginning of the respective periods are as follows:

	2001	2000
	(In millions, except per share data)
Revenue	$1,280.4	$1,237.3
Net loss applicable to common shares	(2,803.2)	(616.9)
Loss per common share	(4.50)	(1.04)

        The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are such operating results necessarily indicative of future operating results.

Note 14.    Related Party Transactions

        McLeodUSA has entered into agreements with a stockholder that give certain rights-of-way to McLeodUSA for the construction of its telecommunications network in exchange for capacity on the network.

        McLeodUSA provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA or are affiliates. Revenues from services provided totaled $4.5 million and $6.1 million and services purchased, primarily rent, professional services and database verification services, totaled $17.7 million and $20.6 million for the years ended December 31, 2001 and 2000, respectively.

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

Note 15.    Quarterly Data—

        The following tables include summarized quarterly financial data for the years ended December 31:

	Quarters
	First	Second	Third	Fourth
	(In millions, except per share data)
2001:
Revenue	$304.2	$331.9	$319.3	$321.0
Operating loss	(126.8)	(171.4)	(3,091.6)	(130.1)
Loss from continuing operations	(179.6)	(146.4)	(3,121.0)	(204.3)
Net loss	(173.1)	(131.7)	(3,108.4)	(186.6)
Loss applicable to common shares	(186.7)	(145.3)	(2,262.0)	(200.5)
Income per common share applicable to discontinued operations	$0.01	$0.02	$0.02	$0.03
Loss per common share	$(0.30)	$(0.24)	$(3.62)	$(0.32)
2000:
Revenue	$178.9	$226.3	$253.7	$289.3
Operating loss	(53.6)	(111.3)	(105.0)	(111.3)
Loss from continuing operations	(69.2)	(135.4)	(158.3)	(145.1)
Net loss	(58.5)	(125.7)	(152.2)	(140.9)
Loss applicable to common shares	(72.1)	(139.3)	(165.8)	(154.5)
Income per common share applicable to discontinued operations	$0.02	$0.02	$0.01	$0.01
Loss per common share	$(0.15)	$(0.24)	$(0.29)	$(0.27)

Note 16.    PCS License Sales

        During 2001, McLeodUSA received aggregate net proceeds of $125.6 million and recorded gains of $92.7 million related to the sales of all of its PCS licenses.

Note 17.    Litigation

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

Note 18.    Effects of New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. McLeodUSA does not currently hold any derivative instruments or engage in hedging activities. As such, the adoption of SFAS 133 as of January 1, 2001 had no effect on McLeodUSA's operations.

Accounting for Business Combinations

        In July 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations ("SFAS 141"), effective for all business combinations initiated and made after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for under the purchase method and establishes additional reporting requirements for business combinations. McLeodUSA currently accounts for all business combinations under the purchase method and the adoption of this statement had no effect on McLeodUSA's operations.

Accounting for Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Early implementation is not allowed. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. Had SFAS 142 been effective January 1, 2001, McLeodUSA estimates that amortization expense would have been reduced by approximately $150 million. McLeodUSA adopted SFAS 142 during 2002 and performed the transitional impairment tests on goodwill in connection with fresh start accounting.

Accounting for Asset Retirement Obligations

        In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. McLeodUSA is currently evaluating the impact that the statement will have on its financial position and the results of operations. The adoption of SFAS 143 upon the effective date of the Plan, April 16, 2002, resulted in an asset retirement obligation of $52.6 million.

Accounting for the Impairment or Disposal of Long-Lived Assets

        In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), effective for fiscal years beginning after December 15, 2001. SFAS 144 covers a variety of implementation issues inherent in SFAS 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. McLeodUSA adopted SFAS 144 on January 1, 2002 and has restated these unaudited consolidated financial statements to reflect the impact of businesses held for sale as discontinued operations.

Note 19.    Subsequent Events

Chapter 11 Proceedings

        On January 31, 2002, McLeodUSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 02-10288). The Chapter 11 case includes only the parent company, McLeod USA Incorporated. None of the operating subsidiaries, which include McLeodUSA Telecommunications Services, McLeodUSA Publishing and ICTC, are part of the Chapter 11 proceedings. The Plan was confirmed by order of the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002. See Note 1 for additional discussion.

Asset dispositions

        The following non-core assets were sold during 2002:

        Splitrock:    On January 24, 2002, McLeodUSA completed the sale of certain of its internet/data assets (formerly part of Splitrock Services, Inc.) and wholesale dial-up Internet Service Provider ("ISP") customer base to Level 3 Communications, LLC ("Level 3") for approximately $50 million in cash and the assumption of certain operating liabilities. Under the terms of the agreement, Level 3 purchased approximately 350 POPS (points of presence) across the United States, the related facilities, equipment and underlying circuits, plus the wholesale ISP customer base. The transaction excluded fiber optic cable obtained under the existing IRU Agreement with Level 3 acquired by McLeodUSA in the acquisition of Splitrock. The parties also entered into operating agreements enabling McLeodUSA to continue providing service and support to customers in its 25-state footprint. The ISP customer base generated approximately $64 million in revenues during 2001.

        Integrated Business Systems:    On January 24, 2002, IBS, an indirect wholly-owned subsidiary of McLeodUSA, sold certain of the assets used in its telecommunications customer premise equipment business in the metropolitan areas of Minneapolis, Minnesota; Cedar Rapids, Des Moines, Dubuque and Waterloo, Iowa; and Denver, Colorado, as well as the data provider business conducted by IBS under the name "DataNet," to Inter-Tel Technologies, Inc. for $8 million plus the assumption of certain liabilities. The Illinois operation was sold as part of ICTC.

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

S-1

MCLEODUSA INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Unaudited)

Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year Ended December 31, 2000:
Allowance for doubtful accounts and discounts	$18,411,000	$14,553,000	$22,243,000	(1)	$24,255,000	$30,952,000
Valuation reserve on deferred tax assets	193,829,000	323,594,000	—		—	517,423,000

	$212,240,000	$338,147,000	$22,243,000		$24,255,000	$548,375,000

Year Ended December 31, 2001:
Allowance for doubtful accounts and discounts	$30,952,000	$35,114,000	$297,000	(2)	$28,651,000	$37,712,000
Valuation reserve on deferred tax assets	517,423,000	1,443,541,000	—		—	1,960,964,000

	$548,375,000	$1,478,655,000	$297,000		$28,651,000	$1,998,676,000

(1)
$22,243,000 relates to the allowance for doubtful accounts and discounts from acquisitions made in 2000.

(2)
$297,000 relates to the allowance for doubtful accounts and discounts from acquisitions made in 2001.

S-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
PART II
PART III
SIGNATURES
McLEODUSA INCORPORATED AND SUBSIDIARIES UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
McLEODUSA INCORPORATED AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS