Form 10-Q
period 2003-03-31
MCLEODUSA INC
filed 2003-05-15
CIK 919943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

319-364-0000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes   ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒         No ☐

The number of shares outstanding of each class of the issuer’s common stock as of May 1, 2003:

Common Stock Class A: ($0.01 par value)	162,368,920 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$115.5	$170.6
Trade receivables, net	92.1	93.1
Prepaid expenses and other	26.3	26.2
Assets held for sale	10.8	11.1
Total current assets	244.7	301.0
Property and equipment
Land and buildings	73.6	72.9
Communications networks	852.1	816.0
Furniture, fixtures and equipment	185.0	181.3
Networks in progress	276.0	303.5
	1,386.7	1,373.7
Less accumulated depreciation	235.1	170.6
	1,151.6	1,203.1
Intangibles and other assets
Goodwill, net	237.8	237.8
Other intangibles, net	226.3	234.5
Other	22.7	23.9
	486.8	496.2
TOTAL ASSETS	$1,883.1	$2,000.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$19.9	$15.0
Accounts payable	68.4	71.1
Accrued payroll and payroll related expenses	20.7	23.6
Other accrued liabilities	131.6	152.8
Deferred revenue, current portion	9.8	9.8
Liabilities related to discontinued operations	1.0	6.3
Total current liabilities	251.4	278.6
Long-term debt, less current maturities	698.6	704.9
Deferred revenue, less current portion	12.9	13.5
Other long-term liabilities	55.8	54.9
	1,018.7	1,051.9
Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 9,999,800 and 9,999,900 outstanding at March 31, 2003 and December 31, 2002, respectively	173.9	172.6
Stockholders’ equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 162,500,978 and 162,500,481 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1.6	1.6
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at March 31, 2003 and December 31, 2002	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at March 31, 2003 and December 31, 2002	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at March 31, 2003 and December 31, 2002	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	950.6	951.9
Accumulated deficit	(285.4)	(201.4)
	690.5	775.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,883.1	$2,000.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In millions, except per share data)

	Reorganized McLeodUSA	Predecessor McLeodUSA
	Three months ended March 31, 2003	Three months ended March 31, 2002
Revenues	$225.9	$264.1

Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	137.4	179.1
Selling, general and administrative	81.7	91.4
Depreciation and amortization	82.2	108.9
Reorganization charges, net	—	57.2
Total operating expenses	301.3	436.6
Operating loss	(75.4)	(172.5)

Nonoperating expense:
Interest expense, net of amounts capitalized (contractual interest was $80.5 million for the three months ended March 31, 2002)	(8.7)	(31.4)
Other income	—	3.0
Total nonoperating expense	(8.7)	(28.4)
Loss from continuing operations	(84.1)	(200.9)
Discontinued operations:
Income from discontinued operations	—	14.5
Net loss	(84.1)	(186.4)
Preferred stock dividend (contractual dividends were $8.0 million for the three months ended March 31, 2002)	(1.2)	(4.8)
Net loss applicable to common shares	(85.3)	(191.2)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.31)	$(0.33)
Discontinued operations	—	0.02
Loss per common share	$(0.31)	$(0.31)
Weighted average common shares outstanding	276.3	627.7

Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	$—	$(2.1)
Less: reclassification adjustment for gains included in net income	—	3.2
Total other comprehensive income	—	1.1
Comprehensive loss	$(84.1)	$(185.3)

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Reorganized McLeodUSA	Predecessor McLeodUSA
	Three months ended March 31, 2003	Three months ended March 31, 2002

Cash Flows from Operating Activities
Net loss from continuing operations	$(84.1)	$(200.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65.9	93.6
Amortization	16.3	15.3
Accretion of interest	—	4.1
Gain on sale of assets	(0.2)	(3.6)
Non cash reorganization items	—	53.3
Changes in assets and liabilities, net of dispositions:
Trade receivables	1.0	6.4
Inventory	—	(6.1)
Prepaid expenses and other	2.9	3.6
Accounts payable and accrued expenses	(31.2)	(42.5)
Deferred revenue	(0.6)	1.5
Net cash used in operating activities	(30.0)	(75.3)

Cash Flows from Investing Activities
Purchases of property and equipment	(13.8)	(31.9)
Other assets	(10.4)	(14.1)
Sale of available for sale securities	—	2.0
Proceeds from the sale of assets	0.2	17.8
Proceeds from the sale of businesses	—	58.7
Net cash (used in) provided by investing activities	(24.0)	32.5

Cash Flows from Financing Activities
Payments on long-term debt	(1.1)	(3.9)
Net cash used in financing activities	(1.1)	(3.9)

Net decrease in cash and cash equivalents from continuing operations	(55.1)	(46.7)

Net cash provided by discontinued operations	—	21.7

Cash and cash equivalents
Beginning	170.6	137.1
Ending	$115.5	$112.1

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$10.6	$15.0

Supplemental Schedule of Noncash Investing and Financing Activities
Preferred stock dividends	$1.2	$4.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three months ended March 31, 2003 and 2002 is unaudited)

Note 1:  Basis of Presentation

McLeodUSA Incorporated (“McLeodUSA”), a Delaware corporation, through its subsidiaries, provides integrated communications services, including local services, primarily in 25 Midwest, Southwest, Northwest and Rocky Mountain states.  McLeodUSA’s business is highly competitive and is subject to various federal, state and local regulations.

On January 31, 2002, McLeodUSA Incorporated, the parent company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  On April 16, 2002, McLeodUSA Incorporated emerged from the Bankruptcy Court proceedings pursuant to the terms of its amended plan of reorganization (the “Plan”).  The Plan was filed with the Bankruptcy Court on February 28, 2002 and was confirmed on April 5, 2002.

During the period from January 31, 2002 to March 31, 2002, McLeodUSA operated as a debtor-in-possession.   The unaudited condensed consolidated financial statements during the period from January 31, 2002 to March 31, 2002, have been prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).  McLeodUSA adopted the provisions SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The unaudited condensed consolidated statement of operations for the period January 1, 2002 to March 31, 2002 separately discloses expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after filing by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law.  See Note 3 for further discussion of the emergence from bankruptcy.

Upon emergence from bankruptcy, McLeodUSA implemented fresh-start reporting under the provisions of SOP 90-7.  Under SOP 90-7, the reorganization fair value of McLeodUSA was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity.  As a result of the reorganization occurring as of April 16, 2002, the financial statements have been separately presented under the label “Predecessor McLeodUSA” for the three months ended March 31, 2002 and “Reorganized McLeodUSA” for the three months ended March 31, 2003.

For the three months ended March 31, 2002 and 2003, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Unaudited Condensed Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the condensed consolidated balance sheets.  See Note 2 for further discussion of discontinued operations.

Certain items in the 2002 consolidated financial statements have been reclassified to be consistent with the presentation in the 2003 consolidated financial statements.

Interim Financial Information (unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of McLeodUSA.  The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”).  Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the McLeodUSA Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed with the SEC on April 10, 2003.

Accounting for Stock-based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123 had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share for the quarter ended March 31, 2003 as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.  During the first quarter of 2002, there were options outstanding under Predecessor McLeodUSA option plans.  No pro forma information has been presented below for 2002 because the option plans were terminated upon the confirmation of the Plan on April 5, 2002.

Reorganized McLeodUSA Three months ended March 31, 2003
Net loss applicable to common shares, as reported	$(85.3)
Less: total stock-based employee compensation expense determined under fair value based methods	(2.3)
Pro forma net loss applicable to common shares	$(87.6)

Loss per share:
Basic and diluted, as reported	$(0.31)
Basic and diluted, pro forma	$(0.32)

Basic and diluted loss per common share

Loss per common share has been computed using the weighted average number of shares of common stock outstanding.  All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants may become dilutive.  Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been approximately 416 million at March 31, 2003.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees. The recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements became effective as of December 31, 2002.  At March 31, 2003, McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases. The guarantees total $39.8 million and expire over various periods through September 2016, corresponding with the termination of the lease agreements.

Note 2:  Assets Held For Sale

In August 2001, McLeodUSA initiated a broad strategic and operational restructuring to re-focus its business on its core areas of expertise within its 25-state footprint, improve business discipline and processes and reduce its cost structure, all with the goal of eventually developing positive cash flow from operations.  A key element of this operational restructuring included selling certain non-core assets, including McLeodUSA Telecom Development, Inc. and McLeodUSA Community Telephone, Inc. (collectively “DTG”), Greene County Partners, Inc., Caprock Services Corp., and McLeodUSA Integrated Business Systems, Inc. (“IBS”).

Also in 2001, McLeodUSA initiated a financial restructuring to substantially reduce its outstanding debt.  As part of the financial restructuring, McLeodUSA and its senior secured lenders agreed to amend McLeodUSA’s Credit Agreement to permit the financial restructuring.  The key elements of the financial restructuring included, among other things (1) the sale of McLeodUSA Media Group Inc. and its subsidiaries (“Pubco”) and the use of the proceeds therefrom to make a payment to holders of all of its outstanding notes (including its 10 1/ 2 % Senior Discount Notes, 9 1/ 4 % Senior Notes, 8 3/ 8 % Senior Notes, 9 1/ 2 % Senior Notes, 8 1/ 8% Senior Notes, 12% Senior Notes, 11 1 / 2 % Senior Notes and 11 3 / 8 % Senior Notes (collectively, the “Notes”)), and (2) the sale of McLeodUSA’s Illinois independent local exchange carrier (“ICTC”) upon completion of the restructuring and use of the first $225 million of net proceeds to prepay the term loans under the Credit Agreement.

For the three months ended March 31, 2002, the operating results of the businesses listed below have been reported as discontinued operations in the McLeodUSA Unaudited Condensed Consolidated Financial Statements in accordance with SFAS 144.  At December 31, 2002, all of the businesses have been sold.  The remaining assets held for sale totaling $10.8 million are comprised of real estate and an equity interest in a partnership.  The liabilities related to discontinued operations represent unpaid selling costs.

For the three months ended March 31, 2002, the amount of revenue and net income (including gains or losses on the sales) attributable to discontinued operations and the assets held for sale were as follows (in millions):

	Predecessor McLeodUSA Three months ended March 31, 2002
	Revenues	Net income (loss)
IBS	$1.2	$(0.1)
CapRock Services	8.2	0.7
Pubco	76.3	6.6
DTG	10.4	—
Greene County	2.0	0.2
ICTC	26.8	7.1
	$124.9	$14.5

Note 3:   Emergence from Chapter 11 Proceedings

Confirmation of the Plan:  On April 5, 2002, the Bankruptcy Court confirmed the Plan.  The general unsecured creditors of McLeodUSA, except for the holders of the Notes, were unaffected by the Chapter 11 proceedings and the Plan.  The Plan became effective on April 16, 2002 and resulted in the following:

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

•                                          The conversion of Predecessor McLeodUSA Series D Preferred Stock and Predecessor McLeodUSA Series E Preferred Stock, held by Forstmann Little & Co., into 78,203,135 shares of Reorganized McLeodUSA Class B Common Stock and 35,546,879 shares of Reorganized McLeodUSA Class C Common Stock, respectively; and

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

The condensed financial information for the predecessor parent company, McLeodUSA Incorporated, for the quarter ended March 31, 2002 is as follows (in millions):

Condensed Statement of Operations
Three months ended March 31, 2002
(Unaudited)

Operating expenses:
Selling, general and administrative	$5.8
Depreciation and amortization	4.6
Reorganization charges, net	57.2
Total operating expenses	67.6

Other operating expense:
Interest expense, net of amounts capitalized (contractual interest was $80.5 million)	(31.3)
Equity in net losses of subsidiaries	(102.0)
Total other operating loss	(133.3)
Loss from continuing operations	(200.9)
Income from discontinued operations	14.5
Net loss	(186.4)
Preferred stock dividend (contractual dividends were $8.0 million)	(4.8)
Net loss applicable to common shares	$(191.2)

Condensed Statement of Cash Flows
Three months ended March 31, 2002
(Unaudited)

Cash Flows from Operating Activities
Net loss from continuing operations	$(200.9)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	4.7
Accretion of interest on senior discount notes	4.1
Noncash reorganization items	53.3
Equity in net losses of subsidiaries	102.0
Changes in assets and liabilities, net of dispositions:
Prepaid and other assets	5.8
Accounts payable and accrued expenses	8.7
Intercompany receivables	(96.9)
Net cash used in operating activities	(119.2)

Cash flows from Investing Activities
Proceeds from the sale of businesses and assets	58.8
Net cash provided by investing activities	58.8

Net decrease in cash and cash equivalents from continuing operations	(60.4)
Net cash provided by discontinued operations	37.7
Cash and cash equivalents:
Beginning	120.2
Ending	$97.5

Reorganization charges, net:  Reorganization charges, net, are comprised of items incurred by McLeodUSA as a result of reorganization under Chapter 11 of the Bankruptcy Code.  Charges for the quarter ended March 31, 2002 consisted of the following (in millions):

Write-off of deferred financing fees and discounts	$53.3
Professional fees and related expenses	3.9
$57.2

Note 4:  Trade Receivables

The composition of trade receivables, net, is as follows (in millions):

	March 31, 2003	December 31, 2002
Trade Receivables:
Billed	$141.0	$137.6
Unbilled	6.1	11.2
	147.1	148.8
Allowance for doubtful accounts and discounts	(55.0)	(55.7)
	$92.1	$93.1

Note 5:  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	March 31, 2003	December 31, 2002
Restructuring	$50.3	$61.2
Accrued Sales/Use/Excise Taxes	16.8	18.3
Accrued Property Taxes	13.6	15.8
Other	50.9	57.5
	$131.6	$152.8

Note 6:  Restructuring Charges

Changes in the carrying amount of the restructuring liability for the three months ended March 31, 2003 is summarized as follows (in millions):

	Liability at December 31, 2002	Cash Payments Through March 31, 2003	Remaining Liability March 31, 2003
Employee separations	$0.6	$0.4	$0.2
Facility closure costs	58.8	10.2	48.6
Other contractual commitments	1.8	0.3	1.5
	$61.2	$10.9	$50.3

Note 7:  Goodwill and Other Intangible Assets

On January 1, 2002, McLeodUSA adopted SFAS 142, Accounting for Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life.  Under this approach, goodwill and intangibles with indefinite lives are not amortized but are reviewed at least annually for impairment.  Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.  As permitted by SFAS 142, McLeodUSA performed the transitional impairment tests on goodwill by comparing the fair values of its reportable units containing goodwill balances to their carrying values in the second quarter of 2002.

Intangible assets with finite lives at March 31, 2003 are summarized as follows (in millions):

	Gross	Accumulated Amortization	Net

Deferred line installation costs	$170.9	$51.6	$119.3
Customer base	29.8	6.6	23.2
	$200.7	$58.2	$142.5

In connection with our adoption of fresh-start reporting, independent appraisers valued the intangible assets.  McLeodUSA’s customer base was valued at $24.0 million with a remaining life of five years.  Also included in the customer base is a customer contract, valued at $5.8 million, and assigned a remaining life of 33 months.  The trademarks McLeodUSA and PrimeLine were assigned a value collectively of $83.8 million.  The trademarks were determined to have indefinite lives and are not being amortized.

Note 8:  Accounting for Asset Retirement Obligations

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred.  McLeodUSA’s asset retirement obligations relate to three categories of assets; fiber, central office colocation equipment and technical sites.

•                                          Fiber: McLeodUSA utilizes nearly 18,000 route miles of fiber throughout its network, over 80% of which is buried in the ground.  The remaining balance of fiber is located on poles.  In most cases, McLeodUSA may be obligated to remove its fiber if either the underlying right-of-way is terminated or McLeodUSA chooses to decommission those assets.

•                                          Central Office Colocation Equipment:  McLeodUSA utilizes space within regional bell operating companies’ (“RBOCs”) central offices in which it has deployed a substantial number of assets.  Termination of business in those markets would require removal of the equipment and restoration of the central office to its original state.

•                                          Technical Sites:  McLeodUSA leases space in numerous technical sites throughout its market area in which it deploys significant assets. Termination of the lease or business in those markets would require the removal of those assets and restoration of the leased space to its original state.

The present value of the asset retirement obligation was calculated using a discount rate of 6.1% over a period of 15 years, which is representative of the estimated life of McLeodUSA’s telecommunications network.

Changes in the carrying amount of the asset retirement obligation for the three months ended March 31, 2003 is summarized as follows (in millions):

Balance, December 31, 2002	$54.9
Interest accretion	0.9
Balance, March 31, 2003	$55.8

Note 9:  Litigation

On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. (‘‘CapRock’’) pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock.  Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000.  The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act.  Consolidated with these claims are allegations that CapRock’s June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act.  The named defendants in these lawsuits include CapRock and certain of its officers and directors.  The plaintiffs in the lawsuits seek monetary damages and other relief. On September 25, 2002, the Court denied Defendants’ motion to dismiss.  While discovery has been limited and a final evaluation cannot be made at this point, McLeodUSA believes these lawsuits are without merit and is vigorously defending against them.

Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the ‘‘Individual Defendants’’) are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (E.D. Iowa) (the ‘‘Iowa Class Action’’).  The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action.  McLeodUSA has indemnification obligations running to the Individual Defendants.  One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney’s fees as allowed) on behalf of all class claimants in the Iowa Class Action (the ‘‘Bankruptcy Claims’’ and, together with the Iowa Class Action, the ‘‘Securities Claims’’).  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock.  Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs.  McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations.  The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA.  If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future.  There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.  On May 9, 2003, legislation was enacted in Illinois that changes the methodology to be applied by the Illinois Commerce Commission in setting rates to be charged by incumbent local exchange carriers for unbundled local loops.  While challenges to this legislation are anticipated, McLeodUSA can make no assurances as to the final outcome of this legislation.

McLeodUSA is not aware of any other material litigation against it.  McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and our financial condition and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.  Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Some of the statements in this discussion include statements about our future expectations.  Statements that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Such statements include projections of financial and operational results and goals, revenue, profitability, savings and cash.  These forward-looking statements are subject to known as well as unknown risks and uncertainties that may cause actual results to differ materially from our expectations.  Our expectations are based on various factors and assumptions and reflect only our predictions.  Factors that could cause actual results to differ materially from the forward-looking statements include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms, and changes in the competitive climate in which we operate.  These and other risks are described in more detail in our most recent Annual Report on Form 10-K and Form 10-K/A both filed with the SEC.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

We provide integrated telecommunication services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states.  We are a facilities-based telecommunications provider with, as of March 31, 2003, 38 ATM switches, 46 voice switches, 567 collocations, 433 DSLAMS and 3,720 employees.

We derive our revenue from our core competitive telecommunications and related communications services.  These services include local and long-distance services; dial-up Internet access services; high-speed/broadband Internet access services such as services using DSL, cable modems and dedicated T1 access; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer’s use; advanced communication services for larger businesses such as frame relay, private line, and ISDN; and value-added services such as virtual private networks and web hosting.

Our principal operating expenses consist of cost of service; selling, general and administrative expenses (“SG&A”); and depreciation and amortization.  Cost of service primarily includes local and long distance services purchased from certain Regional Bell Operating Companies (“RBOCs”) and interexchange carriers and the cost of fiber related to sales and leases of network facilities.  SG&A expenses consist of sales and marketing, customer service and administrative expenses, including the costs associated with operating our communications network.  Depreciation and amortization includes depreciation of our communications network and equipment; amortization of other intangibles determined to have finite lives; and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications service.

The communications services industry is highly competitive. Our local exchange business competes with incumbent local telephone companies which currently dominate their respective local telecommunications markets. Our largest local service competitors, the RBOCs, have gained approval to offer long distance services in a majority of the states in our 25-state footprint and we expect that eventually they will no longer be prohibited from providing long distance services in any state. Our long-distance services also compete with the services of hundreds of other companies in the long-distance marketplace in most states.  AT&T, WorldCom (including its MCI group) and Sprint currently dominate the long-distance market. The RBOCs have become important long-distance competitors in many states and we expect them to become major competitors in each state as they gain approval to enter the long-distance markets in remaining states in which they presently lack such authority. Our local and long-distance services also compete with the services of other competitive local telephone companies in many markets.

We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, develop our systems and expand into new markets.  We will continue to focus on increasing our customer base and migrating our customer base onto our network, along with improving our operating margins by grooming our network to deliver service in the most effective and efficient manner, as well as scaling back certain general and administrative functions.  We believe these actions will better leverage our existing assets to produce more profitable revenues.  While we have undertaken certain strategic initiatives to improve our business that are designed to result in eventually generating positive cash flow, we may continue to generate negative cash from operations as a result of capital expenditures and projected interest on our remaining outstanding debt.  We may be forced to change our strategy to respond to a changing competitive regulatory environment and we cannot assure you that we will be able to maintain our operating margin.  We cannot assure you that through our revised strategy we will be able to achieve or sustain profitability or positive cash flows.

As of April 17, 2002, we implemented fresh-start reporting under the provisions of SOP 90-7.  Under SOP 90-7, the reorganization equity value of McLeodUSA was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity.  As a consequence of the reorganization occurring as of April 16, 2002, the financial results for the three months ended March 31, 2002 have been separately presented under the label “Predecessor McLeodUSA” and “Reorganized McLeodUSA” for the three months ended March 31, 2003.

SFAS 144 Re-Audit Requirement

In connection with our reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC. In our most recent Annual Report on Form 10-K/A, based on the requirements of SFAS 144, McLeodUSA reflected these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued operations.  McLeodUSA’s former auditors, Arthur Andersen LLP (“Arthur Andersen”), audited McLeodUSA’s financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001.  On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as its independent accountants for fiscal year 2002.  In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001.  Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that they would be required to re-audit McLeodUSA’s financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

In light of McLeodUSA’s reorganization, sale of businesses, and implementation of fresh-start accounting on April 16,

2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of

McLeodUSA or its stockholders.  As an alternative to a re-audit McLeodUSA included in its most recent Annual Report on Form 10-K/A unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the McLeodUSA Annual Report on Form 10-K/A for the year ended December 31, 2002, describe the significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first quarter of 2003.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Revenue was $225.9 million for the quarter ended March 31, 2003, a decrease of $38.2 million or 15% from the quarter ended March 31, 2002.  The decrease in revenue was primarily due to a reduction in customers, including our efforts to eliminate non-profitable customers, as well as lower average long distance revenue per customer.  Long distance volume was down approximately 20% compared to the same period last year reflecting the general economic slowdown.  In addition, we sold the assets of Splitrock Services, Inc. in 2002, which generated approximately $4.7 million of revenue during the first quarter of 2002.  Our customer churn rate has improved to 2.4% in the first quarter of 2003 compared to 2.7% in the first quarter of 2002 as we continue to focus on improving the customer experience and strengthening customer loyalty.

Cost of service was $137.4 million for the quarter ended March 31, 2003, a decrease of $41.7 million or 23% from the quarter ended March 31, 2002.  Approximately $26 million of this decrease is attributable to the reduction in revenues.  The balance of the decrease reflects the margin improvement initiatives that we began in 2002, including network cost reductions, migration of customers to the McLeodUSA network and the elimination of non-profitable customers.  As a result of these cost savings initiatives, gross margin as a percent of revenue improved to 39% for the first quarter of 2003 from 32% for the same period a year ago.  As of March 31, 2003, 56% of our customer lines were serviced over our own network compared to 39% as of March 31, 2002.  Utilization of our own network infrastructure allows us to better manage our customer base and provides for improved profitability.

SG&A expenses were $81.7 million for the quarter ended March 31, 2003, a decrease of $9.7 million or 11% from the quarter ended March 31, 2002. The decline in SG&A expenses is primarily attributable to a reduction in headcount resulting from our consolidation of facilities from eleven at September 30, 2001 to three by June 30, 2002.  The cost savings experienced as a result of the reduced workforce and improved business processes was partially offset by increased spending on selling and marketing to support our strategic goal to grow the business and gain profitable market share.  In the first quarter of 2003, we launched a marketing campaign for our new Preferred AdvantageSM product offerings which we introduced in the fourth quarter of 2002.

Depreciation and amortization expenses were $82.2 million for the quarter ended March 31, 2003, a decrease of $26.7 million from the quarter ended March 31, 2002.  This decrease was primarily due to a reduction in our depreciable asset base as a result of fresh-start fair market value adjustments of approximately $1.2 billion upon our emergence from bankruptcy in April 2002.

In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization charges. Reorganization charges, net of $57.2 million during the three months ended March 31, 2002, were comprised of professional fees of $3.9 million and the write-off of deferred financing fees and discounts on the Notes of $53.3 million.

Gross interest expense was $11.8 million for the quarter ended March 31, 2003, a decrease of $26.8 million from the quarter ended March 31, 2002.  The significant reduction was principally caused by the cancellation of our Notes on the effective date of our Plan of Reorganization.  The remaining decrease is due to a reduction in the amounts outstanding under the Credit Agreement.  Interest expense of approximately $3.1 million and $7.2 million was capitalized as part of our construction of our fiber optic network during the first quarter of 2003 and 2002, respectively.

In accordance with SFAS 144, the operating results of businesses held for sale, and the gain or loss resulting from the sale thereof, have been reported as discontinued operations in the unaudited condensed consolidated statements of operations of McLeodUSA.  All businesses held for sale were sold during 2002, and, as such, there is no income or loss from discontinued operations included in the 2003 results.

Liquidity and Capital Resources

We had $115.5 million of cash and cash equivalents at March 31, 2003.  During the first quarter of 2003 cash used in operating activities was $30.0 million and was primarily related to decreases in current liability accounts, as a result of payments for payroll related expenses, restructuring liabilities and selling costs associated with discontinued operations.

Our capital expenditures were $13.8 million during the quarter ended March 31, 2003, a decrease of $18.1 million from the same period in 2002.  Within our core footprint, our network infrastructure is largely in place and our capital expenditures are mainly focused on migrations of customers from resale platforms onto our own network, augments to existing facilities, and improvements to business systems and processes.  Based upon our business plan, capital requirements and growth projections, we expect to spend up to $350 million in capital expenditures over the next two years.  Our first quarter 2003 capital expenditures were consistent with the timing of the sales growth ramp that we are currently experiencing.  We intend to continue to manage our capital expenditures consistent with business conditions to support our on-switch, facilities-based strategy and augment for profitable revenue growth as necessary.

In 2001, we began to explore restructuring our capital structure.  Any restructuring involving a payment to holders of our Notes, other than regularly scheduled payments of principal and interest required a majority consent under McLeodUSA’s Credit Agreement dated May 31, 2000 (the “Credit Agreement”).  In order to effect such a restructuring, we entered into the Third Amendment to the Credit Agreement dated November 29, 2001 (the “Third Amendment”).  The Third Amendment contained certain modifications that became effective upon the consummation of our amended plan of reorganization, including, among other things, the modification of various financial covenants and the addition of a capital expenditure limitation, a 1% increase in the applicable rates of interest on the borrowings under the Credit Agreement and the establishment of certain prepayment premiums applicable to the Credit Agreement term loan repayments made in the first three years following the restructuring.

In accordance with the Plan, the holders of our Notes received their pro rata share of (1) $670 million in cash, (2) 10,000,000 shares of Series A Preferred Stock and (3) 5-year warrants to purchase 22,159,091 shares of our Class A Common Stock for $30 million.  Also upon the effective date of the Plan, approximately $3.0 billion of debt and related accrued interest were cancelled.  The cancellation of the Notes substantially de-leveraged our balance sheet and eliminated quarterly interest expense of approximately $74 million.  The Third Amendment required payments on our Tranche A and Tranche B term loans (the ‘‘Term Loans’’) of $60 million upon consummation of the Plan, and $225 million from the proceeds from the sale of ICTC completed on December 31, 2002.  As of March 31, 2003, there remained $715 million outstanding under the Credit Agreement with principal repayments of $16.6 million due within the next twelve months.

As provided for in the Third Amendment to the Credit Agreement, we entered into an Exit Financing Facility with a consortium of banks upon consummation of the Plan on April 16, 2002 (the “Exit Facility”). The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, we have the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the Credit Agreement.  As of March 31, 2003 no amounts had been drawn on the Exit Facility. However, we have standby letters of credit outstanding of $7.5 million that reduce our borrowing availability under the Exit Facility.

We are required to pay a commitment fee on the average daily unused balance of the Exit Facility at a rate ranging from 1 /2 % to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1 /2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) LIBOR plus a margin ranging from 2.00% to 3.50%.

The Exit Facility and the Credit Agreement include restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, and designation of unrestricted subsidiaries.  Both restrict our ability to make capital expenditures in excess of $300 million annually in each of the years ending 2003 through 2005 and $350 million annually in each of the years 2006 and 2007.  The Exit Facility and the Credit Agreement also limit our leverage ratio and require minimum levels of access lines in service, interest coverage and consolidated revenue.  Our ability to borrow under the Exit Facility is subject to compliance with all of the covenants contained in the agreement.  As of March 31, 2003, we were in compliance with all financial and operating covenants under the Exit Facility and Credit Agreement.  On March 14, 2003, we obtained a waiver from a majority of the participants in the Credit Agreement and Exit Facility of the provisions in the Credit Agreement and Exit Facility that required McLeodUSA to submit audited comparative financial statements as of and for the year ended December 31, 2002.

We expect to have funds available to meet our operating and capital requirements from various sources, including existing cash balances, the Exit Facility, and cash flow from future operations.  We may meet any additional financial needs by borrowing funds under the Exit Facility or by issuing additional debt or equity securities.  We cannot assure you that additional financing will be available or available on terms that are acceptable to us.  Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs is restricted by the terms of the Third Amendment and Exit Facility.

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

•                  general economic conditions;

•                  network development and maintenance schedules and the associated costs;

•                  a change in our plans or projections; and

•                  new opportunities.

We also require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Upon the consummation of our restructuring on April 16, 2002, substantially all of our fixed rate debt was eliminated. We have variable rate debt of $715 million under the Credit Agreement outstanding at March 31, 2003.  If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended March 31, 2003, quarterly interest expense would increase by $1.8 million.  This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. (‘‘CapRock’’) pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock.  Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000.  The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act.  Consolidated with these claims are allegations that CapRock’s June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act.  The named defendants in these lawsuits include CapRock and certain of its officers and directors.  The plaintiffs in the lawsuits seek monetary damages and other relief. On September 25, 2002, the Court denied Defendants’ motion to dismiss.  While discovery has been limited and a final evaluation cannot be made at this point, McLeodUSA believes these lawsuits are without merit and is vigorously defending against them.

Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the ‘‘Individual Defendants’’) are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (E.D. Iowa) (the ‘‘Iowa Class Action’’).  The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action.  McLeodUSA has indemnification obligations running to the Individual Defendants.  One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney’s fees as allowed) on behalf of all class claimants in the Iowa Class Action (the ‘‘Bankruptcy Claims’’ and, together with the Iowa Class Action, the ‘‘Securities Claims’’).  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock.  Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs.  McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations.  The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA.  If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future.  There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.  On May 9, 2003, legislation was enacted in Illinois that changes the methodology to be applied by the Illinois Commerce Commission in setting rates to be charged by incumbent local exchange carriers for unbundled local loops.  While challenges to this legislation are anticipated, McLeodUSA can make no assurances as to the final outcome of this legislation.

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

McLEODUSA INCORPORATED
(registrant)

Date: May 15, 2003	By:	/s/ Chris A. Davis
Chris A. Davis
Chairman and Chief Executive Officer

Date: May 15, 2003	By:	/s/ G. Kenneth Burckhardt
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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7.   The certifications set forth herein are being made within the context of, and subject to, the facts and circumstances set forth below in this item 7.

In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC.  In the most recent McLeodUSA Annual Report on Form 10-K/A, based on the requirements of SFAS 144, McLeodUSA reflected these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued operations.  McLeodUSA’s former auditors, Arthur Andersen LLP (“Arthur Andersen”), audited McLeodUSA’s financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001.  On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as its independent accountants for fiscal year 2002.  In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001.  Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that Deloitte & Touche would be required to re-audit McLeodUSA’s financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

In light of McLeodUSA’s reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders.  As an alternative to a re-audit McLeodUSA included in its most recent Annual Report on Form 10-K/A, unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000.

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

Date: May 15, 2003	/s/ Chris A. Davis
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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7.   The certifications set forth herein are being made within the context of, and subject to, the facts and circumstances set forth below in this item 7.

In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC.  In the most recent McLeodUSA Annual Report on Form 10-K/A, based on the requirements of SFAS 144, McLeodUSA reflected these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), McLeodUSA is required to present its financial statements for the years ended December 31, 2000 and 2001, reflecting these businesses as discontinued operations.  McLeodUSA’s former auditors, Arthur Andersen LLP (“Arthur Andersen”), audited McLeodUSA’s financial statements and issued an audit opinion for the years ended December 31, 2000 and 2001.  On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as its independent accountants for fiscal year 2002.  In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the years ending December 31, 2000 and 2001.  Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that Deloitte & Touche would be required to re-audit McLeodUSA’s financial statements for the years ending December 31, 2000 and 2001 to provide McLeodUSA with an audit opinion on such financial statements.

In light of McLeodUSA’s reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders.  As an alternative to a re-audit McLeodUSA included in its most recent Annual Report on Form 10-K/A, unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the years ended December 31, 2001 and December 31, 2000.

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

Date: May 15, 2003	/s/ G. Kenneth Burckhardt
G. Kenneth Burckhardt
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.