Form 10-Q
period 2003-06-30
MCLEODUSA INC
filed 2003-08-14
CIK 919943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes    ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

The number of shares outstanding of each class of the issuer’s common stock as of August 1, 2003:

Common Stock Class A: ($0.01 par value)	166,021,505 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

INDEX

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets, June 30, 2003 (unaudited) and December 31, 2002
Unaudited Condensed Consolidated Statements of Operations
Reorganized McLeodUSA – for the three months ended June 30, 2003
Reorganized McLeodUSA – for the period April 17, 2002 to June 30, 2002
Predecessor McLeodUSA – for the period April 1, 2002 to April 16, 2002
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
Reorganized McLeodUSA – for the six months ended June 30, 2003
Reorganized McLeodUSA – for the period April 17, 2002 to June 30, 2002
Predecessor McLeodUSA – for the period January 1, 2002 to April 16, 2002
Unaudited Condensed Consolidated Statements of Cash Flows
Reorganized McLeodUSA – for the six months ended June 30, 2003
Reorganized McLeodUSA – for the period April 17, 2002 to June 30, 2002
Predecessor McLeodUSA – for the period January 1, 2002 to April 16, 2002
Notes to the Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Item 1. Financial Statements

PART I – FINANCIAL INFORMATION

McLEODUSA INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$83.0	$170.6
Trade receivables, net	82.2	93.1
Prepaid expenses and other	24.0	26.2
Assets held for sale	10.4	11.1
Total current assets	199.6	301.0

Property and equipment
Land and buildings	73.2	72.9
Communications networks	876.2	816.0
Furniture, fixtures and equipment	188.1	181.3
Networks in progress	271.3	303.5
	1,408.8	1,373.7
Less accumulated depreciation	301.8	170.6
	1,107.0	1,203.1
Intangibles and other assets
Goodwill	245.1	237.8
Other intangibles, net	217.7	234.5
Other	20.5	23.9
	483.3	496.2
TOTAL ASSETS	$1,789.9	$2,000.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$24.4	$15.0
Accounts payable	61.1	71.1
Accrued payroll and payroll related expenses	17.9	23.6
Other accrued liabilities	122.5	152.8
Deferred revenue, current portion	9.2	9.8
Liabilities related to discontinued operations	1.0	6.3
Total current liabilities	236.1	278.6
Long-term debt, less current maturities	693.1	704.9
Deferred revenue, less current portion	12.4	13.5
Other long-term liabilities	56.7	54.9
	998.3	1,051.9
Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 9,514,500 and 9,999,900 outstanding at June 30, 2003 and December 31, 2002, respectively	166.6	172.6

Stockholders’ equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 164,756,231 and 162,500,481 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	1.6	1.6
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at June 30, 2003 and December 31, 2002	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at June 30, 2003 and December 31, 2002	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at June 30, 2003 and December 31, 2002	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	958.0	951.9
Accumulated deficit	(358.3)	(201.4)
	625.0	775.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,789.9	$2,000.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Reorganized McLeodUSA	Reorganized McLeodUSA	Predecessor McLeodUSA
	Three months ended June 30, 2003	For the period April 17, 2002 to June 30, 2002	For the period April 1, 2002 to April 16, 2002

Revenues	$222.6	$207.2	$47.3

Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	128.1	119.4	32.1
Selling, general and administrative	73.5	79.5	17.5
Depreciation and amortization	85.1	59.5	17.4
Reorganization charges, net	—	—	1,539.6
Restructuring charge (adjustment)	—	—	(6.8)
Total operating expenses	286.7	258.4	1,599.8
Operating loss	(64.1)	(51.2)	(1,552.5)

Nonoperating (expense) income:
Interest expense, net of amounts capitalized (contractual interest was $13.1 million for the period April 1 to April 16, 2002)	(8.3)	(8.2)	(1.8)
Other (expense) income	(0.4)	1.1	(1.0)
Gain on cancellation of debt	—	—	2,372.8
Total nonoperating (expense) income	(8.7)	(7.1)	2,370.0
(Loss) income from continuing operations	(72.8)	(58.3)	817.5

Discontinued operations:
Income from discontinued operations (including net (losses) gains on disposals of ($2.9) and $151.2 for the periods April 17 to June 30 and April 1 to April 16, 2002, respectively)	—	13.0	152.6
Net (loss) income	(72.8)	(45.3)	970.1
Preferred stock dividend (contractual dividends were $0.9 million for the period April 1 to April 16, 2002)	(1.2)	(1.1)	—
Net (loss) income applicable to common shares	$(74.0)	$(46.4)	$970.1

Basic and diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.27)	$(0.22)	$1.30
Discontinued operations	—	0.05	0.25
(Loss) income per common share	$(0.27)	$(0.17)	$1.55
Weighted average common shares outstanding	276.9	276.3	627.7

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In millions, except per share data)

	Reorganized McLeodUSA	Reorganized McLeodUSA	Predecessor McLeodUSA
	Six months ended June 30, 2003	For the period April 17, 2002 to June 30, 2002	For the period January 1, 2002 to April 16, 2002

Revenues	$448.5	$207.2	$311.4

Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	265.5	119.4	211.2
Selling, general and administrative	155.2	79.5	108.9
Depreciation and amortization	167.3	59.5	126.3
Reorganization charges, net	—	—	1,596.8
Restructuring charge (adjustment)	—	—	(6.8)
Total operating expenses	588.0	258.4	2,036.4
Operating loss	(139.5)	(51.2)	(1,725.0)

Nonoperating (expense) income:
Interest expense, net of amounts capitalized (contractual interest was $93.6 million for the period January 1 to April 16, 2002)	(17.0)	(8.2)	(33.2)
Other (expense) income	(0.4)	1.1	2.0
Gain on cancellation of debt	—	—	2,372.8
Total nonoperating (expense) income	(17.4)	(7.1)	2,341.6
(Loss) income from continuing operations	(156.9)	(58.3)	616.6
Discontinued operations:
Income from discontinued operations (including net gain on disposals of $148.3 for the period January 1 to April 16, 2002)	—	13.0	167.1
Net (loss) income	(156.9)	(45.3)	783.7
Preferred stock dividend (contractual dividends were $8.9 million for the period January 1 to April 16, 2002)	(2.4)	(1.1)	(4.8)
Net (loss) income applicable to common shares	$(159.3)	$(46.4)	$778.9

Basic and diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.58)	$(0.22)	$0.97
Discontinued operations	—	0.05	0.27
(Loss) income per common share	$(0.58)	$(0.17)	$1.24
Weighted average common shares outstanding	276.6	276.3	627.7

Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	$—	$—	$(2.1)
Less: reclassification adjustment for gains included in net income	—	—	3.2
Total other comprehensive income	—	—	1.1
Comprehensive (loss) income	$(156.9)	$(45.3)	$784.8

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Reorganized McLeodUSA	Reorganized McLeodUSA	Predecessor McLeodUSA
	Six months ended June 30, 2003	For the period April 17, 2002 to June 30, 2002	For the period January 1, 2002 to April 16, 2002

Cash Flows from Operating Activities
Net (loss) income from continuing operations	$(156.9)	$(58.3)	$616.6
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	134.2	47.5	108.6
Amortization	33.1	12.0	17.7
Accretion of interest	1.8	0.7	4.1
Loss (gain) on sale of assets	—	1.2	(6.4)
Non cash reorganization items	—	—	1,538.4
Gain on cancellation of debt	—	—	(2,372.8)
Restructuring charge (adjustment)	—	—	(6.8)
Changes in assets and liabilities, net of dispositions:
Trade receivables	1.6	10.3	14.3
Prepaid expenses and other	7.7	(12.9)	10.2
Accounts payable and accrued expenses	(48.8)	(26.9)	(43.3)
Deferred revenue	(1.6)	(4.8)	1.1
Net cash used in operating activities	(28.9)	(31.2)	(118.3)

Cash Flows from Investing Activities
Purchases of property and equipment	(36.9)	(19.8)	(37.2)
Other assets	(21.3)	(12.8)	(16.5)
Sale of available for sale securities	—	—	2.0
Proceeds from the sale of assets	1.6	4.7	19.1
Proceeds from the sale of businesses	—	—	679.7
Other	—	(0.4)	—
Net cash (used in) provided by investing activities	(56.6)	(28.3)	647.1

Cash Flows from Financing Activities
Payments on long-term debt	(2.1)	(2.1)	(734.3)
Investment by Forstmann Little	—	—	175.0
Net cash used in financing activities	(2.1)	(2.1)	(559.3)

Net decrease in cash and cash equivalents from continuing operations	(87.6)	(61.6)	(30.5)

Net cash provided by discontinued operations	—	1.6	31.6

Cash and cash equivalents
Beginning	170.6	138.2	137.1
Ending	$83.0	$78.2	$138.2

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$20.3	$12.8	$16.2

Supplemental Schedule of Noncash Investing and Financing Activities
Preferred stock dividends	$2.4	$1.1	$4.8

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

During the period from January 31, 2002 to April 16, 2002, McLeodUSA operated as a debtor-in-possession.   The unaudited condensed consolidated financial statements during the period from January 31, 2002 to April 16, 2002, have been prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).  McLeodUSA adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The unaudited condensed consolidated statements of operations for the periods January 1, 2002 to April 16, 2002 and April 1, 2002 to April 16, 2002 separately disclose expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after filing by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law.  See Note 3 for further discussion of the emergence from bankruptcy.

Upon emergence from bankruptcy, McLeodUSA implemented fresh-start reporting under the provisions of SOP 90-7.  Under SOP 90-7, the reorganization fair value of McLeodUSA was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity.  As a result of the reorganization occurring as of April 16, 2002, the financial statements have been separately presented under the label “Predecessor McLeodUSA” for the periods prior to April 16, 2002 and “Reorganized McLeodUSA” for the periods subsequent to April 17, 2002.

For the periods January 1, 2002 to April 16, 2002, April 1, 2002 to April 16, 2002 and April 17, 2002 to June 30, 2002, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Unaudited Condensed Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the condensed consolidated balance sheets.  See Note 2 for further discussion of discontinued operations.

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

Accounting for Stock-based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123 had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2003, and for the period April 17, 2002 to June 30, 2002 as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.  During the period January 1, 2002 to April 16, 2002, there were options outstanding under Predecessor McLeodUSA option plans.  No pro forma information has been presented below for 2002 under Predecessor McLeodUSA option plans because those option plans were terminated upon the confirmation of the Plan on April 5, 2002.

	Reorganized McLeodUSA	Reorganized McLeodUSA	Reorganized McLeodUSA
	Three months ended June 30, 2003	Six months ended June 30, 2003	April 17, 2002 to June 30, 2002
Net loss applicable to common shares, as reported	$(74.0)	$(159.3)	$(46.4)
Less: total stock-based employee compensation expense determined under fair value based methods	(2.1)	(4.4)	(8.8)
Pro forma net loss applicable to common shares	$(76.1)	$(163.7)	$(55.2)

Loss per share:
Basic and diluted, as reported	$(0.27)	$(0.58)	$(0.17)
Basic and diluted, pro forma	$(0.27)	$(0.59)	$(0.20)

Basic and diluted loss per common share

Loss per common share has been computed using the weighted average number of shares of common stock outstanding.  All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants may become dilutive.  Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been approximately 422 million at June 30, 2003.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees. The recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements became effective as of December 31, 2002.  At June 30, 2003, McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases.  As of June 30, 2003 the guarantees total $29.2 million and expire over various periods through September 2016, corresponding with the termination of the lease agreements.

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

Also in 2001, McLeodUSA initiated a financial restructuring to substantially reduce its outstanding debt.  As part of the financial restructuring, McLeodUSA and its senior secured lenders agreed to amend McLeodUSA’s Credit Agreement dated May 31, 2002 (the “Credit Agreement”) to permit the financial restructuring.  The key elements of the financial restructuring included, among other things (1) the sale of McLeodUSA Media Group Inc. and its subsidiaries (“Pubco”) and the use of the proceeds therefrom to make a payment to holders of all of its outstanding notes (including its 10 1/2 % Senior Discount Notes, 9 1/4 % Senior Notes, 8 3/8 % Senior Notes, 9 1/2 % Senior Notes, 8 1/8% Senior Notes, 12% Senior Notes, 11 1/2 % Senior Notes and 11 3/8 % Senior Notes (collectively, the “Notes”)), and (2) the sale of McLeodUSA’s Illinois independent local exchange carrier (“ICTC”) upon completion of the restructuring and use of the first $225 million of net proceeds to prepay the term loans under the Credit Agreement.

For the periods April 17, 2002 to June 30, 2002, April 1, 2002 to April 16, 2002 and January 1, 2002 to April 16, 2002, the operating results of the businesses listed below have been reported as discontinued operations in the McLeodUSA Unaudited Condensed Consolidated Financial Statements in accordance with SFAS 144.  At December 31, 2002, all of the businesses had been sold.  The remaining assets held for sale totaling $10.4 million are comprised of real estate and an equity interest in a partnership.  The liabilities related to discontinued operations represent unpaid selling costs.

For the periods January 1, 2002 to April 16, 2002, April 1, 2002 to April 16, 2002 and April 17, 2002 to June 30, 2002, the amount of revenue and net income (including gains or losses on the sales) attributable to discontinued operations and the assets held for sale were as follows (in millions):

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to June 30, 2002	April 1, 2002 to April 16, 2002	January 1, 2002 to April 16, 2002
Revenues:
IBS	$—	$—	$1.2
CapRock Services	—	0.6	8.8
Pubco	—	18.0	94.3
DTG	8.7	1.6	12.0
Greene County	1.5	0.3	2.3
ICTC	22.8	4.9	31.7
	$33.0	$25.4	$150.3

	Reorganized McLeodUSA	Predecessor McLeodUSA	Predecessor McLeodUSA
	April 17, 2002 to June 30, 2002	April 1, 2002 to April 16, 2002	January 1, 2002 to April 16, 2002
Net income (loss):
IBS	$(0.5)	$1.1	$1.0
CapRock Services	(0.1)	7.6	8.3
Pubco	—	143.4	150.0
DTG	4.0	(0.4)	(0.4)
Greene County	0.3	—	0.2
ICTC	9.3	0.9	8.0
	$13.0	$152.6	$167.1

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

The condensed financial information for the predecessor parent company, McLeodUSA Incorporated, for the periods April 1, 2002 to April 16, 2002 and January 1, 2002 to April 16, 2002 is as follows (in millions):

	Predecessor McLeodUSA

	April 1, 2002 to April 16, 2002	January 1, 2002 to April 16, 2002
Operating expenses:
Selling, general and administrative	$2.9	$8.7
Depreciation and amortization	0.4	5.1
Reorganization charges, net	1,539.6	1,596.8
Restructuring charge (adjustment)	(6.8)	(6.8)
Total operating expenses	1,536.1	1,603.8

Nonoperating income:
Interest expense, net of amounts capitalized	(1.7)	(33.0)
Gain on cancellation of debt	2,372.8	2,372.8
Other income	0.4	0.4
Equity in net losses of subsidiaries	(17.9)	(119.8)
Total nonoperating income	2,353.6	2,220.4
Income from continuing operations	817.5	616.6
Income from discontinued operations	152.6	167.1
Net income	970.1	783.7
Preferred stock dividend	—	(4.8)
Net income applicable to common shares	$970.1	$778.9

Contractual interest was $13.1 million and $93.6 million for the periods April 1, 2002 to April 16, 2002 and January 1, 2002 to April 16, 2002, respectively.  Contractual dividends were $0.9 million and $8.9 million for the periods April 1, 2002 to April 16, 2002 and January 1, 2002 to April 16, 2002, respectively.

	Predecessor McLeodUSA
	April 1, 2002 to April 16, 2002	January 1, 2002 to April 16, 2002

Cash Flows from Operating Activities
Net income from continuing operations	$817.5	$616.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	0.4	5.1
Accretion of interest	—	4.1
Noncash reorganization items	1,485.1	1,538.4
Gain on cancellation of debt	(2,372.8)	(2,372.8)
Restructuring charge (adjustment)	(6.8)	(6.8)
Gain on sale of assets	(0.4)	(0.4)
Equity in losses of subsidiaries	17.9	119.8
Changes in assets and liabilities, net of dispositions:
Prepaid and other assets	0.7	6.5
Accounts payable and accrued expenses	(0.4)	8.3
Intercompany receivables	22.1	(73.5)
Net cash used in operating activities	(36.7)	(154.7)

Cash Flows from Investing Activities
Purchases of property and equipment	(0.6)	(0.6)
Proceeds from the sale of businesses and assets	622.1	679.7
Net cash provided by investing activities	621.5	679.1

Cash Flows from Financing Activities
Proceeds from Forstmann Little investment	175.0	175.0
Payments on long-term debt	(730.0)	(730.0)
Net cash used in financing activities	(555.0)	(555.0)

Net increase in cash and cash equivalents from continuing operations	29.8	(30.6)

Net cash provided by (used in) discontinued operations	(6.1)	31.6

Cash and cash equivalents
Beginning	97.5	120.2
Ending	$121.2	$121.2

Reorganization charges, net:  Reorganization charges, net, are comprised of items incurred by McLeodUSA as a result of reorganization under Chapter 11 of the Bankruptcy Code.  Charges for the periods April 1, 2002 to April 16, 2002 and January 1, 2002 to April 16, 2002 consist of the following (in millions):

	Predecessor McLeodUSA
	April 1, 2002 to April 16, 2002	January 1, 2002 to April 16, 2002
Professional fees	$53.6	$57.5
Severance	0.9	0.9
Write-off deferred financing fees and discounts	—	53.3
Fresh-start adjustments to fair value	1,485.1	1,485.1
	$1,539.6	$1,596.8

Note 4:  Trade Receivables

The composition of trade receivables, net, is as follows (in millions):

	June 30, 2003	December 31, 2002
Trade Receivables:
Billed	$114.8	$137.6
Unbilled	7.8	11.2
	122.6	148.8
Allowance for doubtful accounts and discounts	(40.4)	(55.7)
	$82.2	$93.1

Note 5:  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	June 30, 2003	December 31, 2002
Restructuring	$44.1	$61.2
Accrued Sales/Use/Excise Taxes	12.0	18.3
Accrued Property Taxes	15.6	15.8
Other	50.8	57.5
	$122.5	$152.8

Note 6:  Restructuring Charges

Changes in the carrying amount of the restructuring liability for the six months ended June 30, 2003 is summarized as follows (in millions):

	Liability at December 31, 2002	Cash Payments Through June 30, 2003	Adjustments Through June 30, 2003	Remaining Liability June 30, 2003
Employee separations	$0.6	$0.7	$0.3	$0.2
Facility closure costs	58.8	15.9	(0.1)	42.8
Other contractual commitments	1.8	0.5	(0.2)	1.1
	$61.2	$17.1	$—	$44.1

Note 7:  Goodwill and Other Intangible Assets

On January 1, 2002, McLeodUSA adopted SFAS 142, Accounting for Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life.  Under this approach, goodwill and intangibles with indefinite lives are not amortized but are reviewed at least annually for impairment.  Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.  As permitted by SFAS 142, McLeodUSA performed the transitional impairment tests on goodwill by comparing the fair values of its reportable units containing goodwill balances to their carrying values in the second quarter of 2002.  McLeodUSA will perform its 2003 annual impairment tests during the third quarter.

Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are summarized as follows (in millions):

Balance, December 31, 2002	$237.8
Fresh-start valuation adjustments	7.3
Balance, June 30, 2003	$245.1

Intangible assets with finite lives at June 30, 2003 are summarized as follows (in millions):

	Gross	Accumulated Amortization	Net

Deferred line installation costs	$178.9	$66.5	$112.4
Customer base	29.8	8.3	21.5
	$208.7	$74.8	$133.9

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

Changes in the carrying amount of the asset retirement obligation for the six months ended June 30, 2003 is summarized as follows (in millions):

Balance, December 31, 2002	$54.9
Interest accretion	1.8
Balance, June 30, 2003	$56.7

Note 9:  Litigation

On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. (‘‘CapRock’’) pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock.  Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000.  The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act.  Consolidated with these claims are allegations that CapRock’s June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act.  The named defendants in these lawsuits include CapRock and certain of its officers and directors. On July 7, 2003, the parties executed a Memorandum of Understanding (“MOU”) by which the parties agreed to settle the action for a cash payment of $11 million which would be covered by a combination of insurance and a rebate of previously paid insurance premiums.  The settlement contemplated by the MOU is conditioned upon satisfactory confirmatory discovery regarding the fairness of the settlement, execution of a definitive settlement agreement, and final court approval.

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

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs.  McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations.  The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA.  If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future.  There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.  On May 9, 2003, legislation was enacted in Illinois that changes the methodology to be applied by the Illinois Commerce Commission in setting rates to be charged by incumbent local exchange carriers for unbundled local loops.  On July 2, 2003, the United States District Court for the Northern District of Illinois entered a permanent injunction against enforcement of this legislation.  That decision is currently on appeal to the 7th Circuit Court of Appeals.  McLeodUSA can make no assurances as to the final outcome of this litigation or ultimate status of the legislation.

McLeodUSA is not aware of any other material litigation against it.  McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Note 10:  Effects of New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for McLeodUSA beginning with the third quarter of 2003.  McLeodUSA does not believe the adoption of SFAS 150 will have an impact on its consolidated financial statements.

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

Some of the statements in this discussion include statements about our future expectations.  Statements that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Such statements may include projections of financial and operational results and goals, revenue, profitability, savings and cash.  These forward-looking statements are subject to known as well as unknown risks and uncertainties that may cause actual results to differ materially from our expectations.  Our expectations are based on various factors and assumptions and reflect only our predictions.  Factors that could cause actual results to differ materially from the forward-looking statements include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms and changes in the competitive climate in which we operate.  These and other risks are described in more detail in our most recent Annual Report on Form 10-K and Form 10-K/A both filed with the SEC.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

McLeodUSA provides integrated communications services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states.  The Company is a facilities-based telecommunications provider with, as of June 30, 2003, 38 ATM switches, 45 voice switches, 584 collocations, 435 DSLAMs and 3,710 employees.  As of April 16, 2002, Forstmann Little & Co. became a 58% shareholder in the Company.

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

The communications services industry is highly competitive. Our local exchange business competes with incumbent local telephone companies which currently dominate their respective local telecommunications markets. Our largest local service competitors, the RBOCs, have gained approval to offer long distance services in a majority of the states in our 25-state footprint and we expect that eventually they will no longer be prohibited from providing long distance services in any state. Our long-distance services also compete with the services of many other companies in the long-distance marketplace in most states.  AT&T, MCI (formerly WorldCom) and Sprint currently dominate the long-distance market. The RBOCs have become important long-distance competitors in many states and we expect them to become major competitors in each state as they gain approval to enter the long-distance markets in remaining states in which they presently lack such authority. Our local and long-distance services also compete with the services of other competitive local telephone companies in many markets.

We are involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs.  We anticipate the RBOCs will continue to pursue litigation, regulations and legislation in states within our 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations.  The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which we believe would adversely affect competitive telecommunications service providers.  If adopted, these initiatives could make it more difficult for us to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future.  There are no assurances that we will prevail in our disputes with the RBOCs.  On May 9, 2003, legislation was enacted in Illinois that changes the methodology to be applied by the Illinois Commerce Commission in setting rates to be charged by incumbent local exchange carriers for unbundled local loops.   On July 2, 2003, the United States District Court for the Northern District of Illinois entered a permanent injunction against enforcement of this legislation.  That decision is currently on appeal to the 7th Circuit Court of Appeals.  We can make no assurances as to the final outcome of this litigation or ultimate status of the legislation.

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

As of April 17, 2002, we implemented fresh-start reporting under the provisions of SOP 90-7.  Under SOP 90-7, the reorganization equity value of McLeodUSA was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity.  As a consequence of the reorganization occurring as of April 16, 2002, the financial results for the periods prior to April 16, 2002 have been separately presented under the label “Predecessor McLeodUSA” and “Reorganized McLeodUSA” for the period subsequent to April 17, 2002.

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

In light of McLeodUSA’s reorganization, sale of businesses, and implementation of fresh-start accounting on April 16,

2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of

McLeodUSA or its stockholders.  As an alternative to a re-audit McLeodUSA included in its most recent Annual Report on Form 10-K/A unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the years ended December 31, 2001 and 2000.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the McLeodUSA Annual Report on Form 10-K/A for the year ended December 31, 2002, describe the significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the second quarter of 2003.

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Revenue was $222.6 million for the quarter ended June 30, 2003, a decrease of $31.9 million or 13% from the quarter ended June 30, 2002.  The decrease in revenue was primarily due to a decline in customers as well as lower average long distance revenue per customer partially offset by an increase in local service, private line and data revenue per customer.    Long distance volume was down approximately 17% compared to the same period last year reflecting the general economic slowdown and increased competition.  The second quarter also reflects the impact of the most recent reduction in access rates that are being phased in under a June 2001 Federal Communications Commission order.  The full impact of this access rate reduction is expected to result in a reduction of revenue by approximately $10 million per quarter.

Cost of service was $128.1 million for the quarter ended June 30, 2003, a decrease of $23.4 million or 15% from the quarter ended June 30, 2002.  Approximately $19 million of this decrease is attributable to the reduction in revenues.  The balance of the decrease reflects the margin improvement initiatives that we began in 2002, including network cost reductions, migration of customers to the McLeodUSA network and the elimination of non-profitable customers.  As a result of these cost savings initiatives, gross margin as a percent of revenue improved to 42% for the second quarter of 2003 from 41% for the same period a year ago.  As of June 30, 2003, 58% of our customer lines were serviced over our own network compared to 42% as of June 30, 2002.  Utilization of our own network infrastructure allows us to better manage our customer base and provides for improved profitability.

SG&A expenses were $73.5 million for the quarter ended June 30, 2003, a decrease of $23.5 million or 24% from the quarter ended June 30, 2002.  The second quarter of 2003 includes a $7.9 million recovery related to MCI pre-petition accounts receivable. During the second quarter of 2003, an agreement was reached with MCI to offset pre-petition accounts receivable against amounts McLeodUSA owed MCI for pre-petition services.  We had recorded an $8.3 million charge during the second quarter of 2002 to fully reserve for the MCI pre-petition accounts receivable after their filing for Chapter 11 protection.  Excluding the effects of the MCI accounts receivable, SG&A expenses decreased from $88.7 million in the second quarter of 2002 to $81.4 million in the second quarter of 2003, resulting primarily from a reduced workforce and improved business processes.

Depreciation and amortization expenses were $85.1 million for the quarter ended June 30, 2003, an increase of $8.2 million from the quarter ended June 30, 2002.  This increase was primarily due to a higher depreciable asset base as a result of additional assets being placed in service.

In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization charges.  Reorganization charges, net of $1,539.6 million during the second quarter 2002 were comprised of professional fees of $53.6 million, severance of $0.9 million and fresh-start fair value adjustments of $1,485.1 million.

In the third quarter of 2001, we recorded a charge in connection with our strategic and operational restructuring to provide for involuntary employee separations, facilities consolidations and other contractual commitments.  During the second quarter of 2002, we recorded a reduction of those reserves of $18.8 million due to lower than anticipated costs related to employee separations and facility closure costs as well as the negotiation of lower payments on contractual commitments.

This reduction was partially offset by additional charges of $12.0 million, primarily for leased facilities identified for termination and changes in assumptions based on current market information.

Gross interest expense was $11.1 million for the quarter ended June 30, 2003, a decrease of $4.6 million from the quarter ended June 30, 2002.  The reduction was principally caused by lower debt amounts outstanding during the second quarter of 2003 resulting from the $225 million pay down of the Credit Facility after the sale of ICTC on December 31, 2002.  The remaining portion of the decrease is attributed to lower interest rates on the amounts outstanding during 2003.  Interest expense of approximately $2.8 million and $5.3 million was capitalized as part of our construction of our fiber optic network during the second quarter of 2003 and 2002, respectively.

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

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Revenue was $448.5 million for the six months ended June 30, 2003, a decrease of $70.1 million or 14% from the six months ended June 30, 2002.  The decrease in revenue was primarily due to a reduction in customers, including our efforts to eliminate non-profitable customers, as well as lower average long distance per customer.  Long distance volume was down approximately 19% compared to the same period last year reflecting the general economic slowdown.  In addition, we sold the assets of Splitrock Services, Inc. in 2002, which generated approximately $4.7 million of revenues during the first quarter of 2002.  The six months ended June 30, 2003 also reflects the impact of the most recent reduction in access rates that are being phased in under a June 2001 Federal Communications Commission order.  The full impact of this access rate reduction is expected to result in a reduction of revenue by approximately $10 million per quarter.

Cost of service was $265.5 million for the six months ended June 30, 2003, a decrease of $65.1 million or 20% from the six months ended June 30, 2002.  Approximately $45 million of the decrease is attributable to the reduction in revenues.  The balance of the decrease reflects the margin improvement initiatives that we began in 2002, including network cost reductions, migration of customers to the McLeodUSA network and the elimination of non-profitable customers.  As a result of these cost savings initiatives, gross margin as a percent of revenue improved to 41% for the six months ended June 30, 2003 from 36% for the same period a year ago.

SG&A expenses were $155.2 million for the six months ended June 30, 2003, a decrease of $33.2 million or 18% from the six months ended June 30, 2002. The first six months of 2003 includes a $7.9 million recovery related to MCI pre-petition accounts receivable.  During the second quarter of 2003, an agreement was reached with MCI to offset pre-petition accounts receivable against amounts McLeodUSA owed MCI for pre-petition services.  We had recorded an $8.3 million charge during the second quarter of 2002 to fully reserve for the MCI pre-petition accounts receivable after their filing for Chapter 11 protection.  Excluding the effects of the MCI accounts receivable in both periods, SG&A expenses decreased from $180.1 million in the first six months of 2002 to $163.1 million in the six months ended June 30, 2003, resulting primarily from a reduced workforce, facilities consolidation and improved business processes.

Depreciation and amortization expenses were $167.3 million for the six months ended June 30, 2003, a decrease of $18.5 million from the six months ended June 30, 2002.  The decrease was primarily due to the reduction of our depreciable asset base as a result of fresh-start fair market value adjustments of approximately $1.2 billion upon our emergence from bankruptcy in April 2002.

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

In the third quarter of 2001, we recorded a charge in connection with our strategic and operational restructuring to provide for involuntary employee separations, facilities consolidations and other contractual commitments.  During the second quarter of 2002, we recorded a reduction of those reserves of $18.8 million due to lower than anticipated costs related to employee separations and facility closure costs as well as the negotiation of lower payments on contractual commitments.

This reduction was partially offset by additional charges of $12.0 million, primarily for leased facilities identified for termination and changes in assumptions based on current market information.

Gross interest expense was $23.1 million for the six months ended June 30, 2003, a decrease of $32.1 million from the six months ended June 30, 2002.  The significant reduction was principally caused by the cancellation of our Notes on the effective date of our Plan of Reorganization and lower debt amounts outstanding during 2003 resulting from the $225 million pay down of the Credit Facility after the sale of ICTC on December 31, 2002.  Interest expense of approximately $5.9 million and $12.5 million was capitalized as part of our construction of our fiber optic network during the six months ended June 30,  2003 and 2002, respectively.

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

Liquidity and Capital Resources

We had $83.0 million of cash and cash equivalents at June 30, 2003.  During the first six months of 2003 cash used in operating activities was $28.9 million and was primarily related to decreases in current liability accounts, resulting from payments for payroll related expenses, restructuring liabilities and selling costs associated with discontinued operations.

Our capital expenditures were $36.9 million during the six months ended June 30, 2003, a decrease of $20.1 million from the same period in 2002.  Within our core footprint, our network infrastructure is largely in place. We have managed our capital expenditures to coincide with the timing of revenue growth and continue to focus our expenditures on the migration of customers from resale platforms to the McLeodUSA network in order to reduce costs and improve quality.  Network quality, process improvement and cost reduction capital expenditures remained essentially on plan.  We intend to continue to manage our capital expenditures consistent with business conditions to support our on-switch, facilities-based strategy and augment for profitable revenue growth as necessary.  We are currently re-evaluating the timing and amount of our previously announced $350 million 2003-2004 capital expenditure plan.  We expect capital expenditures to be approximately $80 to $90 million for 2003.

As of June 30, 2003, there remained $715 million outstanding under the Credit Agreement dated May 31, 2000 (the “Credit Agreement”) with principal repayments of $22.1 million due within the next twelve months.  The first scheduled principal payment of $5.5 million is due September 30, 2003.  As provided for in the Third Amendment to the Credit Agreement dated November 29, 2001, we entered into an Exit Financing Facility with a consortium of banks upon consummation of the Plan on April 16, 2002 (the “Exit Facility”). The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, we have the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the Credit Agreement.  As of June 30, 2003 no amounts had been drawn on the Exit Facility. However, we have standby letters of credit outstanding of $7.5 million that reduce our borrowing availability under the Exit Facility.

We are required to pay a commitment fee on the average daily unused balance of the Exit Facility at a rate ranging from 1/2 % to 1%.  Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1/2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) LIBOR plus a margin ranging from 2.00% to 3.50%.

The Exit Facility and the Credit Agreement include restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, and designation of unrestricted subsidiaries.  Both restrict our ability to make capital expenditures in excess of $300 million annually in each of the years ending 2003 through 2005 and $350 million annually in each of the years 2006 and 2007.  The Exit Facility and the Credit Agreement also limit our leverage ratio and require minimum levels of access lines in service, interest coverage and consolidated revenue.  Our ability to borrow under the Exit Facility is subject to compliance with all of the covenants contained in the agreement.  As of June 30, 2003, we were in compliance with all financial and operating covenants under the Exit Facility and Credit Agreement.  On March 14, 2003, we obtained a waiver from a majority of the participants in the Credit Agreement and Exit Facility of the provisions in the Credit Agreement and Exit Facility that required McLeodUSA to submit audited comparative financial statements as of and for the year ended December 31, 2002.

We expect to have funds available to meet our operating and capital requirements from various sources, including existing cash balances, the Exit Facility, and cash flow from future operations.  We may meet any additional financial needs by borrowing funds under the Exit Facility or by issuing additional debt or equity securities. Although we  presently meet all of the conditions to make draws under the Exit Facility, an inability to achieve sufficient revenue growth and cost savings could negatively impact our future financial performance and cause us to fail to meet these conditions in the future.  Additionally, factors beyond our control, including a continued poor economic climate or a significant reduction in demand for our services, could cause us to fail to be in compliance with certain covenants under the Exit Facility and Credit Agreement.  We cannot assure you that additional financing will be available or available on terms that are acceptable to us.  Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs is restricted by the terms of the Third Amendment and Exit Facility.

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

Effects of New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for McLeodUSA beginning with the third quarter of 2003.  McLeodUSA does not believe the adoption of SFAS 150 will have a material impact, if any, on its consolidated financial statements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Upon the consummation of our restructuring on April 16, 2002, substantially all of our fixed rate debt was eliminated. We have variable rate debt of $715 million under the Credit Agreement outstanding at June 30, 2003.  If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended June 30, 2003, quarterly interest expense would increase by $1.8 million.  This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Office and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)  Internal Controls over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. (‘‘CapRock’’) pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock.  Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000.  The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act.  Consolidated with these claims are allegations that CapRock’s June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act.  The named defendants in these lawsuits include CapRock and certain of its officers and directors. On July 7, 2003, the parties executed a Memorandum of Understanding (“MOU”) by which the parties agreed to settle the action for a cash payment of $11 million which would be covered by a combination of insurance and a rebate of previously paid insurance premiums.  The settlement contemplated by the MOU is conditioned upon satisfactory confirmatory discovery regarding the fairness of the settlement, execution of a definitive settlement agreement, and final court approval.

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

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs.  McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations.  The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA.  If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future.  There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.  On May 9, 2003, legislation was enacted in Illinois that changes the methodology to be applied by the Illinois Commerce Commission in setting rates to be charged by incumbent local exchange carriers for unbundled local loops.   On July 2, 2003, the United States District Court for the Northern District of Illinois entered a permanent injunction against enforcement of this legislation.  That decision is currently on appeal to the 7th Circuit Court of Appeals.  McLeodUSA can make no assurances as to the final outcome of this litigation or ultimate status of the legislation.

McLeodUSA is not aware of any other material litigation against it.  McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 30, 2003.  All of the proposals presented for stockholder consideration at the Annual Meeting were approved.  The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

Proposal 1-Election of Directors

	Term Expires	Votes For	Votes Withheld
G. Kenneth Burckhardt	2006	270,669,272	4,862,995
James E. Hoffman	2006	267,553,235	7,979,032
Farid Suleman	2006	275,029,757	502,510
Peter V. Ueberroth	2006	270,611,022	4,921,245
Juan Villalonga	2006	270,543,576	4,988,691

Proposal 2-Ratification of the appointment of Deloitte & Touche LLP as McLeodUSA’s independent public accountants for the fiscal year ended December 31, 2003.

Votes For	267,262,093
Votes Against	8,230,386
Absentions	39,788
Broker Non-Votes	—

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On April 24, 2003, we announced our financial results for the fiscal quarter ended March 31, 2003, and certain other information, in a press release.

On June 13, 2003, we filed a Current Report on Form 8-K announcing the receipt of formal notice from Nasdaq that McLeodUSA has regained compliance with the minimum bid price requirement under the Nasdaq Marketplace Rules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McLEODUSA INCORPORATED
(registrant)

Date: August 14, 2003	By:	/s/ Chris A. Davis
Chris A. Davis
Chairman and Chief Executive Officer

Date: August 14, 2003	By:	/s/ G. Kenneth Burckhardt
G. Kenneth Burckhardt
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.