Form 10-Q
period 2003-09-30
MCLEODUSA INC
filed 2003-11-14
CIK 919943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares outstanding of each class of the issuer’s common stock as of November 3, 2003:

Common Stock Class A: ($0.01 par value)	173,557,189 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets, September 30, 2003 (unaudited) and December 31, 2002

Unaudited Condensed Consolidated Statements of Operations

Reorganized McLeodUSA – for the three months ended September 30, 2003 and 2002

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

Reorganized McLeodUSA – for the nine months ended September 30, 2003

Reorganized McLeodUSA – for the period April 17, 2002 to September 30, 2002

Predecessor McLeodUSA – for the period January 1, 2002 to April 16, 2002

Unaudited Condensed Consolidated Statements of Cash Flows

Reorganized McLeodUSA – for the nine months ended September 30, 2003

Reorganized McLeodUSA – for the period April 17, 2002 to September 30, 2002

Predecessor McLeodUSA – for the period January 1, 2002 to April 16, 2002

Notes to the Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM I. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48.3	$170.6
Restricted cash	9.0	—
Trade receivables, net	75.5	93.1
Prepaid expenses and other	22.4	26.2
Assets held for sale	9.3	11.1
Total current assets	164.5	301.0

Property and equipment
Land and buildings	73.8	72.9
Communications networks	904.1	816.0
Furniture, fixtures and equipment	193.4	181.3
Networks in progress	257.6	303.5
	1,428.9	1,373.7
Less accumulated depreciation	369.6	170.6
	1,059.3	1,203.1

Intangibles and other assets
Goodwill	245.1	237.8
Other intangibles, net	209.0	234.5
Other	19.8	23.9
	473.9	496.2
TOTAL ASSETS	$1,697.7	$2,000.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$25.8	$15.0
Accounts payable	42.9	71.1
Accrued payroll and payroll related expenses	22.6	23.6
Other accrued liabilities	131.2	152.8
Deferred revenue, current portion	9.6	9.8
Liabilities related to discontinued operations	0.6	6.3
Total current liabilities	232.7	278.6

Long-term debt, less current maturities	685.2	704.9
Deferred revenue, less current portion	12.9	13.5
Other long-term liabilities	57.5	54.9
	988.3	1,051.9
Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 7,981,602 and 9,999,900 outstanding at September 30, 2003 and December 31, 2002, respectively	140.8	172.6

Stockholders’ equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 172,470,490 and 162,500,481 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1.8	1.6
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at September 30, 2003 and December 31, 2002	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at September 30, 2003 and December 31, 2002	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at September 30, 2003 and December 31, 2002	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	983.6	951.9
Accumulated deficit	(440.5)	(201.4)
	568.6	775.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,697.7	$2,000.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended September 30,
	2003	2002

Revenues	$211.0	$243.5

Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	117.4	154.1
Selling, general and administrative	80.0	79.1
Depreciation and amortization	86.6	75.7
Total operating expenses	284.0	308.9
Operating loss	(73.0)	(65.4)

Nonoperating expense:
Interest expense, net of amounts capitalized	(8.9)	(10.7)
Other expense	(0.3)	(1.5)
Total nonoperating expense	(9.2)	(12.2)
Loss from continuing operations	(82.2)	(77.6)

Discontinued operations:
Income from discontinued operations (including loss on disposals of $2.9 during 2002)	—	10.2
Net loss	(82.2)	(67.4)
Preferred stock dividend	(1.2)	(1.2)
Net loss applicable to common shares	$(83.4)	$(68.6)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.30)	$(0.29)
Discontinued operations	—	0.04
Loss per common share	$(0.30)	$(0.25)
Weighted average common shares outstanding	278.9	276.3

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

(In millions, except per share data)

	Reorganized McLeodUSA		Predecessor McLeodUSA
	Nine months ended September 30, 2003	April 17, 2002 to September 30, 2002	January 1, 2002 to April 16, 2002

Revenues	$659.5	$450.7	$311.4
Operating expenses:
Cost of service (exclusive of depreciation shown separately below)	382.9	273.5	211.2
Selling, general and administrative	235.2	158.6	108.9
Depreciation and amortization	253.9	135.2	126.3
Reorganization charges, net	—	—	1,596.8
Restructuring adjustment	—	—	(6.8)
Total operating expenses	872.0	567.3	2,036.4
Operating loss	(212.5)	(116.6)	(1,725.0)

Nonoperating (expense) income:
Interest expense, net of amounts capitalized (contractual interest was $93.6 million for the period January 1 to April 16, 2002)	(25.9)	(18.9)	(33.2)
Other (expense) income	(0.7)	(0.4)	2.0
Gain on cancellation of debt	—	—	2,372.8
Total nonoperating (expense) income	(26.6)	(19.3)	2,341.6
(Loss) income from continuing operations	(239.1)	(135.9)	616.6
Discontinued operations:
Income from discontinued operations (including net gains (losses) on disposals of $148.3 for the period January 1 to April 16, 2002 and ($2.9) for April 17 to September 30, 2002)	—	23.2	167.1
Net (loss) income	(239.1)	(112.7)	783.7
Preferred stock dividend (contractual dividends were $8.9 million for the period January 1 to April 16, 2002)	(3.6)	(2.3)	(4.8)
Net (loss) income applicable to common shares	$(242.7)	$(115.0)	$778.9

Basic and diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.87)	$(0.50)	$0.97
Discontinued operations	—	0.08	0.27
(Loss) income per common share	$(0.87)	$(0.42)	$1.24
Weighted average common shares outstanding	277.9	276.3	627.7

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period	$—	$—	$(2.1)
Less: reclassification adjustment for gains included in net income	—	—	3.2
Total other comprehensive income	—	—	1.1
Comprehensive (loss) income	$(239.1)	$(112.7)	$784.8

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Reorganized McLeodUSA		Predecessor McLeodUSA
	Nine months ended September 30, 2003	April 17, 2002 to September 30, 2002	January 1, 2002 to April 16, 2002

Cash Flows from Operating Activities
Net (loss) income from continuing operations	$(239.1)	$(135.9)	$616.6
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	203.7	106.7	108.6
Amortization	50.2	28.5	17.7
Accretion of interest	2.6	—	4.1
(Gain) loss on sale of assets	(0.1)	2.5	(6.4)
Non cash reorganization items	—	—	1,538.4
Gain on cancellation of debt	—	—	(2,372.8)
Restructuring adjustment	—	—	(6.8)
Changes in assets and liabilities, net of dispositions:
Trade receivables	8.2	38.7	14.3
Prepaid expenses and other	11.4	(10.3)	10.2
Accounts payable and accrued expenses	(52.9)	(25.5)	(43.3)
Deferred revenue	(0.8)	(6.1)	1.1
Increase in restricted cash	(9.0)	—	—
Net cash used in operating activities	(25.8)	(1.4)	(118.3)

Cash Flows from Investing Activities
Purchases of property and equipment	(58.8)	(38.6)	(37.2)
Other assets	(32.2)	(27.2)	(16.5)
Sale of available for sale securities	—	—	2.0
Proceeds from the sale of assets	3.1	8.1	19.1
Proceeds from the sale of businesses	—	100.0	679.7
Other	—	(0.4)	—
Net cash (used in) provided by investing activities	(87.9)	41.9	647.1

Cash Flows from Financing Activities
Payments on long-term debt	(8.6)	(4.1)	(734.3)
Investment by Forstmann Little	—	—	175.0
Net cash used in financing activities	(8.6)	(4.1)	(559.3)

Net (decrease) increase in cash and cash equivalents from continuing operations	(122.3)	36.4	(30.5)

Net cash provided by discontinued operations	—	10.4	31.6

Cash and cash equivalents
Beginning	170.6	138.2	137.1
Ending	$48.3	$185.0	$138.2
Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$30.0	$27.4	$16.2
Supplemental Schedule of Noncash Investing and Financing Activities
Preferred stock dividends	$3.6	$2.3	$4.8

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

During the period from January 31, 2002 to April 16, 2002, McLeodUSA operated as a debtor-in-possession.  The unaudited condensed consolidated financial statements during the period from January 31, 2002 to April 16, 2002, have been prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).  McLeodUSA adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The unaudited condensed consolidated statement of operations for the period January 1, 2002 to April 16, 2002 separately discloses expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after filing by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law.  See Note 3 for further discussion of the emergence from bankruptcy.

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

For the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to September 30, 2002, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Unaudited Condensed Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the condensed consolidated balance sheets.  See Note 2 for further discussion of discontinued operations.

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

Accounting for Stock-based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123 had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2003, the three months ended September 30, 2002 and the period April 17, 2002 to September 30, 2002 as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.  During the period January 1, 2002 to April 16, 2002, there were options outstanding under Predecessor McLeodUSA option plans.  No pro forma information has been presented below for 2002 under Predecessor McLeodUSA option plans because those option plans were terminated upon the confirmation of the Plan on April 5, 2002.

	Three months ended September 30,
	2003	2002
Net loss applicable to common shares, as reported	$(83.4)	$(68.6)
Less: total stock-based employee compensation expense determined under fair value based methods	(2.6)	(2.1)
Pro forma net loss applicable to common shares	$(86.0)	$(70.7)

Loss per share:
Basic and diluted, as reported	$(0.30)	$(0.25)
Basic and diluted, pro forma	$(0.31)	$(0.26)

	Nine months ended September 30, 2003	April 17, 2002 to September 30, 2002
Net loss applicable to common shares, as reported	$(242.7)	$(115.0)
Less: total stock-based employee compensation expense determined under fair value based methods	(7.0)	(10.8)
Pro forma net loss applicable to common shares	$(249.7)	$(125.8)

Loss per share:
Basic and diluted, as reported	$(0.87)	$(0.42)
Basic and diluted, pro forma	$(0.90)	$(0.46)

Basic and diluted loss per common share

Loss per common share has been computed using the weighted average number of shares of common stock outstanding.  All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants may become dilutive.  Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been approximately 423 million at September 30, 2003.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees. The recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements became effective as of December 31, 2002.  At September 30, 2003, McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases.  As of September 30, 2003 the guarantees total $28.4 million and expire over various periods through September 2016, corresponding with the termination of the lease agreements.

Restricted cash

McLeodUSA has recorded $9.0 million of cash as restricted at September 30, 2003.  The restricted cash was received from McLeodUSA’s insurance carrier pursuant to a Stipulation of Settlement dated September 22, 2003 to settle the CapRock securities litigation.  The settlement agreement, which received preliminary court approval on October 14, 2003, provides for the payment of $11.0 million to plaintiffs, which would be covered by a combination of the $9 million of restricted cash and a portion of a rebate of insurance premiums previously paid to another carrier.  As required by the settlement agreement, McLeodUSA placed the $9.0 million of restricted cash in escrow on October 27, 2003.  See Note 10 for further discussion.

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

Also in 2001, McLeodUSA initiated a financial restructuring to substantially reduce its outstanding debt.  As part of the financial restructuring, McLeodUSA and its senior secured lenders agreed to amend McLeodUSA’s Credit Agreement dated May 31, 2002 (the “Credit Agreement”) to permit the financial restructuring.  The key elements of the financial restructuring included, among other things (1) the sale of McLeodUSA Media Group Inc. and its subsidiaries (“Pubco”) and the use of the proceeds therefrom to make a payment to holders of all of its outstanding notes (including its 10 1/ 2% Senior Discount Notes, 9 1/ 4% Senior Notes, 8 3/ 8% Senior Notes, 9 1/ 2% Senior Notes, 8 1/ 8% Senior Notes, 12% Senior Notes, 11 1 / 2% Senior Notes and 11 3 / 8% Senior Notes (collectively, the “Notes”)), and (2) the sale of McLeodUSA’s Illinois independent local exchange carrier (“ICTC”) upon completion of the restructuring and use of the first $225 million of net proceeds to prepay the term loans under the Credit Agreement.

For the three months ended September 30, 2002 and the periods April 17, 2002 to September 30, 2002 and January 1, 2002 to April 16, 2002, the operating results of the businesses listed below have been reported as discontinued operations in the McLeodUSA Unaudited Condensed Consolidated Financial Statements in accordance with SFAS 144.  At December 31, 2002, all of the businesses had been sold.  The remaining assets held for sale totaling $9.3 million are comprised of real estate and an equity interest in a partnership.  The liabilities related to discontinued operations represent unpaid selling costs.

For the three months ended September 30, 2002, and the periods April 17, 2002 to September 30, 2002 and January 1, 2002 to April 16, 2002, the amount of revenue and net income (including gains or losses on the sales) attributable to discontinued operations and the assets held for sale were as follows (in millions):

	Reorganized McLeodUSA		Predecessor McLeodUSA
	Three Months Ended September 30, 2002	April 17, 2002 to September 30, 2002	January 1, 2002 to April 16, 2002
Revenues:
IBS	$—	$—	$1.2
CapRock Services	—	—	8.8
Pubco	—	—	94.3
DTG	9.1	17.8	12.0
Greene County	1.1	2.6	2.3
ICTC	27.7	50.5	31.7
	$37.9	$70.9	$150.3

	Reorganized McLeodUSA		Predecessor McLeodUSA
	Three Months Ended September 30, 2002	April 17, 2002 to September 30, 2002	January 1, 2002 to April 16, 2002
Net income (loss):
IBS	$—	$(0.5)	$1.0
CapRock Services	—	(0.1)	8.3
Pubco	(0.2)	(0.2)	150.0
DTG	(0.1)	3.9	(0.4)
Greene County	(0.2)	0.1	0.2
ICTC	10.7	20.0	8.0
	$10.2	$23.2	$167.1

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

The condensed financial information for the predecessor parent company, McLeodUSA Incorporated, for the period January 1, 2002 to April 16, 2002 is as follows (in millions):

Predecessor McLeodUSA

January 1, 2002 to April 16, 2002

Operating expenses:
Selling, general and administrative	$8.7
Depreciation and amortization	5.1
Reorganization charges, net	1,596.8
Restructuring adjustment	(6.8)
Total operating expenses	1,603.8

Nonoperating income:
Interest expense, net of amounts capitalized	(33.0)
Gain on cancellation of debt	2,372.8
Other income	0.4
Equity in net losses of subsidiaries	(119.8)
Total nonoperating income	2,220.4
Income from continuing operations	616.6
Income from discontinued operations	167.1
Net income	783.7
Preferred stock dividend	(4.8)
Net income applicable to common shares	$778.9

Contractual interest was $93.6 million for the period January 1, 2002 to April 16, 2002.  Contractual dividends were $8.9 million for the period January 1, 2002 to April 16, 2002.

Predecessor McLeodUSA
January 1, 2002 to April 16, 2002

Cash Flows from Operating Activities
Net income from continuing operations	$616.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5.1
Accretion of interest	4.1
Noncash reorganization items	1,538.4
Gain on cancellation of debt	(2,372.8)
Restructuring adjustment	(6.8)
Gain on sale of assets	(0.4)
Equity in losses of subsidiaries	119.8
Changes in assets and liabilities, net of dispositions:
Prepaid and other assets	6.5
Accounts payable and accrued expenses	8.3
Intercompany receivables	(73.5)
Net cash used in operating activities	(154.7)

Cash Flows from Investing Activities
Purchases of property and equipment	(0.6)
Proceeds from the sale of businesses and assets	679.7
Net cash provided by investing activities	679.1

Cash Flows from Financing Activities
Proceeds from Forstmann Little investment	175.0
Payments on long-term debt	(730.0)
Net cash used in financing activities	(555.0)

Net increase in cash and cash equivalents from continuing operations	(30.6)

Net cash provided by discontinued operations	31.6
Cash and cash equivalents
Beginning	120.2
Ending	$121.2

Reorganization charges, net:  Reorganization charges, net, are comprised of items incurred by McLeodUSA as a result of reorganization under Chapter 11 of the Bankruptcy Code.  Charges for the period January 1, 2002 to April 16, 2002 consisted of the following (in millions):

Predecessor McLeodUSA
January 1, 2002 to April 16, 2002

Professional fees	$57.5
Severance	0.9
Write-off deferred financing fees and discounts	53.3
Fresh-start adjustments to fair value	1,485.1
$1,596.8

Note 4:  Trade Receivables

The composition of trade receivables, net, is as follows (in millions):

	September 30, 2003	December 31, 2002
Trade Receivables:
Billed	$94.0	$137.6
Unbilled	8.3	11.2
	102.3	148.8

Allowance for doubtful accounts and discounts	(26.8)	(55.7)
	$75.5	$93.1

Note 5:  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	September 30, 2003	December 31, 2002
Restructuring	$37.2	$61.2
Caprock Securities Litigation	19.0	10.0
Accrued Sales/Use/Excise Taxes	13.1	18.3
Accrued Property Taxes	17.6	15.8
Other	44.3	47.5
	$131.2	$152.8

Included in other accrued expenses at September 30, 2003 and December 31, 2002, is $19.0 million and $10.0 million, respectively, related to the CapRock securities litigation settlement.  As discussed in Note 1 and Note 10, McLeodUSA has entered into a settlement agreement which provides for a cash payment of $11.0 million to the plaintiffs.  The $19.0 million at September 30, 2003 is comprised of $9.0 million received from McLeodUSA’s insurance carrier and a $10.0 million liability recorded by McLeodUSA in 2001.  The liability in excess of the settlement amount will remain until the settlement has received final approval from the court, which is expected to occur during December 2003.

Note 6:  Restructuring Charges

Changes in the carrying amount of the restructuring liability for the nine months ended September 30, 2003 is summarized as follows (in millions):

	Liability at December 31, 2002	Cash Payments Through September 30, 2003	Adjustments Through September 30, 2003	Remaining Liability September 30, 2003
Employee separations	$0.6	$0.8	$0.3	$0.1
Facility closure costs	58.8	22.1	(0.1)	36.6
Other contractual commitments	1.8	1.1	(0.2)	0.5
	$61.2	$24.0	$—	$37.2

Note 7:  Goodwill and Other Intangible Assets

On January 1, 2002, McLeodUSA adopted SFAS 142, Accounting for Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life.  Under this approach, goodwill and intangibles with indefinite lives are not amortized but are reviewed at least annually for impairment.  Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.  McLeodUSA performed impairment tests on goodwill and other intangible assets that have an indefinite useful life by comparing the fair values of its reportable units containing goodwill and indefinite-lived intangible asset balances to their carrying values in the third quarter of 2003.  As a result of the tests performed, McLeodUSA determined that there was no impairment of the carrying values of its goodwill and indefinite-lived intangible assets.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are summarized as follows (in millions):

Balance, December 31, 2002	$237.8
Fresh-start valuation adjustments	7.3
Balance, September 30, 2003	$245.1

Intangible assets with finite lives at September 30, 2003 are summarized as follows (in millions):

	Gross	Accumulated Amortization	Net

Deferred line installation costs	$186.9	$81.4	$105.5
Customer base	29.8	10.1	19.7
	$216.7	$91.5	$125.2

In connection with our adoption of fresh-start reporting, independent appraisers valued the intangible assets.  McLeodUSA’s customer base was valued at $24.0 million with a remaining life of five years.  Also included in the customer base is a customer contract, valued at $5.8 million, and assigned a remaining life of 33 months.  The trademarks McLeodUSA and PrimeLine were assigned a value collectively of $83.8 million.  The trademarks were determined to have indefinite lives and are not being amortized.  Annual estimated amortization expense for intangible assets for 2004 is $55 million, $51 million per year for 2005 through 2007 and $47 million for 2008.

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

Changes in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2003 is summarized as follows (in millions):

Balance, December 31, 2002	$54.9
Interest accretion	2.6
Balance, September 30, 2003	$57.5

Note 9:  Long Term Debt

As a result of slower than forecasted growth in telecommunications revenue, McLeodUSA sought and obtained amendments to the financial covenants of the Credit Agreement as well as the $110 million financing facility entered into on April 16, 2002 (the “Exit Facility”). The approved amendment includes adjustments to the leverage ratio and the minimum revenue covenants. The leverage ratio was amended to 13.0, 15.0, 13.5, 13.5, 11.0 and 8.5 starting in the third quarter of 2003 through the fourth quarter of 2004, respectively, and the minimum revenue covenant was amended to $850 million, $850 million, $875 million, $900 million and $950 million starting in the fourth quarter of 2003 through the fourth quarter of 2004, respectively.  In addition, the amendment included a downward revision to the capital expenditure limits for 2003, 2004 and 2005 to $100 million, $100 million and $200 million respectively, excluding any carryover provisions, which were not amended.  McLeodUSA paid approximately $5.3 million in fees in October to the lender group in connection with the approval of this amendment.  McLeodUSA is currently in compliance with the financial covenants and drew $40 million under the Exit Facility in October 2003.

Note 10:  Litigation

On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. (“CapRock”) pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock.  Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000.  The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act.  Consolidated with these claims are allegations that CapRock’s June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act.  The named defendants in these lawsuits include CapRock and certain of its officers and directors. On September 22, 2003, the parties executed a Stipulation of Settlement (“Settlement”) by which the parties agreed to settle the action for a cash payment of $11 million which would be covered by a combination of insurance and a rebate of previously paid insurance premiums.  The court granted preliminary approval of the Settlement on October 14, 2003.   The Settlement is conditioned upon final court approval.  No member of the plaintiff class objected to the Settlement by the deadline, which was November 11, 2003.  Final court approval is expected by the end of the year.

Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the “Individual Defendants”) are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (E.D. Iowa) (the “Iowa Class Action”).  The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action.  A magistrate judge has issued a recommended ruling denying the motion to dismiss, which now awaits final disposition by the district judge. McLeodUSA has indemnification obligations running to the Individual Defendants.  One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney’s fees as allowed) on behalf of all class claimants in the Iowa Class Action (the ‘‘Bankruptcy Claims’’ and, together with the Iowa Class Action, the “Securities Claims”).  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock.  Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs.  McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations.  The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA.  If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future.  There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.  On May 9, 2003, legislation was enacted in Illinois that changes the methodology to be applied by the Illinois Commerce Commission in setting rates to be charged by incumbent local exchange carriers for unbundled local loops.  On July 2, 2003, the United States District Court for the Northern District of Illinois entered a permanent injunction against enforcement of this legislation.  The 7th Circuit Court of Appeals affirmed the District Court ruling on November 10, 2003.  McLeodUSA can make no assurances as to the final outcome of this litigation or ultimate status of the legislation.

The FCC released its Triennial Review Order in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. The outcome of these individual state proceedings, or their ultimate impact on McLeodUSA and its access to particular network elements, cannot be predicted.

On September 10, 2003 the FCC issued a Notice of Proposed Rulemaking on TELRIC.  This is a proceeding to review the Total Element Long Run Incremental Cost (“TELRIC”) methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increased unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2004.

McLeodUSA is not aware of any other material litigation against it.  McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Note 11:  Effects of New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for McLeodUSA beginning with the third quarter of 2003.  The adoption of SFAS 150 did not have an impact on the consolidated financial statements of McLeodUSA.

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

Some of the statements in this discussion include statements about our future expectations.  Statements that are not historical facts are forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Such statements may include projections of financial and operational results and goals, including revenue, EBITDA, profitability, savings and cash.  These forward-looking statements are subject to known as well as unknown risks and uncertainties that may cause actual results to differ materially from our expectations.  Our expectations are based on various factors and assumptions and reflect only our predictions.  Factors that could cause actual results to differ materially from the forward-looking statement include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms and changes in the competitive climate in which we operate.  These and other risks are described in more detail in our most recent Annual Report on Form 10-K and Form 10-K/A both filed with the SEC.  Except as required under federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

McLeodUSA provides integrated communications services, including local services, in 25 Midwest, Southwest, Northwest and Rocky Mountain states.  The Company is a facilities-based telecommunications provider with, as of September 30, 2003, 38 ATM switches, 44 voice switches, 604 collocations, 435 DSLAMs and 3,480 employees.  As of April 16, 2002, Forstmann Little & Co. became a 58% shareholder in the Company.

We derive our revenue from our core competitive telecommunications and related communications services.  These services include local and long-distance services; dial-up Internet access services; high-speed/broadband Internet access services such as services using DSL, cable modems and dedicated T1 access; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer’s use; advanced communication services for larger businesses such as frame relay, private line, and ISDN; and value-added services such as virtual private networks and web hosting.  During the third quarter we entered into a multi-year wholesale agreement with a nationwide wireless carrier in order to offer wireless voice services to our customers.  We began marketing and selling wireless services in the fourth quarter.

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

The communications services industry is highly competitive. Our local exchange business competes with incumbent local telephone companies that currently dominate their respective local telecommunications markets. Our largest local service competitors, the RBOCs, have gained approval to offer long distance services in a majority of the states in our 25-state footprint and we expect that eventually they will no longer be prohibited from providing long distance services in any state. Our long-distance services also compete with the services of many other companies in the long-distance marketplace in most states.  AT&T, MCI (formerly WorldCom) and Sprint currently dominate the long-distance market. The RBOCs have become important long-distance competitors in many states and we expect them to become major competitors in each state as they gain approval to enter the long-distance markets in remaining states in which they presently lack such authority. Our local and long-distance services also compete with the services of other competitive local telephone companies in many markets.

We are involved in numerous regulatory proceedings before various public utility commissions and the Federal Communications Commission (“FCC”), particularly in connection with actions by the RBOCs.  We anticipate the RBOCs will continue to pursue litigation, regulations and legislation in states within our 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations.  The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which we believe would adversely affect competitive telecommunications service providers.  If adopted, these initiatives could make it more difficult for us to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future.  There are no assurances that we will prevail in our disputes with the RBOCs.  On May 9, 2003, legislation was enacted in Illinois that changes the methodology to be applied by the Illinois Commerce Commission in setting rates to be charged by incumbent local exchange carriers for unbundled local loops.  On July 2, 2003, the United States District Court for the Northern District of Illinois entered a permanent injunction against enforcement of this legislation.  The 7th Circuit Court of Appeals affirmed the District Court ruling on November 10, 2003.  We can make no assurances as to the final outcome of this litigation or ultimate status of the legislation.

The FCC released its Triennial Review Order in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. The outcome of these individual state proceedings, or their ultimate impact on McLeodUSA and its access to particular network elements, cannot be predicted.

On September 10, 2003 the FCC issued a Notice of Proposed Rulemaking on TELRIC.  This is a proceeding to review the Total Element Long Run Incremental Cost (“TELRIC”) methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increased unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2004.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the McLeodUSA Annual Report on Form 10-K/A for the year ended December 31, 2002, describe the significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the third quarter of 2003.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Revenue was $211.0 million for the quarter ended September 30, 2003, a decrease of $32.5 million or 13% from the quarter ended September 30, 2002.  The decrease in revenue was primarily due to a decline in customers, of which approximately 50,000 resulted from our drive to eliminate non-profitable business.  Long distance volume was down approximately 9% compared to the same period last year reflecting the general economic slowdown and increased competition.  The quarter ended September 30, 2003 also reflects the impact of the most recent FCC mandated reduction in access rates which had the effect of reducing revenues by approximately $10 million.

Cost of service was $117.4 million for the quarter ended September 30, 2003, a decrease of $36.7 million or 24% from the quarter ended September 30, 2002.  Approximately $21 million of this decrease is attributable to the reduction in revenues.  The balance of the decrease reflects the margin improvement initiatives that we began in 2002, including network cost reductions, migration of customers to the McLeodUSA network and the elimination of non-profitable customers.  As a result of these cost savings initiatives, gross margin as a percent of revenue improved to 44% for the third quarter of 2003 from 37% for the same period a year ago.  As of September 30, 2003, 62% of our customer lines were serviced over our own network compared to 46% as of September 30, 2002.  Utilization of our own network infrastructure allows us to better manage our customer base and provides for improved profitability.

SG&A expenses were $80.0 million for the quarter ended September 30, 2003, an increase of $0.9 million or 1% from the quarter ended September 30, 2002.  As the full benefit of the reduced workforce and improved business processes was realized in the third quarter of 2002, SG&A expenses have remained essentially flat through 2003, excluding the impact of the recovery of the $7.9 million MCI receivable in the second quarter of 2003.

Depreciation and amortization expenses were $86.6 million for the quarter ended September 30, 2003, an increase of $10.9 million from the quarter ended September 30, 2002.  This increase was primarily due to a higher depreciable asset base as a result of additional assets being placed in service.

Gross interest expense was $11.3 million for the quarter ended September 30, 2003, a decrease of $4.3 million from the quarter ended September 30, 2002.  The reduction was principally caused by lower debt amounts outstanding during the third quarter of 2003 resulting from the $225 million pay down of the Credit Facility after the sale of ICTC on December 31, 2002.  The remaining portion of the decrease is attributed to lower interest rates on the amounts outstanding during 2003.  Interest expense of approximately $2.4 million and $4.3 million was capitalized as part of our construction of our fiber optic network during the third quarter of 2003 and 2002, respectively.

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

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Revenue was $659.5 million for the nine months ended September 30, 2003, a decrease of $102.6 million or 14% from the nine months ended September 30, 2002.  The decrease in revenue was primarily due to a reduction in customers, including our efforts to eliminate non-profitable customers, as well as lower average long distance per customer.  Long distance volume was down approximately 16% compared to the same period last year reflecting the general economic slowdown and increased competition.  In addition, we sold the assets of Splitrock Services, Inc. in 2002, which generated approximately $4.7 million of revenues during the first quarter of 2002.  The nine months ended September 30, 2003 also reflect the impact of the most recent reduction in access rates that are being phased in under a June 2001 FCC order.  The rate reduction resulted in decreased revenues of approximately $11 million.

Cost of service was $382.9 million for the nine months ended September 30, 2003, a decrease of $101.8 million or 21% from the nine months ended September 30, 2002.  Approximately $65 million of the decrease is attributable to the reduction in revenues.  The balance of the decrease reflects the margin improvement initiatives that we began in 2002, including network cost reductions, migration of customers to the McLeodUSA network and the elimination of non-profitable customers.  As a result of these cost savings initiatives, gross margin as a percent of revenue improved to 42% for the nine months ended September 30, 2003 from 36% for the same period a year ago.

SG&A expenses were $235.2 million for the nine months ended September 30, 2003, a decrease of $32.3 million or 12% from the nine months ended September 30, 2002. The first nine months of 2003 include a $7.9 million recovery related to MCI pre-petition accounts receivable.  During the second quarter of 2003, an agreement was reached with MCI to offset pre-petition accounts receivable against amounts McLeodUSA owed MCI for pre-petition services.  We had recorded an $8.3 million charge during the second quarter of 2002 to fully reserve for the MCI pre-petition accounts receivable after their filing for Chapter 11 protection.  Excluding the effects of the MCI accounts receivable in both periods, SG&A expenses decreased from $259.2 million in the first nine months of 2002 to $243.1 million in the nine months ended September 30, 2003, resulting primarily from a reduced workforce, facilities consolidation and improved business processes.

Depreciation and amortization expenses were $253.9 million for the nine months ended September 30, 2003, a decrease of $7.6 million from the nine months ended September 30, 2002.  The decrease was primarily due to the reduction of our depreciable asset base as a result of fresh-start fair market value adjustments of approximately $1.2 billion upon our emergence from bankruptcy in April 2002.

In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization charges. Reorganization charges, net, of $1,596.8 million during the nine months ended September 30, 2002 were comprised of professional fees of $57.5 million, severance of $0.9 million, the write-off of deferred financing fees and discounts on the Notes of $53.3 million and fresh-start fair value adjustments of $1,485.1 million.

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

Gross interest expense was $34.2 million for the nine months ended September 30, 2003, a decrease of $34.7 million from the nine months ended September 30, 2002.  The significant reduction was principally caused by the cancellation of our Notes on the effective date of our Plan of Reorganization and lower debt amounts outstanding during 2003 resulting from the $225 million pay down of the Credit Facility after the sale of ICTC on December 31, 2002.  Interest expense of approximately $8.3 million and $16.8 million was capitalized as part of our construction of our fiber optic network during the nine months ended September 30, 2003 and 2002, respectively.

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

Liquidity and Capital Resources

We had $48.3 million of cash and cash equivalents and $9 million of restricted cash at September 30, 2003. The restricted cash was received from our insurance carrier pursuant to a Stipulation of Settlement dated September 22, 2003 to settle the CapRock securities litigation.  The settlement agreement, which received preliminary court approval on October 14, 2003, provides for the payment of $11 million to plaintiffs, which would be covered by a combination of the $9 million received and a portion of a rebate of insurance premiums previously paid to another carrier.  The $9 million has been included on the balance sheet as restricted cash since we were required to place these funds in escrow by October 27, 2003.

During the first nine months of 2003 cash used in operating activities was $25.8 million and was primarily related to decreases in current liability accounts, resulting from payments for payroll related expenses, restructuring liabilities and selling costs associated with discontinued operations.

Our capital expenditures were $58.8 million during the nine months ended September 30, 2003, a decrease of $17.0 million from the same period in 2002.  Within our core footprint, our network infrastructure is largely in place. We have managed our capital expenditures to coincide with the timing of revenue growth and continue to focus our expenditures on the migration of customers from resale platforms to the McLeodUSA network in order to reduce costs and improve quality.  We intend to continue to manage our capital expenditures consistent with business conditions to support our on-switch, facilities-based strategy and augment for profitable revenue growth as necessary.  We expect capital expenditures of approximately $85 million in 2003 and expect 2004 capital expenditures to be below that level depending on the timing of planned revenue growth during the year.

As of September 30, 2003, $709.5 million remained outstanding under the Credit Agreement dated May 31, 2000 (the “Credit Agreement”) with principal repayments of $24.4 million due within the next twelve months.  The next scheduled principal payment of $5.5 million is due December 31, 2003.  As provided for in the Third Amendment to the Credit Agreement dated November 29, 2001, we entered into an Exit Financing Facility with a consortium of banks upon consummation of the Plan on April 16, 2002 (the “Exit Facility”). The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, we have the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the Credit Agreement.  In October 2003, we drew $40 million under the Exit Facility.  We also have standby letters of credit outstanding of $8.9 million that reduce our borrowing availability under the Exit Facility.

We are required to pay a commitment fee on the average daily unused balance of the Exit Facility at a rate ranging from 1 /2% to 1%.  Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1 /2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) LIBOR plus a margin ranging from 2.00% to 3.50%.

The Exit Facility and the Credit Agreement include restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, and designation of unrestricted subsidiaries.  Both restrict our ability to make capital expenditures.  The Exit Facility and the Credit Agreement also limit our leverage ratio and require minimum levels of access lines in service, interest coverage and consolidated revenue.  Our ability to borrow under the Exit Facility is subject to compliance with all of the covenants contained in the agreement.  As a result of slower than forecasted growth in revenue, we sought and obtained amendments to the Credit Agreement and Exit Facility financial covenants.  The approved amendment includes adjustments to the leverage ratio and the minimum revenue covenants. The leverage ratio was amended to 13.0, 15.0, 13.5, 13.5, 11.0 and 8.5 starting in the third quarter of 2003 through the fourth quarter of 2004, respectively, and the minimum revenue covenant was amended to $850 million, $850 million, $875 million, $900 million and $950 million starting in the fourth quarter of 2003 through the fourth quarter of 2004, respectively.  In addition, the amendment included a downward revision to the capital expenditure limits for 2003, 2004 and 2005 to $100 million, $100 million and $200 million respectively, excluding any carryover provisions, which were not amended.  We paid approximately $5.3 million in fees in October to the lender group in connection with the approval of this amendment.  We are currently in compliance with the financial covenants under the Credit Agreement and Exit Facility.

We expect to have funds available to meet our operating and capital requirements from various sources, including existing cash balances, the Exit Facility, and cash flow from future operations.  We may meet any additional financial needs by borrowing funds under the Exit Facility or by issuing additional debt or equity securities. Although we presently meet all of the conditions to make draws under the Exit Facility, an inability to achieve sufficient revenue growth and cost savings could negatively impact our future financial performance and cause us to fail to meet these conditions in the future.  Additionally, factors beyond our control, including a continued poor economic climate or a significant reduction in demand for our services, could cause us to fail to be in compliance with certain covenants under the Exit Facility and Credit Agreement.  We cannot assure you that additional financing will be available or available on terms that are acceptable to us.  Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs is restricted by the terms of the Credit Facility and Exit Facility, as amended.

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

Effects of New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for McLeodUSA beginning with the third quarter of 2003.  The adoption of SFAS 150 did not have an impact on the consolidated financial statements of McLeodUSA.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Upon the consummation of our restructuring on April 16, 2002, substantially all of our fixed rate debt was eliminated. We have variable rate debt of approximately $709 million under the Credit Agreement outstanding at September 30, 2003.  If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended September 30, 2003, quarterly interest expense would increase by $1.8 million.  This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. (“CapRock”) pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock.  Several class action complaints have been filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000.  The lawsuits principally allege that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act.  Consolidated with these claims are allegations that CapRock’s June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act.  The named defendants in these lawsuits include CapRock and certain of its officers and directors. On September 22, 2003, the parties executed a Stipulation of Settlement (“Settlement”) by which the parties agreed to settle the action for a cash payment of $11 million which would be covered by a combination of insurance and a rebate of previously paid insurance premiums.  The court granted preliminary approval of the Settlement on October 14, 2003.  The Settlement is conditioned upon final court approval.  No member of the plaintiff class objected to the Settlement by the deadline, which was November 11, 2003.  Final court approval is expected by the end of the year.

Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the “Individual Defendants”) are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (E.D. Iowa) (the “Iowa Class Action”).  The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action.  A magistrate judge has issued a recommended ruling denying the motion to dismiss, which now awaits final disposition by the district judge. McLeodUSA has indemnification obligations running to the Individual Defendants.  One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney’s fees as allowed) on behalf of all class claimants in the Iowa Class Action (the “Bankruptcy Claims” and, together with the Iowa Class Action, the “Securities Claims”).  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock.  Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs.  McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and before the FCC to reduce regulatory oversight and regulation over their rates and operations.  The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA.  If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future.  There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.  On May 9, 2003, legislation was enacted in Illinois that changes the methodology to be applied by the Illinois Commerce Commission in setting rates to be charged by incumbent local exchange carriers for unbundled local loops.  On July 2, 2003, the United States District Court for the Northern District of Illinois entered a permanent injunction against enforcement of this legislation.  The 7th Circuit Court of Appeals affirmed the District Court ruling on November 10, 2003.  McLeodUSA can make no assurances as to the final outcome of this litigation or ultimate status of the legislation.

The FCC released its Triennial Review Order in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. The outcome of these individual state proceedings, or their ultimate impact on McLeodUSA and its access to particular network elements, cannot be predicted.

On September 10, 2003 the FCC issued a Notice of Proposed Rulemaking on TELRIC.  This is a proceeding to review the Total Element Long Run Incremental Cost (“TELRIC”) methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increased unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2004.

McLeodUSA is not aware of any other material litigation against it.  McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Exhibit Description

4.1	First Amendment dated as of October 3, 2003 to the Credit Agreement dated as of April 16, 2002.
4.2	Fourth Amendment dated as of October 3, 2003 to the Credit Agreement dated as of May 31, 2000.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On July 23, 2003, we announced our financial results for the fiscal quarter ended June 30, 2003, and certain other information, in a press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McLEODUSA INCORPORATED
(registrant)

Date: November 14, 2003	By:	/s/ Chris A. Davis
Chris A. Davis
Chairman and Chief Executive Officer

Date: November 14, 2003	By:	/s/ G. Kenneth Burckhardt
G. Kenneth Burckhardt
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

4.1	First Amendment dated as of October 3, 2003 to the Credit Agreement dated as of April 16, 2002.
4.2	Fourth Amendment dated as of October 3, 2003 to the Credit Agreement dated as of May 31, 2000.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.