Form 10-K
period 2003-12-31
MCLEODUSA INC
filed 2004-03-15
CIK 919943

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission File Number: 0-20763

McLeodUSA Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1407240 (I.R.S. Employer Identification No.)
McLeodUSA Technology Park 6400 C Street SW, P.O. Box 3177 Cedar Rapids, IA (Address of principal executive offices)	52406—3177 (Zip Code)
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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, based upon the closing price of the registrant's common stock on June 30, 2003 is $130,303,547.43.*/

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2004, is:

  •
  Class A common stock, par value $0.01 per share: 178,202,252 shares

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2004 are incorporated by reference into Part III of this Form 10-K to the extent described therein.

Information Regarding Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual events to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by our use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. You should be aware that those statements reflect only our current views with respect to such matters. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading "Business—Risk Factors" and throughout this Form 10-K. Except as required under the Federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements in connection with new or future events or otherwise.

PART I

ITEM 1. BUSINESS.

Overview

        McLeodUSA Incorporated (together with its subsidiaries, referred to hereafter as "McLeodUSA," the "Company," "we," "us" or "our") is one of the nation's largest independent competitive telecommunications services providers, offering integrated communications services to homes and businesses in 25 Midwest, Southwest, Northwest, and Rocky Mountain states. Our principal executive offices are located at 6400 C Street SW, Cedar Rapids, Iowa 52406-3177, and our main phone number is (319) 364-0000.

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

        We are a facilities-based telecommunications services provider with, as of December 31, 2003, 38 Asynchronous Transfer Mode switches, 44 voice switches, 663 collocations, 435 Digital Subscriber Line Access Multiplexers, and approximately 3,100 employees. At December 31, 2003, we had approximately 396,000 customers.

        We derive our revenue from our core telecommunications and related communications services. These include local and long distance services; dial-up Internet access services; wireless services; high-speed/broadband Internet access services using DSL, cable modems, and dedicated T1 access; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer's use; advanced communications services for larger businesses such as frame relay, private line, and ISDN; and value-added services such as virtual private networks and web hosting. For the year ended December 31, 2003, we derived approximately 65% of our total revenues from local and long distance services; 14% from access services; 12% from private line and data services; and 9% from other sources. Approximately 82% of our competitive communications services revenues were derived from retail sales and 18% from wholesale sales.

        We operate our business as a single segment, engaging in the provision of communications services based upon a single, integrated, interconnected communications network in our 25-state footprint. We review operating results, assess performance and allocate resources on a company-wide, single segment basis.

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

Business Strategy

  Vision Statement:

        Our vision is to be a world-class, value-added telecommunications services provider with excellent customer relationships and strong, team-oriented business and operational performance, exhibiting the hallmarks of integrity, accountability, and commitment to excellence while providing a profitable return to our shareholders. In order to execute our vision, we are employing a strategy which consists of:

  •
  delivering simplified products packaged to provide value-added customer solutions;

  •
  engaging in customer oriented thinking;

  •
  providing a low cost, highly reliable, facilities-based network;

  •
  streamlining our business processes and implementing the "right" systems infrastructure scalable for growth;

  •
  employing a highly trained, committed workforce delivering high quality performance;

  •
  promoting teamwork, integrity and accountability in all we do;

  •
  focusing on profitable revenue growth and positive cash flow.

        We have strategically focused our business in the following 25-state footprint:

Arizona	Indiana	Minnesota	North Dakota	Texas
Arkansas	Iowa	Missouri	Ohio	Utah
Colorado	Kansas	Montana	Oklahoma	Washington
Idaho	Louisiana	Nebraska	Oregon	Wisconsin
Illinois	Michigan	New Mexico	South Dakota	Wyoming

        Over the past year we took significant steps to execute our business strategy, including the following:

  Revenue Growth and New Products:

  •
  expanded our residential Preferred AdvantageSM local, long distance and Internet services into eight additional states within the Company's 25-state footprint; bringing the total states in which these services are offered to 20;

  •
  launched Preferred AdvantageSM Integrated Access, combining voice, data and Internet services over a single, reliable high-speed connection;

  •
  launched Preferred Advantage ADSL (Asymmetrical Digital Subscriber Line), an integrated voice and broadband Internet access solution that combines fast, always-on, cost effective Internet access with local voice service;

  •
  entered into a multi-year wholesale agreement with AT&T Wireless Services and launched the McLeodUSA Preferred Advantage Wireless program offering reliable, high-quality voice calling nationwide fully supported by a StarQualitySM trained and certified customer care team;

  •
  entered into a multi-year agreement with Brightstar Corp., a distributor and provider of value-added services for the wireless telecommunications industry, to provide handset fulfillment and supply chain logistics in support of the McLeodUSA Preferred Advantage Wireless program;

  •
  signed a letter of agreement with Cisco Systems, Inc. to enable the Company to offer to business customers managed customer premise equipment (CPE) services using Cisco equipment;

  •
  announced plans to deploy the next generation of Preferred AdvantageSMvoice services utilizing Internet Protocol technology, commonly referred to as "VoIP"; and

  •
  entered into a two-year agreement with Vijay Singh, the top PGA Tour money winner in 2003, to represent the Company by wearing its logo and participating in promotions, advertising and sales events.

  Operational Improvements:

  •
  completed the StarQualitySM certification program, certifying 100% of the employees who interact with our customers or network;

  •
  launched "Centers of Excellence," an innovative Customer Care program and service model designed to provide a more personalized and streamlined customer service experience;

  •
  improved overall customer satisfaction to 92% from 85% at the end of 2002, and improved billing accuracy to 99.7%;

  •
  continued to enhance our facilities-based platform, successfully improving our customer platform mix, with approximately two-thirds of our customers on our own switching platforms;

  •
  improved overall network quality, significantly reducing our mean times to repair and achieving 99.999% network reliability;

  •
  continued to further reduce cost of service through our ongoing cost reduction program focusing on network optimization including least cost routing and data integrity programs; and

  •
  streamlined processes and managed operations, expenses, cash flow and capital expenditures in line with revenues.

        We also restructured our sales organization, executive sales leadership and the process used for sales activity management, which we believe will contribute to profitable revenue growth. We added two experienced sales executives to our team, segmented our sales leadership by channel, and integrated field sales support functions into Service Delivery and Customer Care "Centers of Excellence." In addition to ongoing direct sales initiatives, we have focused on accelerating our overall profitable revenue growth strategy through a variety of business development initiatives and other expanded product offerings.

        As we enter 2004, we will continue to focus on providing world-class customer service, increasing our market share, profitably growing our revenue, reducing our cost of service and improving our processes.

Network Facilities

        As of December 31, 2003, we operated a network with 663 access nodes collocated in Regional Bell Operating Company ("RBOC") central offices. We serve our customers by using various loop/access unbundled network elements ("UNEs") provided by the RBOCs and aggregating them through our access nodes. In turn, our access nodes are interconnected through approximately 44 service node locations where our switching/routing systems reside. In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs. Our service nodes are located in most of the major metropolitan areas across our footprint. These service nodes are in turn interconnected by our high capacity, inter-city core network. The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers.

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

  •
  wireless voice services for business utilizing the nationwide AT&T wireless network;

  •
  calling card capabilities;

  •
  long distance/inter-LATA data services such as frame relay and private line for large businesses;

  •
  advanced communications services such as virtual private networks and web hosting; and

  •
  integrated access services which link voice and data lines together on one high-speed connection.

        Our service offerings can be categorized into Retail Services and Wholesale/Carrier Services, each of which is discussed in more detail below.

  Retail Services—Preferred Advantage:

        As of December 31, 2003, we provided service, on a competitive retail basis, to about 396,000 customers, primarily small and medium-sized business customers in major metropolitan areas and in second- and third-tier markets in 25 states, and residential customers in second- and third-tier markets in 20 states. Since beginning sales activities in January 1994, we have increased our revenue from the sale of competitive communications services from $4.6 million for the year ended December 31, 1994 to $869.0 million for the year ended December 31, 2003.

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

        We have interconnection agreements with Qwest Communications International Inc. ("Qwest") in all states where Qwest is the incumbent local telephone company, with SBC Communications Inc. (through its subsidiaries) ("SBC") in all states where SBC Midwest Corporation or Southwestern Bell Telephone Company is the incumbent local telephone company, and with Verizon (through its GTE entities) and BellSouth in certain states. These agreements allow us to purchase unbundled network elements to connect our switching equipment and facilities to customers, and to resell services of these entities. One of our goals is to serve as many customers as economically advantageous using primarily our own network facilities because we believe this will allow us greater ability to control network costs, meet our customer service goals and prepare for possible changes in the regulatory environment.

        As of December 31, 2003, we served 65% of our local service customers using our own switching facilities connected to an unbundled local loop network element purchased from an incumbent local telephone company; we served 30% of our local service customers using both local loops and local switching purchased as unbundled network elements from incumbent local telephone companies; and we served 5% of our local service customers through resale of incumbent carrier retail services. This distribution compares to 52%, 33% and 15%, respectively, at the end of 2002 and 36%, 33% and 15%, respectively, at December 31, 2001.

        We provide long distance service in some areas by purchasing communications network capacity, in bulk, from national long distance carriers, and routing our customers' long distance traffic over this capacity. In many of our local footprint states, we carry most of our long distance traffic on our own network facilities. Our integrated communications services are described below.

        In November 2002, we launched McLeodUSA Preferred Advantage products and services for both business and residential customers. This is our simplified product portfolio consisting of a variety of product and service choices ranging from simple local, long distance and Internet packages to tailored solutions of advanced communications for larger business customers. We continued the introduction of additional Preferred Advantage products and services during 2003.

        Residential Preferred Advantage Services.    We offer end user residential customers integrated local, long distance, Internet and optional services such as calling card and residential 800 services directly in 20 states within our footprint. Product availability and pricing vary by market. Preferred Advantage products for residential customers include:

  •
  a choice of a variety of local service packages with a broad assortment of features;

  •
  long distance package plans based on anticipated calling patterns, as well as flat rate per minute plans;

  •
  dial-up Internet service and ADSL broadband service; and

  •
  optional services such as voice mail, calling card, wire care, call restrictions, directory listing options, and toll-free numbers.

        Business Preferred Advantage Services.    In addition to residential services, we offer Preferred Advantage solutions for small to mid-size businesses, including the following:

  •
  a choice of a variety of local service packages with a wide assortment of features;

  •
  long distance package plans based on anticipated calling patterns and flat rate per minute plans;

  •
  three Internet service options (dial-up, DSL, and dedicated high speed);

  •
  integrated access services which link voice and data lines on one high-speed connection;

  •
  optional services including voice mail, calling card, wire care, call restrictions, directory listing options, hunting, conference calling, and other calling, features such as call forward busy/don't answer;

  •
  wireless voice services for business utilizing the nationwide AT&T wireless network; and

  •
  flexible term and volume discount plans.

        Large Businesses/Major and Strategic Accounts Preferred Advantage Services.    McLeodUSA also serves large, major and strategic accounts that have more complex communications requirements via the Preferred Advantage "Toolkit" services which offer the ability to tailor customized solutions from a portfolio of services that include:

  •
  a choice of a variety of local service packages with a wide assortment of features;

  •
  long distance package plans based on anticipated calling patterns and flat rate per minute plans;

  •
  dedicated local Preferred Plan using T-1 and/or ISDN access connections;

  •
  three Internet service options (dial-up, DSL, and dedicated high speed);

  •
  optional services including voice mail, calling card, wire care, call restrictions, directory listing options, hunting, conference calling, and other calling features such as call forward busy/don't answer;

  •
  flexible term and volume discount plans; and

  •
  wireless voice services for business utilizing the nationwide AT&T Wireless network;

  •
  inter/intrastate rate per minute plans for long distance;

  •
  enhanced 800 toll-free services;

  •
  frame relay and private line services;

  •
  web hosting and virtual private network services;

  •
  integrated access services which link voice and data lines on one high-speed connection;

  •
  FX 800 connection services.

  Wholesale/Carrier Services:

        In addition to retail Preferred Advantage services, we provide a wide range of access, private line, network facilities and data services, as well as leased facilities to local and long distance carriers, government agencies, wireless service providers, cable television companies and other carrier-class customers. These services generally include:

  •
  special access services between network facility centers, known as points-of-presence, or "POPs," that provide telecommunications lines that link the POPs of one long distance carrier to POPs of other carriers in a market, allowing these POPs to exchange telecommunications traffic for transport to final destinations;

  •
  end user special access services, that provide telecommunications lines that connect an end user such as a large business to the local POP of its selected long distance carrier;

  •
  long distance carrier special access services that provide telecommunications lines that link a long distance carrier POP to the incumbent local telephone company's local central office;

  •
  private line services that provide telecommunications lines that connect various locations of a customer's operation and are used to transmit voice, video and/or data traffic;

  •
  the sale and lease of network facilities; and

  •
  other carrier access services.

Sales, Marketing and Customer Service

        Direct sales personnel located in branch sales offices throughout our 25-state footprint conduct the majority of our sales of integrated communications services to business customers. We use telemarketers to sell these services to smaller business customers, including those located in areas that are geographically remote, and to residential customers. Sales activities in our field sales offices are organized and managed by region.

        In 2003, we continued to focus our sales and marketing efforts to target specific prospects and customers located in high potential markets, thereby increasing our opportunity to grow profitable revenue for our business. In addition to physically locating our sales force in these locations, we have also matched our new advertising and direct marketing efforts to these targeted markets to enhance our opportunities for success. Detailed prospecting tools have been developed to identify high potential customer opportunities and increase sales force productivity. Finally, in 2003 we added 250 central offices to the group of central offices where we are actively pursuing new sales. This has been done to expand our sales force's market opportunity, and is based on where our central office profitability studies have identified profitable revenue potential for our business.

        Our sales force training emphasizes a customer-focused sales and service approach. For business field sales, we utilize a dedicated account representative who handles initial sales to new customers, and then assign an account team with responsibility to service and maintain the customer throughout their lifecycle with McLeodUSA. Our Customer Service Centers are available 24 hours a day, 7 days a week, and 365 days a year to handle issues and trouble resolution for all of our customers. In 2003, we embarked on an enhanced service model requiring employees who either interact with our customers or touch our network to be StarQualitysm certified. These employees are recertified yearly. The goal of this extensive training and certification program is to ensure the highest levels of quality service for our customers.

        Also in 2003, we launched our "Centers of Excellence," an innovative Customer Care program and service model designed to provide a more personalized and streamlined customer service experience. By promising end-to-end accountability to our customers, we believe our Center of Excellence concept allows for quick issue resolution, adds value to all interactions, and builds customer loyalty. Each of our Centers of Excellence are staffed with StarQuality certified cross-enterprise workgroups supporting customer communication, order fulfillment, billing accuracy and issue resolution, technical issue resolution, and customer retention. Customers are routed to the appropriate Center of Excellence representatives by way of Integrated Voice Response Unit technology. This technology allows the customer to identify their needs with an automated menu and transfers the call to a representative with skills and tools needed to resolve a specific issue quickly and effectively. We believe this emphasis on a single point of contact for meeting customers' communications needs is very appealing to current and prospective customers. All Call Centers are staffed with StarQuality certified representatives, ready and available 24 hours a day, 7 days a week, and 365 day a year.

        We have also developed and installed customer-focused software for providing integrated communications services. This software allows us to provide our customers one fully-integrated monthly billing statement for local, long distance, 800, international, voice mail, paging, Internet access and travel card services, and additional services when available. We believe that our customer-focused software platform is an important element in the marketing of our communications services and provides us a competitive advantage in the marketplace.

        Through an agreement with the Yell Group, as discussed under "Business—Chapter 11 Reorganization," we use telephone directories as advertising by including detailed product descriptions and information about our communications products in each directory. We believe these telephone directories provide us with a marketing presence in the millions of households and businesses that receive them. We also believe that the telephone directories provide a competitive marketing advantage and strengthen our brand awareness.

        In January 2003, McLeodUSA launched a coordinated advertising campaign to ensure that McLeodUSA customers and prospects become fully aware of the advantages of doing business with us. We engaged the New York office of J. Walter Thompson to serve as agency of record for our advertising, and Protocol Marketing Group to manage all direct marketing programs related to our Preferred Advantage products. Our efforts included new print advertising, local billboards and radio spots placed across our key markets, as well as developing new collateral, company signage and bill inserts to support our sales efforts and direct mail campaigns. We also completely redesigned the McLeodUSA website with our new look and feel. This campaign resulted in a successful relaunch of the McLeodUSA brand across our markets with new corporate positioning focused on our objective to deliver a superior customer experience.

Employees

        As of December 31, 2003, McLeodUSA and its subsidiaries had approximately 3,100 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

Executive Officers

        The following is a list of our executive officers as of March 1, 2004, together with biographical summaries of their experience. The ages of the persons set forth below are as of December 31, 2003.

Name	Age	Position(s) with Company
Chris A. Davis	53	Chairman of the Board of Directors and Chief Executive Officer
Stephen C. Gray	45	President and Director
G. Kenneth Burckhardt	49	Executive Vice President and Chief Financial Officer and Director
Richard J. Buyens	47	Executive Vice President, Sales
Andreas Papanicolaou	54	Executive Vice President, Network Services
James E. Thompson	43	Group Vice President, General Counsel and Secretary

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

        G. Kenneth Burckhardt.    Mr. Burckhardt joined McLeodUSA as Executive Vice President and Chief Financial Officer in April 2002. He was also named to the McLeodUSA Board of Directors in April 2002. Prior to joining McLeodUSA, Mr. Burckhardt was interim CFO at ONI Systems, a leading optical networking company, from August 2001 through February 2002, and Vice President—Finance from May 2000 through August 2001. From 1994 to 2000, he worked at Gulfstream Aerospace Corporation, most recently as Senior Vice President, Finance. From 1977 to 1994, he held various financial management positions at General Electric Company.

        Richard J. Buyens.    Richard J. Buyens was named Executive Vice President of Sales in October 2003. Prior to joining McLeodUSA, Mr. Buyens served as President—Global Services at Ptek Holdings, a provider of multimedia messaging and conferencing services, beginning in 2001. From 1999 through 2000, he served as Senior Vice President—Sales at Intermedia Communications. Prior to Intermedia, he had an 18-year career at AT&T, where he progressed through increasingly more important sales, marketing and finance positions, concluding his career there in 1998 with vice president level positions in sales and marketing in the mid-markets customer segment.

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

Chapter 11 Reorganization

        During 2002 we evaluated our capital structure and on January 31, 2002, McLeodUSA Incorporated, the parent company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 16, 2002, McLeodUSA Incorporated emerged from the Bankruptcy Court proceedings pursuant to the terms of its amended plan of reorganization, or the "Plan," which became effective on that date. The general unsecured creditors of McLeodUSA, except for the holders of all of its outstanding notes, were unaffected by the Chapter 11 proceedings and the Plan. As used in this Form 10-K, the term "Predecessor McLeodUSA" refers to McLeodUSA and its operations prior to April 17, 2002.

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

        The Plan also provided for the distribution of a portion of Class A Common Stock to holders of Predecessor McLeodUSA Class A Common Stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve of 18,000,000 shares of Class A Common Stock pending resolution of securities claims against McLeodUSA associated with putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of McLeodUSA Class A Common Stock to record holders of Predecessor McLeodUSA Common Stock as of April 5, 2002, the distribution record date under the Plan. Pursuant to the Plan, shares which were unclaimed by April 16, 2003 were cancelled. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of Predecessor McLeodUSA Common Stock who received shares of McLeodUSA Class A Common Stock may be entitled to additional distributions of Class A Common Stock from the 18,000,000 shares held in the disputed claims reserve.

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

        Divestitures.    Our refocused business strategy and the Plan resulted in divestitures of approximately $1 billion of non-core assets in 2002 as follows:

  •
  Illinois Consolidated Telephone Company: On December 31, 2002, we completed the sale of Illinois Consolidated Telephone Company and certain related telecommunication businesses to Homebase Acquisition Corp. for $271 million less the assumption of $20 million of debt resulting in gross proceeds of approximately $251 million. In connection with the transaction, McLeodUSA entered into a series of operating agreements with Homebase Acquisition Corp. and Illinois Consolidated Telephone Company pursuant to which the parties will continue to provide services, such as wholesale long distance, telemarketing and fulfillment, and operator services. Pursuant to the terms of the Plan, $225 million of the net proceeds from the sale of Illinois Consolidated Telephone Company were used to reduce the Term A and Term B loans under McLeodUSA's Credit Agreement, dated as of May 31, 2000, among McLeodUSA, various Lenders and The Chase Manhattan Bank, as Agent, as amended. We retained the balance of the proceeds, after fees and expenses.

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

  •
  Pubco: On April 16, 2002, we completed the sale of McLeodUSA Media Group, Inc. and its subsidiaries, or collectively "Pubco", to Yell Group Limited for $600 million in cash. In connection with the transaction, we entered into a multi-year Publishing, Branding and Operating Agreement with Yellow Book, a subsidiary of Yell Group. This Agreement has been amended and restated, but continues to provide among other things, for the continued publishing of telephone directories under the McLeodUSA brand. The proceeds received from the sale were used to pay the holders of the Notes.

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

  •
  Splitrock: On January 24, 2002, McLeodUSA completed the sale of certain of its internet/data assets (formerly part of Splitrock Services, Inc.) and wholesale dial-up Internet Service Provider ("ISP") customer base to Level 3 Communications, LLC ("Level 3") for approximately $50 million in cash and the assumption of certain operating liabilities. The transaction did not qualify as a discontinued operation under FAS 144 and the results of operations are included in continuing operations. Under the terms of the agreement, Level 3 purchased approximately 350 POPS (points of presence) across the United States, and the related facilities, equipment and underlying circuits, plus the wholesale ISP customer base. The transaction excluded fiber optic cable obtained under the existing IRU agreement with Level 3 and McLeodUSA in the acquisition of Splitrock. The parties also entered into operating agreements enabling McLeodUSA to continue providing service and support to customers in its 25-state footprint.

Telecommunications Industry

        The Federal Communications Commission ("FCC,") estimates that the aggregate U.S. telecommunications revenues, including local, long distance, private line, data telecommunications and wireless services, were approximately $302 billion in 2001. Of that total, local services generated approximately $128 billion (over 42%), toll services generated approximately $99 billion and wireless services accounted for approximately $75 billion of revenues in 2001. The communications industry is undergoing substantial changes due to macroeconomic, regulatory, and technological developments, changes in the competitive landscape, and restructuring in the industry.

        The market for local exchange services consists of a number of distinct service components, including: switched and dedicated local calling services (including local usage and various features provided by the central office switch); local private line services (in which a transmission path between fixed points is dedicated to the use of a particular customer); and local network access services (in which various local network components are used to originate or terminate local and long distance calls). Other related services include operator services, Internet access, calling cards, publication of "white page" and "yellow page" telephone directories and the sale of business telephone equipment.

        Historically, the market for local exchange service has been dominated by incumbent local telephone companies, each of which have been the monopoly provider of these services for its service area. In addition to numerous independent and smaller incumbent local telephone companies, there are now four large local telephone companies—SBC, Qwest, BellSouth and Verizon. These large local telephone companies are referred to as "RBOCs" (Regional Bell Operating Companies). The RBOCs have the authority to provide local telephone service, local access service, toll service, and other services.

        The Telecommunications Act of 1996 substantially expanded opportunities to compete with incumbent local telephone companies by eliminating state legal prohibitions on competition and requiring large incumbent local telephone companies to allow other providers (competitive local telephone companies) to purchase elements of the incumbent's network in order to offer service to end users. The Telecommunications Act of 1996 also requires all telecommunications companies to allow other telecommunications providers to interconnect with their communications facilities and equipment on reasonable, non-discriminatory terms. In addition, incumbent local telephone companies are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Incumbent local telephone companies are also required to allow competitors nondiscriminatory access to poles, conduit space and other rights-of-way. A number of states have taken additional regulatory and legislative action to open local communications markets to competition.

        As a result of these and other developments, competitive local telephone companies have gained significant market share since the enactment of the Telecommunications Act of 1996. According to the FCC, as of June 2003, competitive local telephone companies provided 26.9 million, or 14.7% of the approximately 182.8 million in-service local telephone lines used by end users, representing 9% growth in competitive local telephone company market size during the first six months of 2003. About 24% of these lines are served over local loop facilities owned by the competitive local telephone companies.

        As a result of regulatory changes, the RBOCs are now permitted to offer long distance services once it has been demonstrated that certain competitive conditions have been met. This is increasing customer expectations that their telecommunications providers will be able to offer them a complete package of services (local, long distance, voice and data). These regulatory changes are causing interexchange carriers to include local services in their product offering. Also, new technologies continue to emerge, which introduce or enhance products or help the industry lower costs. Currently, it is unclear whether such technological advances will fundamentally change the structure of the industry. Some emerging fixed wireless and voice over the Internet ("VoIP") technologies may in the future reduce the industry's dependence on the RBOC copper loops for the last mile to the customer.

        The FCC estimates that high-speed (200 kbps or more in at least one direction) data lines connecting homes and businesses to the Internet increased by 18% during the first half of 2003, to a total of 23.5 million lines (or wireless channels) in service.

Competition

        The communications services industry is highly competitive. McLeodUSA faces intense competition in all of our markets. Our local exchange business competes with incumbent local telephone companies, which generally dominate their respective local telecommunications markets while also being our largest supplier. Our largest local service competitors, the RBOCs, have gained approval to offer long distance services in all states in our 25-state footprint. Our long distance services also compete with the services of hundreds of other companies in the long distance marketplace in most states. Verizon, SBC, AT&T, MCI and Sprint currently dominate the long distance market. The RBOCs have become important long distance competitors in each state in which we offer service. Our local and long distance services also compete with the services of other competitive local telephone companies in many markets.

        Other competitors may include cable providers, providers of communications network facilities dedicated to particular customers, microwave and satellite carriers, wireless telecommunications providers, private networks owned by large end users, municipalities, electrical utilities and telecommunications management companies. Increasingly, McLeodUSA is subject to competition from Internet telephony and other Internet Protocol-based voice telecommunications service providers, which are currently subject to substantially less regulation than competitive and incumbent local telephone companies. Many of our existing and potential competitors have financial and other resources far greater than ours.

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

Regulation

        Our services are subject to federal, state and local regulation. In addition to industry specific regulation (such as FCC and state regulation of our telephone businesses), municipalities and other local government agencies regulate limited aspects of our business, such as use of government owned rights of way, construction permits and building codes. The following description covers some of the major regulations affecting us, but there are numerous other areas of regulation which materially influence our business.

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

        The FCC classifies us as a non-dominant carrier, so our interstate and international rates are not subject to material federal regulation. We must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory, and must maintain geographically averaged interstate rates as required by federal law. The FCC limits the charges that McLeodUSA and other competitive local telephone companies can charge to long distance companies for access to their end user customers, and has a proceeding pending in which it is reviewing all types of intercarrier compensation. The FCC does impose prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations and on discontinuation of services. The FCC has the authority to condition, modify, cancel, terminate or revoke such licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for such violations.

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

        McLeodUSA is required to make contributions to support federal and state universal service goals. Our contribution to federal universal service support programs is assessed against our interstate and international end user telecommunications revenues. The contribution factor for the fourth quarter of 2003 is 9.2% of our interstate and international end user telecommunications revenue. McLeodUSA's contribution to state universal service programs is assessed against our intrastate revenues. Although many states are likely to adopt an assessment methodology similar to the federal methodology, states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. In 2003, we paid approximately $15.4 million to the federal program and approximately $3.5 million to state programs.

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

        The FCC has implemented changes to its rules for telemarketing activities by telecommunications services providers. The FCC rules require us to implement procedures to avoid calling individuals who have placed their names on a national do-not-call list, limit our use of technologies that improve the efficiency of our telemarketing efforts, limit the hours in which we may place telemarketing calls, limit the number of calls abandoned and limit the time before which individuals are connected to a salesperson. Rules such as these reduce the effectiveness of our telemarketing efforts and result in additional customer acquisition costs.

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

        Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations which could have a material adverse effect on our business, results of operations and financial condition. Several state utility commissions have reviewed or are actively reviewing the propriety of certain agreements we entered into with Qwest, including Washington, Arizona, and Colorado, and these proceedings may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

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

        The Telecommunications Act of 1996 imposes a number of access and interconnection requirements on all local telephone companies, including competitive local telephone companies, with additional requirements imposed on incumbent local telephone companies. These requirements are intended to ensure access to certain networks under reasonable rates, terms and conditions. The FCC has adopted rules regulating the pricing of the leasing of each separate element of the incumbent local telephone company's network, known as unbundled network elements. The U.S. Supreme Court has upheld both the FCC's authority to adopt such pricing rules, and the specific pricing guidelines created by the FCC. In May 2002, however, a decision by the U.S. Court of Appeals for the District of Columbia ("Court of Appeals") overturned many of the FCC rules regarding which network elements must be separately made available, or unbundled, by the incumbent local telephone companies for lease by competitive local telephone companies.

        In 2002, the FCC issued a Notice of Proposed Rulemaking ("NPRM") on Wireline Broadband/Cable Modem Classification Proceedings. The subject of these proceedings is whether cable modem service and telecommunications broadband access to the Internet services should be subject to Title II and Computer II/III safeguards. The RBOCs have advocated asking the FCC to determine that their broadband services are "private carriage" only subject to Title I, which would mean that McLeodUSA would not be entitled to use network elements of the broadband network.

        On February 20, 2003, the FCC announced a decision to revise its rules requiring the unbundling of network elements by the incumbent local telephone companies as part of its Triennial Review of the 1996 Telecom Act. The FCC released its Triennial Review Order ("TRO") in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The TRO established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several parties filed appeals in different federal appellate courts, which appeals were consolidated in the Court of Appeals.

        On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action. The Court of Appeals ruled that the

FCC's delegation of final impairment decisions to state agencies was unlawful. The Court also reversed the FCC's nationwide finding of presumptive impairment for mass-market switches, and dedicated transport and loops. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to unbundle loops made up of a combination of copper and fiber or to provide CLECs access to new loops. The Court also upheld the FCC's findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to determine whether DS-0 switch ports should remain available as unbundled network elements are being suspended in some states and continued in other states. The FCC has been given 60 days (or until a petition for a rehearing is denied) to implement new unbundling rules, after which those parts of the FCC's TRO that are inconsistent with the Court of Appeals' decision would be set aside. Certain parties have already announced plans to seek a stay and to appeal the Court of Appeals order to the United States Supreme Court. There can be no assurance that our businesses will not be adversely affected by the TRO, continued legal challenges to the TRO, new legislation passed in response to the TRO or any court decisions that result from continued legal challenges to the TRO or current regulations.

        The FCC has also opened a Further Notice of Proposed Rulemaking seeking comment on whether the FCC should modify the pick-and-choose rule that permits requesting competitive local telephone companies to opt into individual portions of interconnection agreements without accepting all the terms and conditions of such agreements.

        On September 10, 2003, the FCC issued an NPRM on TELRIC. This is a proceeding to review the Total Element Long Run Incremental Cost ("TELRIC") methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2004.

        The FCC issued on March 10, 2004 its NPRM on "IP-enabled communications," which includes VoIP. The NPRM asks broad questions regarding the regulatory classifications of various "IP-enabled" services, including different VoIP services; the access charge and other intercarrier compensation implications; the universal service implications; and the other social policy implications such as law enforcement, disability and emergency 911 service issues and suggests, as a general proposition, that economic regulation of various IP-enabled services should be kept to a minimum. Certain RBOCs have advocated positions with respect to VoIP that, if adopted, could inhibit our ability to utilize VoIP and related technologies.

        The FCC has enacted local number portability ("LNP") rules that allow consumers to switch providers and keep their existing phone number. In 1996, wireline carriers were required to permit wireline-to-wireline LNP in all U.S. markets. As of November 24, 2003, wireless carriers were required to implement wireless-to-wireless LNP in the top 100 Metropolitan Statistical Areas ("MSAs"), and wireline carriers were required to implement wireline-to-wireless LNP in all U.S. markets. Beginning May 24, 2004, wireless carriers must implement wireless-to-wireless LNP in all U.S. markets.

        Regulations applicable to our business are subject to the political process and have changed repeatedly over the past decade. Further material changes in the law and regulatory requirements must be anticipated, including with respect to McLeodUSA's continued access to RBOC network elements and facilities that are necessary for McLeodUSA to provide services to our customers and at what prices. There can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation, or by court decisions.

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

Executing Our Business Strategy Involves Substantial Risks

        There are substantial risks in implementing our business strategy, including:

  •
  difficulties arising from a slower economy, which has adversely affected demand for communications services and may delay revenue growth and the length of time required to achieve profitability and positive cash flow;

  •
  the chance for adverse regulatory, legislative and other governmental developments during the course of implementing our business strategy;

  •
  reputation issues related to our bankruptcy that increase the risk that we may fail to attract customers;

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

Our Business Does Not Generate Positive Cash Flow

        To date, our telecommunication operations have not generated positive cash flow in any quarterly period. While the strategic initiatives we have undertaken to improve our business are designed to result in the telecommunication business eventually generating positive cash flow, there can be no assurance that these steps will be successful in the time and of the magnitude expected. Even if we achieve our targeted level of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or "Adjusted EBITDA," we may continue with negative cash flow as a result of capital expenditures and projected interest on the amounts outstanding under the Credit Agreement dated as of May 31, 2000, as amended, among McLeodUSA Incorporated, the lenders party thereto, and JPMorgan Chase Bank, (the "Credit Agreement") and the Credit Agreement, dated as of April 16, 2002, as amended, among McLeodUSA Incorporated, the lenders party thereto, and JPMorgan Chase Bank, as Agent, ("the Exit Facility"). Maintaining access to the amounts that remain available under the Exit Facility is critical in funding our future operations.

We Expect to Incur Significant Losses Over the Next Several Years

        If we do not become profitable in the future, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. McLeodUSA incurred a net loss applicable to its common shares of $300.3 million for the year ended December 31, 2003 and $204.9 million for the period April 17, 2002 to December 31, 2002. We expect to incur significant operating losses during the next several years. If we are unable to generate an operating profit in the future, there may be adverse consequences to our business.

We Have a Risk of Inadequate Liquidity

        Under the Plan, and under the Credit Agreement and the Exit Facility, our post-restructuring liquidity position is as follows:

  •
  as of the date the Plan was confirmed, April 5, 2002, the Exit Facility commitments were $110 million of which we have drawn $65 million;

  •
  we are required to pay higher interest rates;

  •
  after consummation of the Plan, our operations consist primarily of competitive communications service operations, which have not generated positive cash flow in any quarterly period; and

  •
  during 2004, the Company will need to increase its revenue in order to meet certain restrictive covenants. If we cannot increase revenues we may be required to obtain modifications to the Exit Facility in order to access any unused portion. There can be no assurance that we can obtain such modifications.

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

  •
  constructing, purchasing, developing or improving communications assets in our target markets; and

  •
  improving the business infrastructure and systems to support a more efficient telecommunications company.

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

Adverse Treatment of Cancellation of Debt Income and Net Operating Losses May Adversely Impact Our Financial Position

        We realized substantial cancellation of debt, or "COD," income as a result of the implementation of the Plan. Because we were a debtor in a bankruptcy case at the time we realized the COD income, we were not required to include such COD income in our taxable income for federal income tax purposes. Instead, we were required to reduce certain of our tax attributes by the amount of COD income so excluded. We believe that all of the parent company's net operating loss carryovers, or "NOLs," were eliminated and certain of our other tax attributes (including alternative minimum tax credit carryovers and the tax basis of certain property we own) were reduced or eliminated, as a result of COD income being excluded pursuant to the Plan. Some of the tax attributes of our subsidiaries would be reduced or eliminated if it is determined that such reductions must be applied on a consolidated group basis rather than on a separate company basis.

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

        A bankruptcy exception to the general Section 382 limitations may apply because our historic stockholders and creditors holding "qualified indebtedness" (as defined for purposes of Section 382) prior to the implementation of the Plan own at least 50% of our stock (by vote and value) after its implementation. Under this exception, our ability to utilize our pre-change NOLs would not be limited as described above, but the amount of our pre-change NOLs would be reduced by the amount of interest paid or accrued, during the current and immediately preceding three years, on the Notes in respect of which New Series A Preferred Stock was issued. The NOL adjustment for interest expense would be made prior to the tax attribute reductions described above. Under this exception, if we incur a second ownership change within two years of the change incurred as a result of the Plan, we would be unable to use any of our pre-change NOLs. We believe we qualify for the bankruptcy exception.

Our Bankruptcy and the Financial Difficulties of Other Competitive Communications Providers Could Adversely Affect Our Image and Our Financial Results

        The effect, if any, which our bankruptcy proceedings may have on our future operations cannot be accurately predicted or quantified. Many other competitive local exchange carriers, long distance carriers and other communications providers have also experienced substantial financial difficulties over the recent past. These financial difficulties may diminish our ability to obtain further capital and may adversely affect the willingness of potential customers to purchase their communications services from us. They may also create network risk to the extent that supplies of long distance carriers with whom we do business are adversely affected.

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

Our Class A Common Stock and Series A Preferred Stock Could Be Volatile, Increasing the Risk of Loss to Holders

        The market price of our Class A Common Stock and Series A Preferred Stock could be subject to significant fluctuations in response to various factors and events, including the depth and liquidity of the trading market for our Class A Common Stock and Series A Preferred Stock, changes in the regulatory environment and variations in our operating results. In addition, in recent years the stock market in general, and the telecommunications sector in particular, have experienced broad price and volume fluctuations that have often been unrelated to the operating performance of the companies. Broad market fluctuations may also adversely affect the market price of our Class A Common Stock.

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

Risk of NASDAQ Delisting Our Common Stock

        McLeodUSA is required to meet certain requirements to ensure continued listing on the NASDAQ SmallCap Market, including that common stock listed on the SmallCap Market maintain a minimum bid price of $1 per share. McLeodUSA currently meets the NASDAQ minimum listing standard bid price. However, there can be no assurance that we will continue to do so. Failure to comply with other quantitative and qualitative listing criteria of the NASDAQ SmallCap Market could also result in the delisting of our common stock. A delisting from the NASDAQ SmallCap Market may adversely affect the liquidity and market price of our common stock.

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

The Loss of Key Personnel Could Weaken Our Technical and Operational Expertise, Hinder the Development of Our Markets and Lower the Quality of Our Service

        For various reasons, we may not be able to retain experienced and innovative personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could cause us to make less successful strategic decisions, which could hinder the development of our markets. We could also be less prepared for technological or marketing problems, which could reduce our ability to serve our customers and lower the quality of our services. As a result, our financial condition could be adversely affected.

        Chris A. Davis, our Chairman and Chief Executive Officer, Stephen C. Gray, our President, and G. Kenneth Burckhardt, our Executive Vice President and Chief Financial Officer, each play an important role within our company. Loss of these senior executives or other members of senior management could adversely affect our financial condition.

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

Our Dependence on the RBOCs to Provide Many of Our Communications Services Could Make It Harder for Us to Offer Our Services at a Profit

        We depend on the RBOCs to provide many elements of our service. At the same time, the RBOCs are our largest competitors. Today, without using the unbundled network elements of these companies, we could not provide bundled local and long distance services to most of our customers. Because of this dependence, our communications services are highly susceptible to changes in the conditions for access to these facilities and to possible inadequate service quality provided by the RBOCs. Therefore, we may have difficulty offering our services on a profitable and competitive basis.

        Qwest and SBC (including its wholly-owned subsidiaries SBC Midwest Corporation and Southwestern Bell Telephone Company) are our primary suppliers of network elements and communications services that allow us to transfer and connect calls. The communications facilities of our suppliers allow us to provide local service, long distance service and private lines dedicated to our customers' use. If these RBOCs or other companies are able to deny or limit our access to their communications network elements or wholesale services, we may not be able to offer our communications services at profitable rates.

        In order to interconnect our network equipment and other communications facilities to network elements controlled by the RBOCs, we must enter into, maintain and renew interconnection agreements with them. Interconnection obligations imposed on the RBOCs by the Telecommunications Act of 1996 have been and continue to be subject to a variety of legal proceedings, including an upcoming FCC proceeding that proposes eliminating our ability to opt into portions of existing interconnection agreements, the outcome of which could affect our ability to obtain interconnection agreements on acceptable terms. There can be no assurance that we will succeed in obtaining interconnection agreements on terms that would continue to permit us to offer local services using our own communications network facilities at profitable and competitive rates. See "Business—Regulation" and "Legal Proceedings."

Actions by the RBOCs May Make it More Difficult for Us to Offer Our Communications Services

        The RBOCs have pursued and continue to pursue measures before the FCC, the Congress, state public utility commissions, and state legislatures that may make it more difficult for us to offer our communications services. These efforts may result in regulatory changes that prevent or deter us from using their services or network elements. If the RBOCs withdraw or limit our access to services or charge us extraordinary fees or high prices relative to retail rates in any location, we may not be able to offer communications services in those locations, which would harm our business.

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

RBOCs' Being Allowed to Offer Bundled Local and Long Distance Services in Our Markets Could Cause Us to Lose Customers and Revenue and Could Make It More Difficult for Us to Enter New Markets

        Before being allowed to provide long distance services to customers in a state where it has been the dominant local telephone company, an RBOC was required to show compliance on a state-by-state basis that certain competitive conditions set forth in the Telecommunications Act of 1996 have been met. The RBOCs have successfully shown compliance in all states in our 25-state footprint. After obtaining authorization to provide interLATA services within a state, the RBOCs have generally been successful in gaining significant market share for such services. In addition, the ability of the RBOCs to expand their service offerings enhances their competitive position for local and other services. As a result of their obtaining long distance authority, the RBOCs could cause us to lose customers and revenues and make it more difficult for us to compete in those markets.

Intense Competition in the Communications Services May Adversely Impact Our Competitive and Financial Position

        We face intense competition in all of our markets. This competition could result in loss of customers and lower revenue for us. It could also make it more difficult for us to enter new markets. Entrenched, traditional local telephone companies, including Qwest, SBC, BellSouth and Verizon, currently dominate their local communications markets and are gaining long distance market share in many states. We rely on them to provide our services and they are increasingly providing long distance and other integrated communications services. Three major competitors, AT&T, MCI and Sprint, dominate the long distance market, in which the RBOCs are increasingly gaining market share. Hundreds of other companies also compete in the long distance marketplace. Many companies, including AT&T, MCI and Sprint, also compete in the local and long distance marketplace. While we own a substantial amount of switching and transmission facilities, and are expanding our local networks, we must rely on the purchase of facilities from AT&T, MCI, Sprint and others to provide long distance services. Thus, our ability to compete is partially dependent on the willingness of our larger competitors and others to make available to us on favorable terms switching and transmission facilities or capacity.

        Other competitors may include cable providers, providers of communications network facilities dedicated to particular customers, microwave and satellite carriers, wireless telecommunications providers, private networks owned by large end users, municipalities, electrical utilities and telecommunications management companies. Increasingly, we are subject to competition from Internet telephone and other IP-based telecommunications service providers, which are currently subject to substantially less regulation than competitive and traditional local telephone companies and are exempt from a number of taxes and regulatory charges that we are required to pay.

        Many of our competitors offer a greater range of communications services, or offer them in more geographic areas. For example, while our target market covers 25 states, many of our competitors are national or international in scope. While we now offer wireless services to business customers, some of our competitors offer wireless services that are broader in scope, Internet content services, and other services. Furthermore, we depend upon the wireless network of a third party in order to offer wireless services. Our inability to offer as wide a range of services as many of our competitors or to offer them in as many locations, could result in our not being able to compete effectively against them.

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

Developments in the Wireless Telecommunications Industry Could Make It More Difficult for Us to Compete

        The wireless telecommunications industry is experiencing increasing competition, consolidation and significant technological change. Wireless Internet services, high speed data services and other more advanced wireless services are also gaining in popularity. These developments may make it more difficult for us to gain and maintain our share of the communications market, which may facilitate the migration of wireline usage to wireless services. Although we have begun to offer wireless services in our bundle of services offered to business customers, we do not offer such service to our other customers. In addition, we use the wireless network of a third party to offer wireless services. We could face additional competition from users of new wireless technologies including, but not limited to, currently unlicensed spectrum.

        Many of the wireless carriers have financial and other resources far greater than ours and have more experience testing and deploying new or improved products and services. The largest wireless carriers, Verizon Wireless and Cingular, both have common ownership interests with RBOCs. This means that RBOCs are better positioned to offer both wireless and landline telecommunications services and can offer bundled services that may be more attractive to our customers than landline offerings alone. Mobile wireless is also "cannibalizing" long distance minutes and local landline installations. In addition, several wireless competitors operate or plan to operate wireless telecommunications systems that encompass most of the United States, which could give them a significant competitive advantage.

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

        Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. Several state utility commissions have reviewed or are reviewing the propriety of certain agreements we entered into with Qwest, including Washington, Arizona and Colorado. State utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations, which could have a material adverse effect on our business, results of operations and financial condition. See "Business—Regulation" and "Legal Proceedings."

        The legislative and regulatory environment in which we operate continues to undergo significant changes. Many of the developments discussed herein are subject to further legislative and regulatory actions as well as litigation and court review. There can be no assurance that our business will not be adversely affected by future legislation, regulation or court decisions.

Triennial Review Order May Affect our Business

        In August 2003, the FCC released its Triennial Review Order in connection with the Commission's review of unbundled network elements or UNEs the incumbent carriers are required to sell to competitive carriers such as us at TELRIC rates, which reflect efficient costs plus a reasonable profit. Competitive carriers such as us may depend upon their ability to obtain access to these UNEs in order to provision services to their customers. The FCC ordered that it would deregulate access to the incumbent carriers' fiber/broadband network but would continue to require that incumbents provide access to their copper network and to DS-1 and DS-3 loops and transport. We primarily lease the incumbents' copper network and DS-1s/T-1s to serve our customers. Although the FCC found that competitive carriers are impaired without access to UNE loops and transport, the FCC provided state commissions with an analytical framework to determine impairment on a route-by-route basis.

        On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action. The Court of Appeals ruled that the FCC's delegation of final impairment decisions to state agencies was unlawful. The Court also reversed the FCC's nationwide finding of presumptive impairment for mass market switches, and dedicated transport and loops. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to unbundle loops made up of a combination of copper and fiber or to provide CLECs access to new loops. The Court also upheld the FCC's findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to determine whether DS-0 switch ports should remain available as unbundled network elements are being suspended in some states and continued in other states. The FCC has been given 60 days (or until a petition for a rehearing is denied) to implement new unbundling rules, after which those parts of the FCC's TRO that are inconsistent with the Court of Appeals' decision would be set aside. Certain parties have already announced plans to seek a stay and appeal the Court of Appeals order to the United States Supreme Court. There can be no assurance that our businesses will not be adversely affected by the TRO, continued legal challenges to the TRO, new legislation passed in response to the TRO or any court decisions that result from continued legal challenge to the TRO or current regulations.

ITEM 2. PROPERTIES.

        Our headquarters are located in Cedar Rapids, Iowa, on 168 acres we own and on which we have developed an office complex known as McLeodUSA Technology Park. The buildings consist of a two-story, 320,000-square-foot office building which also houses telephone switching and computer equipment and a 36,000-square-foot maintenance building and warehouse.

        We also conduct business activities at many other locations, either leased or owned. These include facilities located throughout our 25-state footprint used in connection with the construction and operation of our network. Our locations also include approximately 80 sales offices in our 25-state footprint as of December 31, 2003. The following are the principal facilities at which we have business operations:

  •
  27,000 square feet of office space in Houston, Texas, under a lease expiring in June 2005;

  •
  41,560 square feet of office space in Springfield, Missouri, under a lease expiring in November 2007; and

  •
  163,000 square feet of office space in Tulsa, Oklahoma, which serves as the headquarters for our network operations, under a lease expiring in December 2007.

        As we continue to implement our business strategy, we are selectively divesting ourselves of real estate that is no longer necessary to our operations.

ITEM 3. LEGAL PROCEEDINGS.

        On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. ("CapRock") pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock. Several class action complaints were filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000. The lawsuits principally alleged that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act. Consolidated with these claims were allegations that CapRock's June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about

CapRock in violation of Section 11 of the Securities Act. The named defendants in these lawsuits included CapRock and certain of its officers and directors. On September 22, 2003, the parties executed a Stipulation of Settlement by which the parties agreed to settle the action for a cash payment of $11 million which would be covered by a combination of insurance and a rebate of previously paid insurance premiums. Final court approval was granted on November 20, 2003.

        Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer), and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the "Iowa Class Action"). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action. A magistrate judge has issued a recommended ruling denying the motion to dismiss. In response to the magistrate judge's ruling, the Individual Defendants filed objections, which now have been fully briefed. The recommended ruling and the Individual Defendants' objections are now awaiting final disposition by the district judge. One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorneys' fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and, together with the Iowa Class Action, the "Securities Claims"). As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

        McLeodUSA has indemnification obligations running to the Individual Defendants, the terms of which provide for no limitation to the maximum potential future payments under such indemnifications. McLeodUSA is unable to develop an estimate of the maximum potential amount of future payments under the indemnifications due to the inherent uncertainties involved in such litigation. McLeodUSA maintains insurance, subject to limitations set forth in the policies, which is intended to cover the costs of claims made against its current and former Directors and Officers.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs. McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint and before the FCC to reduce regulatory oversight and regulation over rates, network access and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs' actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.

        The FCC released its Triennial Review Order in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia. On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action. The Court of

Appeals ruled that the FCC's delegation of final impairment decisions to state agencies was unlawful. The Court also reversed the FCC's nationwide finding of presumptive impairment for mass market switches, and dedicated transport and loops. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to unbundle loops made up of a combination of copper and fiber or to provide CLECs access to new loops. The Court also upheld the FCC's findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to determine whether DS-0 switch ports should remain available as unbundled network elements are being suspended in some states and continued in other states. The FCC has been given 60 days (or until a petition for a rehearing is denied) to implement new unbundling rules, after which those parts of the FCC's TRO that are inconsistent with the Court of Appeals' decision would be set aside. Certain parties have already announced plans to seek a stay and appeal the Court of Appeals order to the United States Supreme Court. There can be no assurance that our businesses will not be adversely affected by the TRO, continued legal challenges to the TRO, new legislation passed in response to the TRO or any court decisions that result from continued legal challenges to the TRO or current regulations.

        On September 10, 2003, the FCC issued a Notice of Proposed Rulemaking on TELRIC. This is a proceeding to review the TELRIC methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2004.

        The FCC issued on March 10, 2004 its NPRM on "IP-enabled communications," which includes VoIP. The NPRM asks broad questions regarding the regulatory classifications of various "IP-enabled" services, including different VoIP services; the access charge and other intercarrier compensation implications; the universal service implications; and the other social policy implications such as law enforcement, disability and emergency 911 service issues and suggests, as a general proposition, the economic regulation of various IP-enabled services should be kept to a minimum.

        Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations which could have a material adverse effect on our business, results of operations and financial condition. Several state utility commissions have reviewed or are actively reviewing the propriety of certain agreements we entered into with Qwest, including Washington, Arizona, and Colorado, and these proceedings may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR MCLEODUSA COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Effective September 30, 2002, the listing of our Class A Common Stock and Series A Preferred Stock moved from the NASDAQ National Market to the NASDAQ SmallCap Market. McLeodUSA Class A Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "MCLD." McLeodUSA Class B Common Stock and Class C Common Stock are neither registered under the Securities Act of 1933 nor publicly traded.

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

	High	Low
2002
Second Quarter, beginning April 18, 2002	$1.53	$0.31
Third Quarter	$0.66	$0.25
Fourth Quarter	$1.10	$0.25
	High	Low
2003
First Quarter	$1.04	$0.51
Second Quarter	$1.55	$0.53
Third Quarter	$1.82	$0.86
Fourth Quarter	$1.78	$1.00

        On March 1, 2004, there were 4,596 holders of record of our Class A Common Stock, two holders of record of our Class B Common Stock and one holder of record of our Class C Common Stock, all $.01 par value per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table presents certain information about our equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	56,990,410	$1.17	8,183,387
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	56,990,410	$1.17	8,183,387

ITEM 6. SELECTED FINANCIAL DATA.

        In connection with our reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and Illinois Consolidated Telephone Company and associated businesses. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, the Selected Consolidated Financial Data of McLeodUSA below reflects these businesses and other businesses that were sold as discontinued operations. The financial information presented for 1999 through 2001 is unaudited. For a more detailed discussion of SFAS 144 and the basis of presentation of McLeodUSA's financial statements, see Item 8. "Financial Statements and Supplementary Data" in this Form 10-K.

        The adoption of fresh start accounting as of April 16, 2002 materially changed the amounts previously recorded in the consolidated financial statements. Due to the requirements of SOP 90-7, the financial results for the periods subsequent to April 17, 2002 have been separately presented under the label "Reorganized McLeodUSA."

Selected Consolidated Financial Data of McLeodUSA
(In millions, except per share data)

	Predecessor McLeodUSA				Reorganized McLeodUSA
	December 31, 1999	December 31, 2000	December 31, 2001	January 1- April 16, 2002	April 17- December 31, 2002	December 31, 2003
	(unaudited)	(unaudited)	(unaudited)
Operations Statement:
Revenue	$536.0	$948.2	$1,276.4	$311.4	$680.7	$869.0
Operating Expenses
Cost of service (exclusive of depreciation and amortization expense shown separately below)	315.2	600.7	845.7	211.2	410.3	498.9
Selling, general and administrative	245.1	384.8	470.3	108.9	240.4	312.2
Depreciation and amortization	136.9	343.9	538.2	126.3	217.9	340.5
Reorganization charges, net	—	—	—	1,596.8	—	—
Restructuring, asset impairment and other charges (adjustment)	—	—	2,942.1	(6.8)	(0.1)	(0.2)

Total operating expenses	697.2	1,329.4	4,796.3	2,036.4	868.5	1,151.4

Operating loss	(161.2)	(381.2)	(3,519.9)	(1,725.0)	(187.8)	(282.4)
Interest expense, net	(90.3)	(102.3)	(241.2)	(33.2)	(30.8)	(35.8)
Other income (expense)	5.3	(24.5)	109.8	2.0	(0.5)	22.5
Gain on cancellation of debt	—	—	—	2,372.8	—	—

(Loss) income from continuing operations	(246.2)	(508.0)	(3,651.3)	616.6	(219.1)	(295.7)
Income from discontinued operations	25.9	30.7	51.5	167.1	17.7	—

Net (loss) income	(220.3)	(477.3)	(3,599.8)	783.7	(201.4)	(295.7)
Gain on exchange of preferred stock	—	—	851.2	—	—	—
Preferred stock dividend	(17.7)	(54.4)	(45.9)	(4.8)	(3.5)	(4.6)

(Loss) income applicable to common shares	$(238.0)	$(531.7)	$(2,794.5)	$778.9	$(204.9)	$(300.3)

Basic and diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.60)	$(1.01)	$(4.59)	$0.97	$(0.80)	$(1.07)
Discontinued operations	0.06	0.06	0.08	0.27	0.06	—

(Loss) income per common share	$(0.54)	$(0.95)	$(4.51)	$1.24	$(0.74)	$(1.07)

Weighted average common shares outstanding	443.1	558.4	620.3	627.7	276.3	280.4

	Predecessor McLeodUSA			Reorganized McLeodUSA
	December 31,			December 31,
	1999	2000	2001	2002	2003
	(unaudited)	(unaudited)	(unaudited)
Balance Sheet Data:
Current assets (excluding assets held for sale)	$1,405.0	$362.3	$322.0	$289.9	$144.5
Assets held for sale	757.9	880.0	781.2	11.1	2.0
Working capital (deficit)	1,821.7	370.5	(2,499.8)	22.4	42.6
Property and equipment, net	1,028.5	2,704.9	2,459.0	1,203.1	1,007.7
Total assets	4,203.1	7,357.0	4,755.1	2,000.3	1,630.6
Long-term debt, less current maturities	1,730.0	2,709.4	945.5	704.9	717.3
Redeemable convertible preferred stock	1,000.0	1,000.0	156.1	172.6	131.1
Stockholder's equity	1,108.5	2,756.1	27.0	775.8	521.7
	Predecessor McLeodUSA
					Reorganized McLeodUSA
	Year-Ended December 31,
				January 1 to April 16, 2002	April 17 to December 31, 2002	Year-Ended December 31, 2003
	1999	2000	2001
	(unaudited)	(unaudited)	(unaudited)
Other Financial Data:
Capital expenditures
Property, plant and equipment	$478.8	$1,138.3	$631.2	$37.2	$88.0	$78.4
Business acquisitions	$531.3	$2,293.8	$43.5	$—	$—	$—

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

Executive Overview

        In the fourth quarter of 2001, the Company developed a revised strategic plan, which focused on profitable revenue growth in our 25-state footprint. This plan served as the basis for our re-capitalization with our principal shareholder, Forstmann Little & Co., our lender group, and our Preferred Shareholders, as well as the structuring of the Exit Facility and continues to serve as the basis of our yearly operating plans.

        In order to execute our plan we initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues. Over the past two years the Company has successfully executed nearly all of these programs. The operational and financial results of the Company, as reported in its quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

        From a revenue perspective, however, the Company's revenues have not increased as forecasted and have been declining since 2002, albeit at a reduced rate in the past few quarters. The decline in revenue was driven by the Company's program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by our customer base, reduction in access rates as mandated by the FCC, and lower prices for some of our products. The Company has taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive sales leadership, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn. While the Company believes that these actions will over time result in profitable new revenue growth, the timing and amount of that growth is yet to be determined.

        The strategic plan and recapitalization anticipated that the Company would require additional funding to ultimately reach positive earnings and cash flow and established the Exit Facility of $160 million and obtained funding for $110 million of that facility as a revolver. In order to access the Exit Facility, the Company must be in compliance with certain restrictive covenants. In the third quarter of 2003 the Company recognized that as a result of the continued decline in revenues it was at risk in being unable to meet some of its restrictive debt covenants in the future. The Company met with its lender group and was able to obtain an amendment to those covenants and was in full compliance at the end of 2003. Going forward the Company will need to increase its revenue in order to meet some of the restrictive covenants. If the Company cannot increase revenues it may be required to obtain waivers or further modifications of certain covenants in order to access any unused portion of the Exit Facility. While the Company believes it has strong relationships with its lender group, there can be no assurance that the Company could obtain such waivers or the necessary covenant amendments.

        The Company has undertaken numerous actions to conserve cash over the past 18 to 24 months including the reduction of capital expenditures and selling, general and administrative expenses ("SG&A"), as well as the execution of its extensive cost reduction efforts initiated in late 2001. Going forward we will continue to execute on these initiatives and implement additional similar actions to conserve cash until our revenue growth initiatives take hold. We have been selective in managing capital expenditures and do not believe that any of the reductions in capital spending will have an impact on our ability to grow revenues. Ultimately, we believe the Company will be successful in executing its strategy to profitably grow revenue. However, if the timing of such growth limits or restricts our access to the unused portion of the Exit Facility, then we would be required to initiate more aggressive expense reductions and potentially seek alternative sources of funding.

Overview of Our Business

        McLeodUSA derives most of its revenue from its core competitive telecommunications and related communications services. These services include local and long distance services; dial-up and dedicated Internet access services; wireless services; high-speed/broadband Internet access services using DSL, cable modems, and dedicated T1 access; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer's use; and value-added services such as virtual private networks and web hosting. During the third quarter of 2003 we entered into a multi-year wholesale agreement with a nationwide wireless carrier in order to offer wireless voice services to our customers. We began marketing and selling wireless services in the fourth quarter of 2003.

        As of December 31, 2003, we operated a network with 663 access nodes collocated in RBOC central offices. We serve our customers by using various loop/access unbundled network elements ("UNEs") provided by the RBOCs and aggregating them through our access nodes. In turn, our access nodes are interconnected through approximately 44 service node locations where our switching/routing systems reside. In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs. Our service nodes are located in most of the major metropolitan areas across our footprint. These service nodes are in turn interconnected by our high capacity, inter-city core network. The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers

        To develop these networks, we have assembled a collection of metro and inter-city network assets in our 25-state footprint, substantially all of which we own or control, making us a facilities-based carrier. These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths of transmission capacity on fiber optic networks and transmission equipment capable of carrying high volumes of data, voice, video and Internet traffic. We operate in a 25-state footprint, which consists of the following states:

Arizona	Indiana	Minnesota	North Dakota	Texas
Arkansas	Iowa	Missouri	Ohio	Utah
Colorado	Kansas	Montana	Oklahoma	Washington
Idaho	Louisiana	Nebraska	Oregon	Wisconsin
Illinois	Michigan	New Mexico	South Dakota	Wyoming

Basis of Presentation

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

        As a consequence of the reorganization occurring as of April 16, 2002, the financial results for the twelve months ended December 31, 2002 have been separately presented under the label "Predecessor McLeodUSA" for the period January 1, 2002 to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17, 2002 to December 31, 2003. For discussion purposes below, the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002 have been added together to compare to the years ended December 31, 2003 and 2001.

SFAS 144, Unaudited 2001 Financial Statements and Re-Audit Requirements

        In connection with our reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC. In this Annual Report on Form 10-K, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), McLeodUSA is required to present its financial statements for the year ended December 31, 2001, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the year ended December 31, 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the year ended December 31, 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that they would be required to re-audit McLeodUSA's financial statements for the year ended December 31, 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, we have determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit, McLeodUSA has included in this Annual Report on Form 10-K unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the year ended December 31, 2001. In order for McLeodUSA to sell securities with a registration statement declared effective by the SEC, such registration statement must contain three years of audited financials.

        Should McLeodUSA elect to conduct a re-audit of 2001 in order to utilize such effective registration statements, McLeodUSA does not know if Deloitte & Touche would have any differences in opinion with the prior audit conducted by Arthur Andersen. At this time, McLeodUSA is aware of no material differences of opinion. In regard to the 2001 unaudited financial statements, the Company is in discussions with the SEC regarding the SEC's inquiry into certain accounting matters, including disclosures related to several IRU contracts.

Liquidity and Capital Resources

        Prior to August 2001, McLeodUSA grew rapidly by focusing on top-line revenue growth, which required significant capital for the construction of local and long distance voice networks and a national data network and included the acquisition of numerous businesses. By mid-2001, due to certain factors, including but not limited to complications related to the Company's rapid growth and a general downturn in the economy and the telecommunications sector in particular, the Company was not meeting internal expectations in terms of profitability and cash flow.

        Beginning in August of 2001, we initiated a new strategic plan which included a broad financial and operational restructuring. Our new strategy was to refocus our business to be a facilities-based communication services provider within our 25-state footprint, improve business discipline and processes and reduce our cost structure, all with the goal of profitably growing revenues and generating positive cash flow from operations. Key elements of the restructuring included abandonment of the national network plan, disposing of non-core businesses, reducing the employee base, consolidating facilities, reducing capital expenditures, and eliminating unprofitable services and unprofitable customers.

        We have generally completed the construction and integration of our network assets and our future capital expenditures are focused on reducing cost of service, adding capacity to our network to serve new customers, and developing new products to compete in the marketplace. Our capital expenditure plan is closely managed. The Company does not believe that it has significant capital requirements to complete its current construction work in progress for its intended use.

        In the near term, we expect to incur net negative cash flows as the result of remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 as part of our restructuring, and to fund continuing working capital needs and service our debt. We believe that the actions we have taken and the successful execution of our strategic plan will position us to be successful over the long-term.

Background of Capital Structure and Credit Facilities

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

        We are required to pay a commitment fee on the average daily unused balance of the Exit Facility at an annual rate ranging from 1/2% to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1/2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) LIBOR plus a margin ranging from 2.00% to 3.50%.

        The Exit Facility and the Credit Agreement include restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries. The Exit Facility and the Credit Agreement also contain restrictive covenants that limit our leverage ratio and require minimum levels of access lines in service, interest coverage and consolidated revenue. On March 14, 2003, the Company obtained a waiver from a majority of the participants in the Credit Agreement and Exit Facility of the provisions in the Credit Agreement and Exit Facility that required the Company to submit audited comparative financial statements. In addition, on October 3, 2003 we entered into the Fourth Amendment to the Credit Agreement and the First Amendment to the Exit Facility. These amendments modified certain of the restrictive covenants and included adjustments to the leverage ratio and the minimum revenue covenants. The leverage ratio was amended to require the Company to maintain a quarterly leverage ratio of: 13.0, 15.0, 13.5, 13.5, 11.0 and 8.5 starting in the third quarter of 2003 through the fourth quarter of 2004, respectively. The trailing four quarter minimum revenue covenant was amended to $850 million, $850 million, $875 million, $900 million and $950 million starting in the fourth quarter of 2003 through the fourth quarter of 2004, respectively. In addition, the amendment included a downward revision to the capital expenditure limits for 2003, 2004 and 2005 to $100 million, $100 million and $200 million respectively, excluding any carryover provisions, which were not amended. We paid approximately $5.3 million in fees in October 2003 to the lender group in connection with the approval of these amendments. We are currently in compliance with the financial covenants under the Credit Agreement and Exit Facility. As of December 31, 2003, we have drawn $40 million on the Exit Facility and we have standby letters of credit outstanding of $8.9 million which reduce our borrowing availability under the Exit Facility.

2003 Cash Flow

        We ended the year with $56.5 million of cash and cash equivalents versus $170.6 million at December 31, 2002. This decrease of $114.1 million resulted primarily from the following:

Operating Activities:
Increase in cash from operations, excluding changes in assets and liabilities	$50.3
Payments for restructuring liabilities	(28.5)
Use of cash for changes in assets and liabilities	(44.0)

Net cash used by operating activities	(22.2)
Investing Activities:
Capital expenditures	(78.4)
Deferred line installation costs	(41.4)
Sale of assets	8.4

Net cash used by investing activities	(111.4)
Financing Activities:
Payments on long-term debt	(15.2)
Proceeds from long-term debt	40.0
Deferred financing fees	(5.3)

Net cash provided by financing activities	19.5

Net decrease in cash and cash equivalents	$(114.1)

        The payments for restructuring liabilities primarily related to remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 as part of our restructuring. The use of cash related to changes in assets and liabilities primarily related to a reduction of our outstanding accounts payable balances of $40.6 million from 2002 to 2003, a reduction of other current liabilities, not including the restructuring liabilities, of $20.9 million from 2002 to 2003, both offset somewhat by a reduction in our trade accounts receivable balances of $17.7 million from 2002 to 2003. We expect our cash requirements to pay restructuring liabilities to be slightly less in 2004 and do not expect to experience the significant changes in current asset and current liability balances in 2004 that we experienced in 2003.

        Our focus for capital expenditures during 2003 was to invest to ensure the highest and most reliable facilities-based network, including migrations of customers from resale platforms onto our own network, augments to existing facilities, and improvements to business systems and processes. Deferred line installation costs were the result of costs required to add customers onto our network in 2003. We expect 2004 capital expenditures to be slightly below 2003 but will continue to evaluate our capital expenditures to match the economic realities of the business and the market acceptance of our product offerings. Our deferred line installation expenditures in 2004 will be dependent on the rate at which we add new customers.

        During 2003, our long-term debt began amortizing and principal payments of $15.2 million were made in the third and fourth quarters of 2003. In October 2003, we made a borrowing of $40 million under our $110 million Exit Facility, which represented the first borrowing under this facility. In connection with the amendments to the credit facilities in October 2003 we paid fees of $5.3 million, which will be amortized to interest expense over the remaining life of those facilities. During 2004, mandatory debt repayments under the Credit Agreement will total $26.7 million.

Outlook for 2004 and Future Funding Needs

        We ended 2003 with $56.5 million of cash on hand. In 2004, our cash requirements for new products, important capital expenditure projects, remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 (as part of our restructuring) as well as working capital will all be funded by cash generated from operating activities and borrowings under the Exit Facility. As contemplated in our strategic plan and as part of our October 2003 discussions with our lender group, we plan to use the Exit Facility to fund ongoing cash needs. At December 31, 2003 we had approximately $60 million of unused availability under the Exit Facility and, as planned, we withdrew an additional $25 million in early March 2004. As of March 15, 2004 we had $35 million of unused availability under the Exit Facility. In addition, our Exit Facility allows for another $50 million of outstanding debt, which could be funded from our existing lender group or other parties.

        Our ability to access the remaining unused portion of the Exit Facility requires compliance with certain restrictive covenants. Those covenants require increases in the Company's revenue and profitability over time. While the Company believes it will be successful in executing its strategy to profitably increase revenues, it may be required to obtain waivers or amendments to those covenants from its lender group if revenues or profitability do not increase as anticipated. The Company believes it has strong relationships with its lender group, but there can be no assurances that the Company could obtain any necessary waivers or amendments. Under certain circumstances the Company would be required to initiate more aggressive expense reductions or potentially seek alternative sources of funding.

        Our estimates of future cash requirements, cash flows, revenue projections, cost savings, profitability and capital expenditures are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of such items may differ substantially from our estimates due to factors such as current and future economic conditions, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms, our ability to implement process and network improvements, technological, regulatory, public policy or other developments in our industry, the existence of strategic alliances, our ability to generate cash, and changes in the competitive climate in which we operate.

Indemnification Obligation Arrangements

        McLeodUSA has indemnification obligations to its current and former Directors and Officers. The terms of the indemnification obligations provide for no limitation to the maximum potential future payments under such indemnifications. McLeodUSA maintains insurance, subject to limitations set forth in the policies, which is intended to cover the costs of claims made against its Directors and Officers.

Contractual Obligations

        The following table sets forth our contractual obligations to make future payments at December 31, 2003 (in millions):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Credit Agreement	$26.7	$121.9	$595.3	$—	$743.9
Capital lease	0.5	—	—	—	0.5
Operating leases	86.9	117.9	63.3	49.3	317.4
Purchase obligations (based on contract expiration)	—	24.0	—	—	24.0
Other long-term liabilities recorded in the Company's consolidated financial statements	—	—	—	58.3	58.3

Total	$114.1	$263.8	$658.6	$107.6	$1,144.1

        The following shows our other contingent obligations at December 31, 2003 based on the expiration date of the commitment (in millions):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Standby letters of credit	$0.9	$2.5	$7.0	$0.4	$10.8

Results of Operations

        The following comparisons are based on the financial information presented in Item 6. "Selected Financial Data" as well as the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

Year Ended 2003 Compared with Year Ended 2002

        Revenue.    Total revenue for the year ended December 31, 2003 declined $123.1 million, or 12% to $869.0 million from $992.1 million for the year ended December 31, 2002. The following table compares our revenue for the years ended December 31, 2003 and 2002:

	2003	2002	Variance
Local	$413.1	$465.7	$(52.6)
Long distance	173.9	225.2	(51.3)
Data services and other	143.0	161.7	(18.7)
Carrier access	124.5	127.9	(3.4)
Indefeasible rights of use agreements including those that qualify as sales type leases	14.5	11.6	2.9

	$869.0	$992.1	$(123.1)

        Total overall decline of $123.1 million in total revenue versus 2002 was driven by the Company's intentional program to eliminate non-profitable customers ($50 million) and the FCC mandated reduction in access rates ($19 million), with the remaining portion of the decline resulting primarily from customer turnover and lower long distance volume. The Company's ability to grow revenues in

2003 was negatively impacted by weakness in the overall economy and the telecommunications industry and continued competition from the RBOCs and other local providers. The decrease in long distance revenue is attributed to both a 16% drop in the volume of minutes, primarily driven by lower usage patterns across our customer base, as well as an 8.5% decline in average rates. Access revenues overall have decreased slightly compared to 2002. The FCC mandated rate reduction was offset primarily by increased volume and increased revenues related to our FX 800 connection services. While general economic conditions and the weakness in the telecommunications industry negatively impacted demand, we have been successful in reducing our overall customer turnover during 2003 from 2.6% in the fourth quarter of 2002 to 2.1% during the fourth quarter of 2003. In addition, business customer turnover was reduced from 2.5% in the fourth quarter of 2002 to 1.8% in the fourth quarter of 2003.

        The Company has taken significant actions to increase revenue including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive leadership and expanding the involvement of the board of directors and executive staff in the sales process. While the Company believes that these actions will over time result in profitable new revenue growth the timing and amount of that growth is yet to be determined.

        Cost of Service.    Cost of service includes expenses directly associated with providing communication services to our customers. Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities. Cost of service was $498.9 million for the year ended December 31, 2003, a decrease of $122.6 million or 20% from the year ended December 31, 2002. Approximately $78 million of the decrease is attributed to the reduction in revenues. The balance of the decrease reflects the results of our ongoing network cost reduction efforts that began in 2002, including least cost routing, network optimization including grooms, migration of customers to the McLeodUSA network and elimination of non-profitable customers.

        Selling, general and administrative expenses.    SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions. SG&A expenses were $312.2 million for 2003, a decrease of $37.1 million or 11% from 2002. Our continuous process improvement program which has been ongoing since early 2002 has yielded significant efficiencies. As a result, headcount has been reduced from approximately 3,700 to 3,100 employees at December 31, 2002 and 2003, respectively. Included in the 2003 decrease in SG&A expense was a benefit in bad debt expense of $7.9 million related to the recovery of an MCI receivable that was fully reserved during 2002 after MCI's filing for Chapter 11 protection.

        Depreciation and amortization.    Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers' local line service from the RBOCs to our local telecommunications services. Depreciation and amortization expenses were $340.5 million for the year ended December 31, 2003, an increase of $3.7 million over the prior year. This increase was due to a higher depreciable asset base as a result of additional assets being placed in service during 2003.

        Interest expense.    Gross interest expense was $46.0 million for the year ended December 31, 2003, a decrease of $38.8 million from the year ended December 31, 2002. Interest ceased to accrue on the Notes after January 31, 2002, the date of our commencement of Chapter 11 proceedings. Interest on the Notes during January 2002 was $24.4 million. The remaining reduction was principally caused by lower average debt amounts outstanding during 2003 resulting from the $225 million pay down of the Credit Facility after the sale of ICTC on December 31, 2002. Interest expense of approximately

$10.2 million and $20.8 million was capitalized as part of our construction of our fiber optic network during 2003 and 2002, respectively.

        Other nonoperating income (loss).    Other nonoperating income was $22.5 million during 2003 compared to a gain of $1.5 million during 2002. During 2003, McLeodUSA settled the CapRock securities litigation for a cash payment of $11 million and recorded a one-time gain of $14 million related to the settlement. The gain reflects the difference between proceeds from insurance providers and previously reserved balances and the actual cash settlement. Also, during 2003, McLeodUSA recorded a gain of $11.8 million upon the dissolution of an equity partnership following the Company's mandatory withdrawal from the partnership under the terms of the partnership agreement. These gains were partially offset by a loss recorded on the property held for sale and losses on the sale of assets.

        Reorganization charges, net relates to our bankruptcy reorganization for which we incurred charges totaling $1,596.8 million during the year ended December 31, 2002. No such charges were incurred in 2003.

        As a result of our recapitalization, we recorded a gain on the cancellation of debt of $2.4 billion during 2002.

        In accordance with SFAS 144, the operating results of businesses held for sale, and the gain or loss resulting from the sale thereof, have been reported as discontinued operations in the condensed consolidated statements of operations. All businesses held for sale were sold during 2002, and as such, there is not income or loss from discontinued operations included in the 2003 results.

Year Ended 2002 Compared with Year Ended 2001

        Revenue.    Total revenue for the year ended December 31, 2002 declined $284.3 million, or 22% to $992.1 million from $1,276.4 million for the year ended December 31, 2001. The following table compares our revenue for the years ended December 31, 2002 and 2001:

	2002	2001	Variance
Local	$465.7	$463.3	$2.4
Long distance	225.2	303.6	(78.4)
Data services and other	161.7	272.1	(110.4)
Carrier access	127.9	140.9	(13.0)
Indefeasible rights of use agreements including those that qualify as sales type leases	11.6	96.5	(84.9)

	$992.1	$1,276.4	$(284.3)

        Network facilities sales, including indefeasible rights of use agreements that qualified as sales type leases decreased by $84.9 million to $11.6 million in 2002 versus $96.5 million in 2001. Long distance revenues decreased $78.4 million to $225.2 million in 2002 versus $303.6 million in 2001, principally caused by a reduced customer base and lower international long distance volume. Data services and other also declined by $88.0 million due to the sale of Splitrock assets and Ruffalo Cody assets, sold January 24, 2002 and December 5, 2001, respectively.

        Cost of Service.    Cost of service totaled $621.5 million for the year ended December 31, 2002, a decrease of $224.2 million or 27% from 2001, primarily as a result of lower revenues. The decrease also reflects the results of our cost reduction efforts that began during 2002, including least cost routing, network optimization including grooms, migration of customers to the McLeodUSA network and elimination of non-profitable customers.

        Selling, general and administrative expenses.    SG&A expenses declined by $121.0 million or 26% from $470.3 million for the year ended December 31, 2001 to $349.3 million for the year ended

December 31, 2002. The primary reasons for the decline are the substantial headcount reductions and facilities consolidation undertaken as part of our comprehensive restructuring. The comprehensive restructuring resulted in a 15% reduction in headcount and the consolidation of facilities resulted in a reduction from eleven sizeable office facilities to three by the middle of 2002.

        Depreciation and amortization.    Depreciation and amortization decreased by $194.0 million to $344.2 million for the year ended December 31, 2002. Amortization expense decreased by $151.3 million resulting from our adoption of SFAS 142, Accounting for Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002. SFAS 142 requires a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. The remaining decline is due to a reduction in our depreciable asset base for fresh-start fair value adjustments of approximately $1.2 billion upon our emergence from bankruptcy.

        In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization charges. Reorganization charges, net of $1,596.8 million during the year ended December 31, 2002, were comprised of professional and bank fees of $57.5 million, severance of $0.9 million, the write-off of deferred financing fees and discounts on the Notes of $53.3 million and fresh-start fair market value adjustments of $1,485.1 million.

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

        Interest expense.    Gross interest expense decreased from $357.9 million to $84.8 million for the periods ended December 31, 2001 and 2002, respectively, a decrease of $273.1 million. The reduction was primarily related to the cancellation of the Notes on the effective date of the Plan partially offset by reduced interest capitalization. Interest expense of $20.8 million and $106.6 million was capitalized as part of our construction of our fiber optic network during 2002 and 2001, respectively.

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

        We have a substantial investment in property and equipment. Our property and equipment consists of buildings, communications networks, furniture, fixtures and equipment, and networks in progress. Networks in progress includes construction costs, internal labor, overhead, and interest capitalized during the construction and installation of fiber optic networks as well as new and reusable parts to maintain those fiber optic networks. These costs are considered in progress until the networks become operational at which time the costs are reclassified as communications network assets. Our communications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes in the estimated useful lives of these assets.

        We have substantial amounts of intangible assets. In accordance with SFAS 142, the goodwill resulting from the allocation of the reorganized equity value and intangibles with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. McLeodUSA has established July 1 as the date for its annual impairment test. SFAS 142 requires the identification of reporting units and the application of a two-step approach to assess goodwill impairment. In order to identify potential impairment, impairment tests of goodwill are performed by comparing the current fair values of its reporting unit containing goodwill balances to their carrying values. If the carrying amount of its reporting unit exceeds its fair value, the impairment loss is measured in the second step, by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with its carrying amount. McLeodUSA defined reporting units during its transitional and annual goodwill impairment tests as an operating segment comprised of McLeodUSA's consolidated operations.

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

Effects of New Accounting Standards

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses accounting for variable interest entities ("VIE"), defined as a separate legal structure that either 1) has equity investors who lack the essential characteristics of controlling financial interest, or 2) has equity investors that do not provide sufficient financial resources for the entity to support its own activities. FIN No. 46 requires that a VIE be consolidated by a company if that company is entitled to a majority of the VIE's residual returns or is subject to a majority of its expected losses, and also requires disclosures concerning VIEs that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB revised and re-released FIN 46 as "FIN 46(R)." The provisions of FIN 46(R) are effective for periods ending after March 15, 2004. FIN 46 and FIN 46(R) did not have any impact on McLeodUSA.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for McLeodUSA beginning with the third quarter of 2003. The adoption of SFAS 150 did not have an impact on the consolidated financial statements of McLeodUSA.

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

        In November 2002, the FASB issued FIN No. 45 Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 at December 31, 2002. The adoption of FIN 45 did not have an impact on our financial position.

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        We have variable rate debt outstanding of $743.9 million under the Credit Agreement and Exit Facility at December 31, 2003. If market interest rates average 1% more in 2004 than the rates during the year ended December 31, 2003, annual interest expense would increase by $7.4 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the year and does not assume changes in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements, including our consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders' equity, consolidated statements of cash flow, notes to our consolidated financial statements for the years ended December 31, 2003 and 2002, together with a report thereon of Deloitte & Touche LLP, are attached hereto as pages F-1 through F-37.

        Our unaudited consolidated financial statements, including our consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of stockholders' equity, consolidated statement of cash flow and notes to our unaudited consolidated financial statements as of and for the year ended December 31, 2001 are attached hereto as pages F-38 through F-68.

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

ITEM 9A. Controls and Procedures

        (a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        (b)    Internal Controls over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Reference is made to the information set forth under the captions "Election of Directors—Information as to Nominees and Continuing Directors," "Election of Directors—Corporate Governance and Related Matters," and "Executive Compensation and Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2004 (the "Proxy Statement"), which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in Item 1 of this Form 10-K. See "Business—Executive Officers."

        Code of Ethics.    The Company has adopted a Code of Ethics applicable to its directors, executive officers and employees. The Code is posted on the Company Internet website, www.mcleodusa.com.

ITEM 11. EXECUTIVE COMPENSATION.

        Reference is made to the information set forth under the captions "Election of Directors—Directors' Compensation" and "Executive Compensation and Other Information" appearing in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Reference is made to the information set forth under the caption "Stock Ownership by Management and More Than 5% Stockholders" appearing in the Proxy Statement, which information is incorporated herein by reference. Information required by this item with respect to equity compensation plans is provided in Item 5 of this Form 10-K. See "Market For McLeodUSA Common Stock and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Reference is made to the information set forth under the caption "Executive Compensation and Other Information—Certain Relationships and Related Transactions" appearing in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Reference is made to the information set forth under the caption "Fees Paid to Principal Independent Public Accountant" appearing in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)(1)  The following consolidated financial statements of McLeodUSA and report of independent public accountants are included in Item 8 of this Form 10-K.

  Independent Auditors' Report

  Consolidated Balance Sheets of Reorganized McLeodUSA—December 31, 2003 and 2002

  Consolidated Statements of Operations and Comprehensive Income (Loss)

    Reorganized McLeodUSA—for the year ended December 31, 2003

    Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

    Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

  Consolidated Statements of Stockholders' Equity

    Reorganized McLeodUSA—for the year ended December 31, 2003

    Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

    Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

  Consolidated Statements of Cash Flows

    Reorganized McLeodUSA—for the year ended December 31, 2003

    Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

    Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

  Notes to the Consolidated Financial Statements

  Unaudited Consolidated Balance Sheet—December 31, 2001

  Unaudited Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2001

  Unaudited Consolidated Statements of Stockholders' Equity for the year ended December 31, 2001

  Unaudited Consolidated Statements of Cash Flows for the year ended December 31, 2001

  Notes to the Unaudited Consolidated Financial Statements

        (a)(2)  The following financial statement schedules are filed as part of this report and are attached hereto as pages S-1 and S-2.

  Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2003 and periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002.

  Schedule II—Valuation and Qualifying Accounts for December 31, 2001 (unaudited).

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
3.2	Certificate of Designation of the 2.5% Series A convertible preferred stock (Filed as Exhibit 3.3 to the 2002 Form 8-A and incorporated herein by reference).
3.3	Certificate of Designation of the Series B preferred stock (Filed as Exhibit 3.1 to Current Report on Form 8-K on April 22, 2002 and incorporated herein by reference).
3.4	Second Amended and Restated Bylaws of McLeodUSA Incorporated, as amended as of February 23, 2004.
4.1	Form of 2.5% Series A preferred stock certificate (Filed as Exhibit 4.1 to the 2002 Form 8-A and incorporated herein by reference).
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
4.20
First Amendment dated as of October 3, 2003 to the Credit Agreement dated as of April 16, 2002. (Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference.)
4.21
Fourth Amendment dated as of October 3, 2003 to the Senior Credit Agreement dated as of May 31, 2000. (Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q on November 14, 2003 and incorporated herein by reference.)
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
10.5**
Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Clark E. McLeod. (Filed as Exhibit 99.2 to Current Report on Form 8-K on February 3, 2000 (the "February 2000 Form 8-K") and incorporated herein by reference).
10.6**	Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Stephen C. Gray. (Filed as Exhibit 99.3 to the February 2000 Form 8-K and incorporated herein by reference).
10.7**	Employment Agreement dated January 7, 2000 between McLeodUSA Incorporated and Roy A. Wilkens. (Filed as Exhibit 99.4 to the February 2000 Form 8-K and incorporated herein by reference).

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
10.17**	McLeodUSA Incorporated 2002 Omnibus Equity Plan, (Filed as Appendix A to definitive Proxy Statement filed with the Commission on August 9, 2002 and incorporated herein by reference).
10.18*
Eighth Amendment to Cost Sharing National IRU Agreement by and between Level 3 Communications, LLC and McLeodUSA Information Services, Inc. (Filed as Exhibit 10.54 to the November 2001 Form 10-Q and incorporated herein by reference).
10.19**	Offer letter to Chris Davis from McLeodUSA dated July 20, 2001 (Filed as Exhibit 10.59 to the November 2001 Form 10-Q and incorporated herein by reference).

10.20**	Employment Agreement dated August 1, 2001 between McLeodUSA and Chris Davis (Filed as Exhibit 10.60 to the November 2001 Form 10-Q and incorporated herein by reference).
10.21**	Form of Indemnification Agreement between McLeodUSA Incorporated and certain officers and directors of McLeodUSA (Filed as Exhibit 10.61 to the 2001 Form 10-K and incorporated herein by reference).
10.22**	Employment Letter Agreement between McLeodUSA and G. Kenneth Burckhardt, dated April 13, 2002 (Filed as Exhibit 10.1 to the August 2002 Form 10-Q and incorporated herein by reference).
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
10.25**	Employment Letter Agreement between McLeodUSA and Shawn Vick, dated July 8, 2002 (Filed as Exhibit 10.3 to the November 2002 Form 10-Q and incorporated herein by reference).
10.26**	Employment Letter Agreement between McLeodUSA and Andreas Papanicolaou dated July 20, 2002 (Filed as Exhibit 10.4 to the November 2002 Form 10-Q and incorporated herein by reference).
10.27**	Employment Letter Agreement between McLeodUSA and James E. Thompson, dated November 12, 2002.
10.28**	Employment Letter Agreement between McLeodUSA and Richard J. Buyens, dated October 16, 2003.
21.1	Subsidiaries of McLeodUSA Incorporated (Filed as Exhibit 21.1 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

**
Management contract or compensatory plan or arrangement.

        (b)  Reports on Form 8-K.

        On October 22, 2003 we filed a Current Report on Form 8-K announcing our financial results for the fiscal quarter ended September 30, 2003, and certain other information, in a press release.

        (c)  Exhibits

        The response to this portion of Item 15 is submitted as a separate section of this Form 10-K. See Item 15(a)(3) above.

        (d)  Financial Statement Schedules

        The response to this portion of Item 15 is submitted as a separate section of this Form 10-K. See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCLEODUSA INCORPORATED
March 15, 2004	By:	/s/ CHRIS A. DAVIS Chris A. Davis Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN C. GRAY Stephen C. Gray	President and Director	March 15, 2004
/s/ G. KENNETH BURCKHARDT G. Kenneth Burckhardt	Executive Vice President and Chief Financial Officer	March 15, 2004
/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	March 15, 2004
/s/ EDWARD D. BREEN Edward D. Breen	Director	March 15, 2004
/s/ THOMAS M. COLLINS Thomas M. Collins	Director	March 15, 2004
/s/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 15, 2004
/s/ DALE F. FREY Dale F. Frey	Director	March 15, 2004

/s/ JAMES E. HOFFMAN James E. Hoffman	Director	March 15, 2004
/s/ JEONG H. KIM Jeong H. Kim	Director	March 15, 2004
/s/ THOMAS H. LISTER Thomas H. Lister	Director	March 15, 2004
/s/ DANIEL M. SNYDER Daniel M. Snyder	Director	March 15, 2004
/s/ FARID SULEMAN Farid Suleman	Director	March 15, 2004
/s/ PETER V. UEBERROTH Peter V. Ueberroth	Director	March 15, 2004

McLEODUSA INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
McLeodUSA Incorporated
Cedar Rapids, Iowa

        We have audited the accompanying consolidated balance sheets of McLeodUSA Incorporated and subsidiaries (the "Company") as of December 31, 2003 and 2002 (Reorganized Company balance sheets), and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2003 and the period from April 17, 2002 to December 31, 2002 (Reorganized Company operations) and the period from January 1, 2002 to April 16, 2002 (Predecessor Company operations). Our audits also included the financial statement schedule as of December 31, 2003 and 2002, listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the Reorganized Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from April 17, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2002 to April 16, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 2004

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In millions, except share data)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$56.5	$170.6
Trade receivables, net	65.6	93.1
Prepaid expenses and other	22.4	26.2
Assets held for sale	2.0	11.1

Total current assets	146.5	301.0

Property and equipment
Land and buildings	78.6	72.9
Communications networks	996.3	816.0
Furniture, fixtures and equipment	196.8	181.3
Networks in progress	171.6	303.5

Total property and equipment	1,443.3	1,373.7
Less accumulated depreciation	435.6	170.6

Net property and equipment	1,007.7	1,203.1

Intangibles and other assets
Goodwill	245.1	237.8
Other intangibles, net	201.8	234.5
Other	29.5	23.9

Total intangibles and other assets	476.4	496.2

TOTAL ASSETS	$1,630.6	$2,000.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$27.1	$15.0
Accounts payable	30.5	71.1
Accrued payroll and payroll related expenses	20.6	23.6
Other accrued liabilities	100.9	152.8
Deferred revenue, current portion	6.9	9.8
Liabilities related to discontinued operations	1.1	6.3

Total current liabilities	187.1	278.6
Long-term debt, less current maturities	717.3	704.9
Deferred revenue, less current portion	15.1	13.5
Other long-term liabilities	58.3	54.9

Total liabilities	977.8	1,051.9

Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 7,377,149 and 9,999,900 outstanding at December 31, 2003 and 2002, respectively	131.1	172.6

Stockholders' equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 175,527,257 and 162,500,481 issued and outstanding at December 31, 2003 and 2002, respectively	1.8	1.6
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at December 31, 2003 and 2002	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at December 31, 2003 and 2002	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at December 31, 2003 and 2002	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	993.3	951.9
Accumulated deficit	(497.1)	(201.4)

Total stockholders' equity	521.7	775.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,630.6	$2,000.3

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data)

	Reorganized McLeodUSA		Predecessor McLeodUSA
	Year Ended December 31, 2003	April 17, 2002 to December 31, 2002	January 1, 2002 to April 16, 2002
Revenues	$869.0	$680.7	$311.4

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	498.9	410.3	211.2
Selling, general and administrative	312.2	240.4	108.9
Depreciation and amortization	340.5	217.9	126.3
Reorganization charges, net	—	—	1,596.8
Restructuring adjustment	(0.2)	(0.1)	(6.8)

Total operating expenses	1,151.4	868.5	2,036.4

Operating loss	(282.4)	(187.8)	(1,725.0)

Nonoperating (expense) income:
Interest expense, net of amounts capitalized	(35.8)	(30.8)	(33.2)
Other income (expense)	22.5	(0.5)	2.0
Gain on the cancellation of debt	—	—	2,372.8

Total nonoperating (expense) income	(13.3)	(31.3)	2,341.6

(Loss) income from continuing operations	(295.7)	(219.1)	616.6
Discontinued operations:
Income from discontinued operations (including net (losses) gains on disposals of ($17.3) and $148.3 for the periods April 17 to December 31 and January 1 to April 16, 2002, respectively)	—	17.7	167.1

Net (loss) income	(295.7)	(201.4)	783.7
Preferred stock dividend	(4.6)	(3.5)	(4.8)

Net (loss) income applicable to common shares	$(300.3)	$(204.9)	$778.9

Basic and diluted (loss) income per common share:
(Loss) income from continuing operations	$(1.07)	$(0.80)	$0.97
Discontinued operations	—	0.06	0.27

(Loss) income per common share	$(1.07)	$(0.74)	$1.24

Weighted average common shares outstanding	280.4	276.3	627.7

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period	$—	$—	$(2.1)
Less: reclassification adjustment for gains included in net income	—	—	3.2

Total other comprehensive income	—	—	1.1

Comprehensive (loss) income	$(295.7)	$(201.4)	$784.8

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)

	Class A	Class B	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Predecessor McLeodUSA
Balance January 1, 2002	$6.3	$—	$3,843.4	$(3,821.6)	$(1.1)	$27.0
Net income	—	—	—	783.7	—	783.7
Other comprehensive income	—	—	—	—	1.1	1.1
Preferred stock dividends	—	—	(4.8)	—	—	(4.8)
Reorganization adjustments	(6.3)	—	(3,838.6)	3,037.9	—	(807.0)

Balance April 16, 2002	$—	$—	$—	$—	$—	$—

	Class A	Class B	Class C	Preferred Series B	Warrants	Additional Paid-In Capital	Accumulated Deficit	Total
Reorganized McLeodUSA
Equity issued in reorganization	$1.6	$0.8	$0.3	$—	$22.6	$955.4	$—	$980.7
Net loss	—	—	—	—	—	—	(201.4)	(201.4)
Preferred stock dividends	—	—	—	—	—	(3.5)	—	(3.5)

Balance December 31, 2002	$1.6	$0.8	$0.3	$—	$22.6	$951.9	$(201.4)	$775.8
Net loss	—	—	—	—	—	—	(295.7)	(295.7)
Preferred stock conversions	0.2	—	—	—	—	46.0	—	46.2
Preferred stock dividends	—	—	—	—	—	(4.6)	—	(4.6)

Balance December 31, 2003	$1.8	$0.8	$0.3	$—	$22.6	$993.3	$(497.1)	$521.7

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Reorganized McLeodUSA		Predecessor McLeodUSA
	Year Ended December 31, 2003	April 17, 2002 to December 31, 2002	January 1, 2002 to April 16, 2002
Cash Flows from Operating Activities
Net (loss) income from continuing operations	$(295.7)	$(219.1)	$616.6
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	276.2	173.2	108.6
Amortization	64.3	44.7	17.7
Accretion of interest	3.4	2.3	4.1
Loss (gain) on sale of assets	2.3	2.0	(6.4)
Non cash reorganization items	—	—	1,538.4
Gain on cancellation of debt	—	—	(2,372.8)
Restructuring adjustment	(0.2)	(0.1)	(6.8)
Changes in assets and liabilities, net of dispositions:
Trade receivables	17.7	56.8	14.3
Inventory	—	3.3	0.9
Prepaid expenses and other	1.0	(11.3)	9.3
Accounts payable and accrued expenses	(90.0)	(37.0)	(43.3)
Deferred revenue	(1.2)	(7.2)	1.1

Net cash (used in) provided by operating activities	(22.2)	7.6	(118.3)

Cash Flows from Investing Activities
Purchases of property and equipment	(78.4)	(88.0)	(37.2)
Other assets	(41.4)	(39.2)	(16.5)
Sale of available for sale securities	—	—	2.0
Proceeds from the sale of assets	8.4	10.3	19.1
Proceeds from the sale of businesses	—	351.0	679.7

Net cash (used in) provided by investing activities	(111.4)	234.1	647.1

Cash Flows from Financing Activities
Payments on long-term debt	(15.2)	(230.7)	(734.3)
Net proceeds from Exit Facility	40.0	—	—
Deferred financing fees	(5.3)	—	—
Investment by Forstmann Little	—	—	175.0

Net cash provided by (used in) financing activities	19.5	(230.7)	(559.3)

Net (decrease) increase in cash and cash equivalents from continuing operations	(114.1)	11.0	(30.5)
Net cash provided by discontinued operations	—	21.4	31.6
Cash and cash equivalents
Beginning	170.6	138.2	137.1

Ending	$56.5	170.6	138.2

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$39.9	$38.2	$16.2

Supplemental Schedule of Noncash Investing and Financing Activities
Preferred stock dividends	$4.6	$3.5	$4.8

Receivable recorded from equity partnership.	$8.5	$—	$—

Note received on sale of Greene County Partners, Inc.	$—	$3.0	$—

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

        Nature of Business:    McLeodUSA Incorporated ("McLeodUSA" or the "Company"), a Delaware corporation, through its subsidiaries, provides integrated communications services in 25 Midwest, Southwest, Northwest and Rocky Mountain states. McLeodUSA's business is highly competitive and is subject to various federal, state and local regulations.

        McLeodUSA derives its revenue from its core competitive telecommunications and related communications services. These services include local, long-distance and wireless voice services; dial-up Internet access services; high-speed/broadband Internet access services such as services using DSL, cable modems; and dedicated T1 access; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer's use; advanced communication services for larger customers businesses such as frame relay, private line, and ISDN; and value-added services such as virtual private networks and web hosting. During the third quarter of 2003, McLeodUSA entered into a multi-year wholesale agreement with a nationwide wireless carrier in order to offer wireless voice services to its customers. McLeodUSA began marketing and selling wireless services in the fourth quarter of 2003.

        Overview:    In the fourth quarter of 2001, the Company developed a revised strategic plan, which focused on profitable revenue growth in its 25-state footprint. This plan served as the basis for its recapitalization with its principal shareholder, Forstmann Little, its lender group, and its Preferred Shareholders, as well as the structuring of the Exit Facility (as defined below) and continues to serve as the basis of the Company's yearly operating plans.

        In order to execute the Company's plan it initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues. Over the past two years the Company has successfully executed nearly all of these programs. The operational and financial results of the Company, as reported in its quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

        From a revenue perspective, however, the Company's revenues have not increased as forecasted and have been declining since 2002, albeit at a reduced rate in the past few quarters. The decline in revenue was driven by the Company's program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by the Company's customer base, reduction in access rates as mandated by the FCC, and lower prices for some of its products. The Company has taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive sales leadership, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn. While the Company believes that these actions will over time result in profitable new revenue growth, the timing and amount of that growth is yet to be determined.

        The strategic plan and recapitalization anticipated that the Company would require additional funding to ultimately reach positive earnings and cash flow and established an exit facility financing ("Exit Facility") of $160 million and obtained funding for $110 million of that facility as a revolver. In order to access the Exit Facility, the Company must be in compliance with certain restrictive covenants. In the third quarter of 2003 the Company recognized that as a result of the continued decline in revenues it was at risk in being unable to meet some of its restrictive debt covenants in the future. The Company met with its lender group and was able to obtain an amendment to those covenants and was in full compliance at the end of 2003. Going forward the Company will need to increase its revenue in order to meet some of the restrictive covenants. If the Company cannot increase revenues it may be required to obtain waivers or further modifications of certain covenants in order to access any unused portion of the Exit Facility. While the Company believes it has strong relationships with its lender group, there can be no assurance that the Company could obtain such waivers or the necessary covenant amendments.

        The Company has undertaken numerous actions to conserve cash over the past 18 to 24 months including the reduction of capital expenditures and selling, general and administrative expenses ("SG&A"), as well as the execution of its extensive cost reduction efforts initiated in late 2001. Going forward it will continue to execute on these initiatives and implement additional similar actions to conserve cash until its revenue growth initiatives take hold. The Company has been selective in managing capital expenditures and does not believe that any of the reductions in capital spending will have an impact on its ability to grow revenues. Ultimately, the Company believes it will be successful in executing its strategy to profitably grow revenue. However, if the timing of such growth limits or restricts its access to the unused portion of the Exit Facility, then the Company would be required to initiate more aggressive expense reductions and potentially seek alternative sources of funding.

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

        During the period from January 31, 2002 to April 16, 2002, McLeodUSA operated as a debtor-in-possession. The consolidated financial statements during the period from January 31, 2002 to April 16, 2002, the effective date of the plan ("Effective Date"), have been prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). McLeodUSA adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The consolidated statement of operations for the period January 1, 2002 to April 16, 2002 separately discloses expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after the filing by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law. See Note 3 for further discussion of the emergence from bankruptcy.

        Upon emergence from bankruptcy, McLeodUSA implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of McLeodUSA was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity. McLeodUSA recorded a $1.5 billion reorganization charge to adjust the historical carrying value of its assets and liabilities to fair market value reflecting the allocation of McLeodUSA's $1.15 billion estimated reorganized equity value as of April 16, 2002. McLeodUSA also recorded a $2.4 billion gain on the cancellation of debt on April 16, 2002, pursuant to the Plan. The adoption of fresh-start accounting as of April 16, 2002 materially changed the amounts previously recorded in the consolidated financial statements. As a consequence, the financial results have been separately presented under the label "Predecessor McLeodUSA" for the period January 1, 2002 to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17, 2002 to December 31, 2002 and thereafter.

        For the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the consolidated balance sheets. See Note 5 for further discussion of discontinued operations.

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

        Property and equipment:    In accordance with the provisions of SOP 90-7, all property and equipment was recorded at its estimated fair value as of the Effective Date of the Plan. Assets acquired after April 17, 2002 are stated at historical cost. Networks in progress includes construction costs, internal labor, overhead and interest capitalized during the construction and installation of fiber optic networks as well as new and reusable parts to maintain those fiber optic networks. McLeodUSA capitalized interest of $10.2 million and $20.8 million, for the years ended December 31, 2003 and 2002, respectively, as part of its construction of fiber optic networks. These costs are considered in progress until the networks become operational at which time the costs are reclassified as communications network assets. The Company does not believe that it has significant capital requirements to complete its current construction work in progress for its intended use. The provision for depreciation of property and equipment is recorded using the straight-line method based on the following estimated useful lives:

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

        Goodwill:    In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS 142"), the goodwill resulting from the allocation of the reorganization equity value is not amortized but reviewed at least annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. McLeodUSA has established July 1 as the date for its annual impairment test. SFAS 142 requires the identification of reporting units and the application of a two-step approach to assess goodwill impairment. In order to identify potential impairment, impairment tests of goodwill are performed by comparing the fair value of its reporting unit with its carrying amount, including goodwill. The fair value of goodwill is estimated using a discounted cash flow valuation model. If the carrying amount of its reporting unit exceeds its fair value, the impairment loss is measured in the second step by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with its carrying amount. McLeodUSA defined reporting units during its transitional and annual goodwill impairment tests as an operating segment comprised of the consolidated operations of McLeodUSA. See further discussion in Note 15.

        Other intangibles:    Other intangibles consist of customer lists, trademarks, and line installation costs incurred in the establishment of local access lines for customers. The customer lists are being amortized using the straight-line method over 33 to 60 months. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the expected service lives of residential and business customers. The trademark of McLeodUSA was determined to have an indefinite life and is not being amortized, but reviewed annually for impairment. McLeodUSA applies an income approach using a "relief from royalty" method in valuing its trademark. This approach assumes that by virtue of having ownership of the subject trademark, McLeodUSA does not have to pay royalties for the rights and privileges to use it in the production and marketing of its products. The fair value of such ownership is expressed using a cash flow valuation model of the expected net royalty savings over a projection period. The PrimeLine trademark was determined to have a finite life and is being amortized over 36 months. See further discussion in Note 15.

        Segment reporting:    McLeodUSA operates its business as a single segment, engaging in the provision of telecommunications services based upon a single, integrated, interconnected telecommunications network in 25 Midwest, Southwest, Northwest and Rocky Mountain States. This segment includes all services offered by McLeodUSA, comprised of telecommunications products provided over this single integrated network including local and long-distance services; access services; and private line and data services. Management reviews operating results, assesses performance and allocates resources on a company-wide, single segment basis.

        The following services comprise total revenue (in millions):

	Reorganized McLeodUSA		Predecessor McLeodUSA
	Year Ended December 31, 2003	April 17, 2002 to December 31, 2002	January 1 to April 16, 2002
Local	$413.1	$323.4	$142.3
Long distance	173.9	152.9	72.3
Data services and other	143.0	107.7	54.0
Carrier access	124.5	87.9	40.0
Indefeasible rights of use agreements including those that qualify as sales type leases	14.5	8.8	2.8

	$869.0	$680.7	$311.4

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

        Key business suppliers:    Qwest Communications International, Inc. and SBC Communications, Inc. are McLeodUSA's primary suppliers of non-owned local central office switching and local lines. While not an exclusive agreement, AT&T Wireless is currently the sole provider to McLeodUSA for wholesale wireless services. On February 17, 2004 AT&T Wireless announced that it had entered into an Agreement and Plan of Merger under which Cingular Wireless LLC agreed to acquire AT&T Wireless, subject to regulatory and other required approvals. We do not anticipate that this transaction will materially effect our wholesale business relationship with AT&T Wireless.

        Stock options issued to employees:    At December 31, 2003, McLeodUSA has one stock-based employee compensation plan, which is more fully described in Note 13. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of SFAS 123, had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if

McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Reorganized McLeodUSA		Predecessor McLeodUSA
	Year Ended December 31, 2003	April 17, 2002 to December 31, 2002	January 1 to April 16, 2002
Net (loss) income applicable to common shares, as reported	$(300.3)	$(204.9)	$778.9
Less: total stock-based employee compensation expense determined under fair value based methods	(8.8)	(13.1)	—

Pro forma net (loss) income applicable to common shares	$(309.1)	$(218.0)	$778.9

(Loss) income per share:
Basic and diluted, as reported	$(1.07)	$(0.74)	$1.24

Basic and diluted, pro forma	$(1.10)	$(0.79)	$1.24

        Basic and diluted loss per common share:    Loss per common share has been computed using the weighted average number of shares of common stock outstanding. All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants, totaling 138.7 million and 141.3 million at December 31, 2003 and 2002, respectively, may become dilutive. Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been 428.0 million and 417.6 million at December 31, 2003 and 2002, respectively.

Note 2. SFAS 144 Re-Audit Requirement

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including McLeodUSA Media Group and its subsidiaries (collectively, "Pubco") and Illinois Consolidated Telephone Company and associated businesses ("ICTC"). In this Annual Report on Form 10-K, based on the requirements of SFAS 144, McLeodUSA is reflecting these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), McLeodUSA is required to present its financial statements for the year ended December 31, 2001, reflecting these businesses as discontinued operations. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen"), audited McLeodUSA's financial statements and issued an audit opinion for the year ended December 31, 2001. On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as its independent accountants for fiscal year 2002. In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the year ended December 31, 2001. Since Arthur Andersen is no longer able to perform audits of publicly trade companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), they would be required to re-audit McLeodUSA's financial statements for the year ended December 31, 2001 to provide McLeodUSA with an audit opinion on such financial statements.

        In light of McLeodUSA's reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders. As an alternative to a re-audit McLeodUSA has included in this Annual Report on Form 10-K unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the year ended December 31, 2001. In order for McLeodUSA to sell securities with a registration statement declared effective by the SEC, the registration statement must contain three years of audited financials. Should McLeodUSA elect to conduct a re-audit of 2001 in order to utilize such effective registration statements, McLeodUSA does not know if Deloitte & Touche would have any differences in opinion with the prior audit conducted by Arthur Andersen. At this time McLeodUSA is aware of no material differences of opinion.

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

        The Plan also provided for the distribution of a portion of Reorganized McLeodUSA common stock to holders of Predecessor McLeodUSA common stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Reorganized McLeodUSA Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve at 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock pending resolution of the securities claims against McLeodUSA associated with the putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of Reorganized McLeodUSA Class A Common Stock to record holders of Predecessor McLeodUSA common stock as of April 5, 2002, the distribution record date under the Plan. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of Predecessor McLeodUSA common stock may be entitled to additional distributions of Reorganized

McLeodUSA Class A Common Stock from the 18,000,000 shares held in the disputed claims reserve. See Note 21 for further discussion.

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

        Contractual interest was $93.6 million for the period January 1, 2002 to April 16, 2002. Contractual preferred stock dividends were $8.9 million for the period January 1, 2002 to April 16, 2002.

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

	Predecessor McLeodUSA April 16, 2002	Debt Restructuring		Fresh-start Adjustments (g)	Discontinued Operations (h)	Reorganized McLeodUSA April 16, 2002
Assets
Current assets
Cash & cash equivalents	$696.1	$(555.0	)(a)(e)(f)	$—	$(2.9)	$138.2
Available-for-Sale Securities	0.6	—		—	—	0.6
Trade receivables, net	153.8	—		13.6	(17.6)	149.8
Inventory	14.7	—		—	(8.1)	6.6
Prepaid expense and other	18.4	—		1.3	(2.8)	16.9
Assets held for sale	—	—		—	440.5	440.5

Total current assets	883.6	(555.0)		14.9	409.1	752.6

Property and equipment
Land and buildings	91.1	—		30.8	(47.8)	74.1
Communications networks	2,019.1	—		(1,050.0)	(293.2)	675.9
Furniture, fixtures and equipment	412.0	—		(184.9)	(57.9)	169.2
Networks in progress	715.1	—		(348.9)	(3.8)	362.4

	3,237.3	—		(1,553.0)	(402.7)	1,281.6
Less accumulated depreciation	(716.7)	—		506.6	210.1	—

	2,520.6	—		(1,046.4)	(192.6)	1,281.6

Investments, intangibles and other assets
Other investments	22.1	—		(20.5)	(1.3)	0.3
Goodwill	939.0	—		(514.3)	(186.9)	237.8
Other intangibles, net	168.8	—		93.9	(11.2)	251.5
Other	29.4	—		(4.9)	—	24.5

	1,159.3	—		(445.8)	(199.4)	514.1

	$4,563.5	$(555.0)		$(1,477.3)	$17.1	$2,548.3

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$7.4	$—		$—	$(0.3)	$7.1
Accounts payable	83.5	—		—	(5.4)	78.1
Accrued payroll and payroll related expenses	31.4	—		—	(2.9)	28.5
Other accrued liabilities	188.9	—		—	(8.6)	180.3
Deferred revenue, current portion	18.2	—		—	(3.0)	15.2
Liabilities related to discontinued operations	—	—		7.8	67.9	75.7

Total current liabilities	329.4	—		7.8	47.7	384.9
Liabilities subject to compromise	3,051.8	(3,051.8	)(a)(b)	—	—	—
Long-term debt less current maturities	1,024.6	(60.0	)(f)	—	(20.8)	943.8
Deferred revenue, less current portion	15.8	—		—	—	15.8
Other long-term liabilities	63.6	—		—	(9.8)	53.8

	4,485.2	(3,111.8)		7.8	17.1	1,398.3

Redeemable convertible preferred stock
Reorganized McLeodUSA Preferred Series A	—	169.1	(a)	—	—	169.1
Predecessor McLeodUSA Preferred Series D	112.7	(112.7	)(c)	—	—	—
Predecessor McLeodUSA Preferred Series E	46.6	(46.6	)(c)	—	—	—

	159.3	9.8		—	—	169.1

	Predecessor McLeodUSA April 16, 2002	Debt Restructuring		Fresh-start Adjustments (g)	Discontinued Operations (h)	Reorganized McLeodUSA April 16, 2002
Stockholders' equity
Predecessor McLeodUSA Preferred Series A	—	—	(b)	—	—	—
Predecessor McLeodUSA Common, Class A	6.3	(6.3	)(d)	—	—	—
Reorganized McLeodUSA Common, Class A	—	1.6	(b)(d)(e)	—	—	1.6
Reorganized McLeodUSA Common, Class B	—	0.8	(c)	—	—	0.8
Reorganized McLeodUSA Common, Class C	—	0.3	(c)	—	—	0.3
Reorganized Preferred Series B	—	—	(e)	—	—	—
Reorganized McLeodUSA Warrants	—	22.6	(a)(e)	—	—	22.6
Additional paid-in capital	3,843.2	155.2	(b)(c)	(3,042.8)	—	955.6
Accumulated deficit	(3,930.5)	2,372.8	(a)	1,557.7	—	—

	(81.0)	2,547.0		(1,485.1)	—	980.9

	$4,563.5	$(555.0)		$(1,477.3)	$17.1	$2,548.3

(a)
To record the discharge of indebtedness, including accrued interest, in accordance with the Plan ($3,042.9 million), the payment to the holders of the Notes ($670 million), the fair market value of the warrants ($11.3 million) and Reorganized McLeodUSA Series A Preferred Stock issued ($169.1 million) to holders of the Notes.

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

Note 5. Assets Held For Sale

        In August 2001, McLeodUSA initiated a broad strategic and operational restructuring to re-focus its business on its core areas of expertise within its 25-state footprint, improve business discipline and processes and reduce its cost structure, all with the goal of eventually developing positive cash flow from operations. A key element of this operational restructuring included selling certain non-core assets, including McLeodUSA Telecom Development, Inc. and McLeodUSA Community Telephone, Inc. (collectively "DTG"), Greene County Partners, Inc., CapRock Services Corp. and assets of McLeodUSA Integrated Business Systems, Inc. ("IBS"). At September 30, 2001, as part of the restructuring, McLeodUSA adjusted the carrying values of these entities to fair value.

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

        For the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002, the operating results of the businesses listed below have been reported as discontinued operations in the consolidated financial statements in accordance with SFAS 144. As of December 31, 2002, all of the businesses had been sold. At December 31, 2002, assets held for sale totaled $11.1 million, and consisted of real estate and an equity interest in a partnership. During 2003, McLeodUSA recorded a gain of $11.8 million upon the dissolution of an equity partnership following the Company's mandatory withdrawal from the partnership under the terms of the partnership agreement. McLeodUSA received a cash payment of $5.0 million and a note for $8.5 million. The gain is included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2003. In addition, real estate totaling $4.7 million was reclassified to property and equipment because McLeodUSA does not believe the sites will be sold within one year as required by SFAS 144. At December 31, 2003 $2.0 million of real estate was classified as held for sale. The liabilities related to discontinued operations of $1.1 million and $6.3 million represent the unpaid selling costs at December 31, 2003 and 2002, respectively.

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

        Greene County Partners, Inc.:    On August 20, 2002, McLeodUSA completed the sale of its interest in a non-core cable service provider for $16 million in cash and a note receivable of $3 million. The sale of Greene County Partners, Inc. resulted in a loss of $0.5 million.

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

        Splitrock:    On January 24, 2002, McLeodUSA completed the sale of certain of its internet/data assets (formerly part of Splitrock Services, Inc.) and wholesale dial-up Internet Service Provider ("ISP") customer base to Level 3 Communications, LLC ("Level 3") for approximately $50 million in cash and the assumption of certain operating liabilities. The transaction did not qualify as a discontinued operation under SFAS 144 and the results of operations are included in continuing operations. Under the terms of the agreement, Level 3 purchased approximately 350 POPS (points of presence) across the United States, and the related facilities, equipment and underlying circuits, plus the wholesale ISP customer base. The transaction excluded fiber optic cable obtained under the existing IRU agreement with Level 3 and McLeodUSA in the acquisition of Splitrock. The parties also entered into operating agreements enabling McLeodUSA to continue providing service and support to customers in its 25-state footprint.

Note 6. Trade Receivables

        The composition of trade receivables, net, is as follows (in millions):

	December 31,
	2003	2002
Trade Receivables:
Billed	$73.7	$137.6
Unbilled	5.6	11.2

	79.3	148.8
Allowance for doubtful accounts and discounts	(13.7)	(55.7)

	$65.6	$93.1

        The reduction in billed receivables and the allowance for doubtful accounts and discounts primarily related to the Company's resolution and final write-off of certain billed receivables during 2003 which were fully reserved in the allowance for doubtful accounts and discounts.

Note 7. Other Accrued Liabilities

        Other accrued liabilities consisted of the following (in millions):

	December 31,
	2003	2002
Restructuring	$32.5	$61.2
Accrued Sales/Use/Excise Taxes	18.6	18.3
Accrued Property Taxes	10.9	15.8
Other	38.9	57.5

	$100.9	$152.8

        Included in other accrued expenses at December 31, 2002 was a $10 million liability related to the CapRock securities litigation. As discussed in Note 21, McLeodUSA settled with the plaintiffs and made a payment of $11.0 million to the plaintiffs during the fourth quarter of 2003 and recorded a gain of $14.0 million related to the settlement. The gain reflects the difference between the proceeds from insurance providers, the $10.0 million liability previously recorded and the actual cash settlement.

Note 8. Debt

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

        Interest on the borrowings under the Credit Agreement is payable quarterly at LIBOR plus 3.5% to LIBOR plus 4.25% based on McLeodUSA's debt rating. At December 31, 2003, the weighted average interest rate was 4.7% on the Revolving Credit Facility and Tranche A Term Facility, and 5.4% on the Tranche B Term Facility.

Exit Facility Financing

        As provided for in the Third Amendment, McLeodUSA entered into the Exit Facility upon consummation of the Plan on April 16, 2002. The Exit Facility consists initially of a revolving credit facility of $110 million. In addition, McLeodUSA has the right to obtain additional commitments to increase the size of the Exit Facility up to $160 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the Credit Agreement. As of December 31, 2003, $40 million had been drawn on the Exit Facility. McLeodUSA has standby letters of credit outstanding of $8.9 million that further reduce its borrowing availability under the Exit Facility. During March 2004, McLeodUSA drew an additional $25 million on the Exit Facility.

        McLeodUSA is required to pay a commitment fee on the average daily unused balance of the Exit Facility at an annual rate ranging from 1/2% to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1/2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) LIBOR plus a margin ranging from 2.00% to 3.50%. At December 31, 2003, the interest rate on the Exit Facility was 4.7%.

        The Exit Facility credit agreement includes restrictions as to, among other things, additional indebtedness, the payment of cash dividends, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries. It also limits McLeodUSA's leverage ratio and requires minimum levels of access lines in service, interest coverage and consolidated revenue.

        As a result of slower than forecasted growth in telecommunications revenue, McLeodUSA sought and obtained amendments to the financial covenants of the Credit Agreement as well as the Exit Facility. The approved amendment includes adjustments to the leverage ratio and the minimum revenue covenants. The leverage ratio was amended to 13.0, 15.0, 13.5, 13.5, 11.0 and 8.5 starting in the third quarter of 2003 through the fourth quarter of 2004, respectively, and the minimum revenue covenant was amended to $850 million, $850 million, $875 million, $900 million and $950 million starting in the fourth quarter of 2003 through the fourth quarter of 2004, respectively. In addition, the amendment included a downward revision to the capital expenditure limits for 2003, 2004 and 2005 to $100 million, $100 million and $200 million respectively, excluding any carryover provisions, which were not amended. McLeodUSA paid approximately $5.3 million in fees in October to the lender group in connection with the approval of these amendments.

        As of December 31, 2003, the Company was in compliance with all financial and operating covenants under the Credit Agreement and the Exit Facility. The Company's ability to access the remaining unused portion of the Exit Facility requires compliance with certain restrictive covenants. Those covenants require increases in the Company's revenue and profitability over time. While the Company believes it will be successful in executing its strategy to profitably increase revenues, it may be required to obtain waivers or amendments to those covenants from its lender group if revenues or profitability do not increase as anticipated. The Company believes it has strong relationships with its lender group, but there can be no assurances that the Company could obtain any necessary waivers or amendments. Under certain circumstances the Company would be required to initiate more aggressive expense reductions or potentially seek alternative sources of funding.

        McLeodUSA's debt consisted of the following at (in millions):

	December 31,
	2003	2002
Revolving Credit Facility, variable rate due May 31, 2007	$150.0	$150.0
Revolving Exit Facility, variable rate due May 31, 2007	40.0	—
Tranche A Term Facility, variable rate due in various installments through May 31, 2007	173.6	182.8
Tranche B Term Facility, variable rate due in various installments through May 30, 2008	380.3	382.2
Capitalized leases payable, due in various installments, bearing interest at 7.6% to 8.9%, with final payment due in December 2004	0.5	4.9

	$744.4	$719.9
Less current maturities of long-term debt	27.1	15.0

	$717.3	$704.9

        Principal payments required on the outstanding debt at December 31, 2003 are as follows (in millions):

2004	$27.1
2005	49.5
2006	72.4
2007	411.9
2008	183.5
Later years	—

$744.4

Note 9. Fair value of financial instruments

        At December 31, 2003 and 2002, the financial instruments of McLeodUSA consist of cash and cash equivalents, receivables, current liabilities and debt. The carrying value of these financial instruments approximate their fair value at December 31, 2003 and 2002, respectively.

Note 10. Leases and Commitments

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

        The total minimum commitment at December 31, 2003 under such operating and capital leases is as follows (in millions):

	Capital Leases	Operating Leases
2004	$0.6	$86.9
2005	—	70.7
2006	—	47.2
2007	—	36.6
2008	—	26.7
Thereafter	—	49.3

	$0.6	$317.4
Less amount representing interest	0.1

Present value of net minimum lease payments	0.5
Less current portion of obligations under capital leases	0.5

Long-term obligations under capital leases	—

        The total rental expense included in the consolidated statements of operations for the year ended December 31, 2003 and for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002 is $26.8 million, $11.5 million and $21.6 million, respectively. Included in the commitments above are long-term service arrangements with telecommunication companies where McLeodUSA leases special access. These charges are not included in rent expense but are classified as cost of service in the consolidated statements of operations. McLeodUSA received sublease payments that reduced rent expense by $0.3 million in both 2003 and 2002. The minimum commitments above include sublease payments that McLeodUSA could be contingently liable for of $9.1 million.

        McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases. The guarantees total $27.6 million and expire over various periods through September 2016 which correspond with the termination of the lease agreement. The underlying contractual commitment of the subsidiaries is included in the minimum commitments table above. McLeodUSA also has standby letters of credit outstanding at December 31, 2003 of $10.8 million.

        McLeodUSA has indemnification obligations to its current and former Directors and Officers. The terms of the indemnification obligations provide for no limitation to the maximum potential future payments under such indemnifications. McLeodUSA maintains insurance, subject to limitations set forth in the policies, which is intended to cover the costs of claims made against its Directors and Officers.

        McLeodUSA entered into a multi-year agreement with AT&T Wireless for wholesale wireless services that requires a minimum purchase commitment of $24.0 million to be met by August 2006.

Note 11. Capital Stock

        The Plan provided for the distribution of a portion of Reorganized McLeodUSA Class A Common Stock to holders of Predecessor McLeodUSA Class A Common Stock. These holders were entitled to share, together with holders of certain securities claims, in the distribution of 54,775,663 shares of Reorganized McLeodUSA Class A Common Stock. On May 2, 2002, the Bankruptcy Court entered an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock pending resolution of the securities claims against McLeodUSA associated with the putative securities class action lawsuits. McLeodUSA then commenced the distribution of 36,775,663 shares of Reorganized McLeodUSA Class A Common Stock to record holders of Predecessor McLeodUSA Class A Common Stock as of April 5, 2002, the distribution record date under the Plan. Pursuant to the Plan, the 169,879 shares of Reorganized McLeodUSA Class A Common Stock which were unclaimed under the distribution were canceled effective April 16, 2003. Upon the final determination of the amount, if any, of allowed securities claims under the Plan, such holders of Predecessor McLeodUSA Class A Common Stock who received shares of McLeodUSA Common Stock may be entitled to additional distributions of Reorganized McLeodUSA Class A Common Stock from the 18,000,000 shares held in the disputed claims reserve. These shares are considered issued and outstanding for the purposes of determining net income (loss) per share. See Note 21 for further discussion.

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

Note 12. Change-of-Control Agreements

        McLeodUSA had previously entered into change-of-control agreements with certain executive employees, which provided for certain payments in connection with termination of employment after a change of control (as defined within the agreements) of McLeodUSA. A change in control occurred in connection with McLeodUSA's emergence from bankruptcy, and associated recapitalization, and McLeodUSA made certain payments during 2002, totaling approximately $2.4 million, required under the agreements.

        McLeodUSA currently has change of control agreements with certain of its executive employees, including its Chief Executive Officer, President and Chief Financial Officer. The change of control agreements for these officers provide for immediate vesting of their stock option grants upon a change of control. McLeodUSA's employment agreement with its Chief Executive Officer also provides for certain additional severance payments as defined in the agreement.

Note 13. Employee Benefit Plans

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

        McLeodUSA uses the intrinsic value method to account for stock-based awards to employees. McLeodUSA estimated the fair value of its stock-based awards to employees and non-employee directors using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of subjective assumptions, including stock price volatility. The following assumptions were used to value the stock based awards to employees in 2003 and 2002: no dividends, an average risk-free interest rate of 2.83% in 2003 and 4.64% in 2002, average price volatility of 104.2% in 2003 and 73% in 2002 and an expected weighted average life of 5 years.

        A summary of the options issued under Predecessor McLeodUSA stock option plans is as follows (in thousands):

Shares
Predecessor McLeodUSA:
Outstanding, January 1, 2002	105,314
Cancelled upon Effective Date of Plan	(105,314)

Outstanding April 16, 2002	—

        A summary of the Omnibus Plan for the period April 17, 2002 to December 31, 2002 and the year ended December 31, 2003 is as follows (in thousands):

	Shares	Weighted- Average Exercise Price
Reorganized McLeodUSA:
Outstanding April 17, 2002	—	—
Granted	49,234	1.11
Exercised	—	—
Forfeited	(1,642)	1.11

Outstanding, December 31, 2002	47,592	1.11
Granted	17,999	1.31
Exercised	—	—
Forfeited	(8,601)	1.12

Outstanding, December 31, 2003	56,990	1.17

        Other pertinent information related to the options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$1.11 to $1.21	48,034,778	8.7	$1.12	22,084,458	$1.11
$1.30 to $1.77	8,955,632	9.9	1.47	—	—

	56,990,410	8.9	$1.17	22,084,458	$1.11

        McLeodUSA has a contributory retirement plan (the "401(k) Plan") for its employees (including executive officers) age 21 and over with at least three months of service with McLeodUSA. The 401(k) Plan provides that each participant may contribute up to 50% (the limit was 15% for 2001 and prior years) of his or her salary (not to exceed the annual statutory limit). McLeodUSA may make matching contributions to each participant's account equal to 50% of the participant's contribution up to 2% of the participants annual compensation. In addition, McLeodUSA may make a discretionary annual match of up to another 50% of the participant's contribution up to 2% of the participant's annual compensation. Thus, the total matching contribution can be up to 4% of the participant's annual compensation. Employees are not permitted to purchase McLeodUSA common stock with their own contributions to the 401(k) Plan. No matching contributions or discretionary annual match were made for 2003 or 2002.

Note 14. Restructuring and Impairment Charges

        In the third quarter of 2001, McLeodUSA recorded a restructuring charge in connection with its revised strategy to focus primarily on providing voice and data services to small and medium-size businesses and residential customers within its 25-state footprint. McLeodUSA recorded restructuring reserves at that time to provide for involuntary employee separations, facilities consolidations and other contractual commitments related to the abandoned national network and software development projects. During 2002, McLeodUSA recorded a reduction of those reserves of $22.7 million due to lower than anticipated costs related to employee separations and facility closure costs as well as the negotiation of lower payments on contractual commitments. The reduction related to the exit of facilities reserved for at September 30, 2001 was partially offset by additional charges of $15.8 million, primarily for leased facilities that have been identified for termination and changes in assumptions based on current market information. Changes in the carrying amount of the restructuring liability for the years ended December 31, 2002 and 2003 are summarized as follows (in millions):

	Predecessor McLeodUSA
	Liability at January 1, 2002	Cash Payments Through April 16, 2002	Reserve Additions	Reserve Reductions	Remaining Liability April 16, 2002
Employee separations	$10.4	$3.3	$—	$1.2	$5.9
Facility closure costs	91.6	8.5	12.0	16.4	78.7
Other contractual commitments.	57.7	48.9	—	1.2	7.6

	$159.7	$60.7	$12.0	$18.8	$92.2

	Reorganized McLeodUSA
	Liability at April 17, 2002	Cash Payments Through December 31, 2002	Reserve Additions	Reserve Reductions	Remaining Liability December 31, 2002
Employee separations	$5.9	$5.3	$—	$—	$0.6
Facility closure costs	78.7	20.1	1.9	2.0	58.5
Other contractual commitments.	7.6	5.5	1.9	1.9	2.1

	$92.2	$30.9	$3.8	$3.9	$61.2

	Reorganized McLeodUSA
	Liability at January 1, 2003	Cash Payments Through December 31, 2003	Reserve Additions	Reserve Reductions	Remaining Liability December 31, 2003
Employee separations	$0.6	$0.9	$0.3	$—	$—
Facility closure costs	58.5	26.2	—	0.1	32.2
Other contractual commitments.	2.1	1.4	—	0.4	0.3

	$61.2	$28.5	$0.3	$0.5	$32.5

Note 15. Goodwill and Other Intangible Assets

        In accordance with SFAS 142, the goodwill resulting from the allocation of the reorganized equity value is not amortized but reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. SFAS 142 requires the identification of reporting units and the application of a two-step approach to assess goodwill impairment. In order to identify potential impairment, impairment tests of goodwill are performed by comparing the fair value of its reporting unit with its carrying amount, including goodwill. If the carrying amount of its reporting unit exceeds its fair value, the impairment loss is measured in the second step by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with its carrying amount. McLeodUSA defined reporting units during its transitional and annual goodwill impairment tests as an operating segment comprised of McLeodUSA's consolidated operations. In connection with our adoption of fresh start on April 17, 2002, McLeodUSA performed its transitional impairment tests on goodwill. McLeodUSA has performed the annual test as of July 1 during 2003 and established that as the date for its annual impairment test. The impairment tests did not yield any impairment in either year.

        Changes in the carrying amount of goodwill for the years ending December 31, 2002 and 2003 are summarized as follows (in millions):

Balance, January 1, 2002	$1,054.0
Adjustment for the sale of businesses	(110.1)
Fresh-start valuation adjustments	(706.1)

Balance, December 31, 2002	$237.8

Fresh-start valuation adjustments	7.3

Balance, December 31, 2003	$245.1

        Intangible assets with finite lives at December 31 are summarized as follows (in millions):

	Gross	Accumulated Amortization	Net
2002:
Deferred line installation costs	$163.2	$37.5	$125.7
Customer base	29.8	4.8	25.0

	$193.0	$42.3	$150.7

	Gross	Accumulated Amortization	Net
2003:
Deferred line installation costs	$127.7	$27.3	$100.4
Customer base	29.8	11.8	18.0
PrimeLine trademark	0.9	0.3	0.6

	$158.4	$39.4	$119.0

        In connection with our adoption of fresh-start reporting, independent appraisers valued the intangible assets. McLeodUSA's customer base was valued at $24.0 million with a remaining life of five years. Also included in the customer base is a customer contract, valued at $5.8 million, and assigned a remaining life of 33 months. The trademarks McLeodUSA and PrimeLine were assigned a value collectively of $83.8 million. The trademark McLeodUSA was determined to have an indefinite life. Impairment tests on the McLeodUSA trademark was performed as of July 1, 2003 using the relief from royalty method, and yielded no impairment. During 2003, the PrimeLine trademark was determined to have a finite useful life because it is no longer being actively marketed and is being amortized on an accelerated basis over three years.

        Annual estimated amortization expense for intangible assets for 2004 is $55 million, $52 million per year for 2005 through 2006, $49 million for 2007 and $47 million for 2008.

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

        Changes in the carrying amount of the asset retirement obligation for the year ended December 31, 2003 is summarized as follows (in millions):

Balance, April 17, 2002	$52.6
Interest accretion	2.3

Balance, December 31, 2002	$54.9
Interest accretion	3.4

Balance, December 31, 2003	$58.3

Note 17. Income Tax Matters

        Net deferred taxes consist of the following components:

	December 31,
	2003	2002
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$1,111.7	$830.0
Property and equipment	641.9	470.7
Accruals and reserves not currently deductible	57.9	91.0
Deferred revenues	8.5	8.9
Other investments	—	2.4
Other	3.0	7.4

	1,823.0	1,410.4
Less valuation allowance	(1,763.5)	(1,330.2)

	59.5	80.2

Deferred tax liabilities:
Intangibles and other assets	17.0	29.9
Deferred line installation cost	38.4	2.5
Other	4.1	47.8

	59.5	80.2

	$—	$—

        A valuation allowance has been recognized to offset the entire net deferred tax asset due to the uncertainty of realizing the benefit of the net deferred tax asset. McLeodUSA has available net operating loss carryforwards totaling approximately $2.8 billion that expire in various amounts in the years 2008 to 2022.

        During 2002, McLeodUSA adopted the Plan and emerged from bankruptcy. McLeodUSA realized substantial cancellation of debt, or "COD," income as a result of the implementation of the Plan. Because McLeodUSA was a debtor in a bankruptcy case at the time it realized the COD income, it was not required to include such COD income in its taxable income for federal income tax purposes. Instead, McLeodUSA was required to reduce certain of its tax attributes by the amount of COD income so excluded. As reflected in the summary of net deferred taxes, McLeodUSA believes that all of the parent company's net operating loss carryovers, or "NOLs," were eliminated and certain of its other tax attributes (including alternative minimum tax credit carryovers and the tax basis of certain property it owns) were reduced or eliminated, as a result of COD income being excluded pursuant to the Plan. Some of the tax attributes of McLeodUSA's subsidiaries would be reduced or eliminated if it is determined that such reductions must be applied on a consolidated group basis rather than on a separate company basis.

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

        A bankruptcy exception to the general Section 382 limitations may apply because McLeodUSA's historic stockholders and creditors holding "qualified indebtedness" (as defined for purposes of Section 382) prior to the implementation of the Plan own at least 50% of its stock (by vote and value) after its implementation. Under this exception, our ability to utilize pre-change NOLs would not be limited as described above, but the amount of our pre-change NOLs would be reduced by the amount of interest paid or accrued, during the current and immediately preceding three years, on the Notes in respect of which New Series A Preferred Stock was issued. The NOL adjustment for interest expenses would be made prior to the tax attribute reductions described above. Under this exception, if McLeodUSA incurs a second ownership change within two years of the change incurred as a result of the Plan, it would be unable to use any of its pre-change NOLs. McLeodUSA believes it qualifies for the bankruptcy exception.

        The income tax rate differs from the U.S. Federal income tax rate due to the following:

	2003	2002
Expected tax rate	35%	35%
Percent increase (decrease) in income taxes resulting from:
Discharge of indebtedness not requiring deferred taxes	—	(139)
Fresh-start accounting	—	33
Change in valuation allowance	(35)	62
Other	—	9

	—%	—%

Note 18. Related Party Transactions

        McLeodUSA has entered into agreements with a stockholder that give certain rights-of-way to McLeodUSA for the construction of its telecommunications network in exchange for capacity on the network.

        McLeodUSA provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA or are affiliates. Revenues from services provided totaled $1.2 million and $2.7 million for the years ended December 31, 2003 and 2002, respectively. Services purchased during 2003, primarily professional services and rent, totaled $6.3 million. Services purchased during 2002, primarily rent, professional services and database verification services, totaled $31.1 million. In addition, McLeodUSA paid Forstmann Little $0.2 million and $0.9 million in 2003 and 2002, respectively, for expenses incurred by Forstmann Little on behalf of the Company.

        In June 2002, XO Communications, Inc. ("XO") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York (the "Bankruptcy Court"). In November 2002, XO's plan of reorganization was confirmed and in January 2003 it emerged from Bankruptcy Court proceedings pursuant to the terms of its plan. During 2002, Forstmann Little & Co. had a significant equity interest in XO. Upon its emergence from bankruptcy in January 2003, Forstmann Little & Co. no longer had an equity interest in XO. XO purchased interconnection and facilities based telecommunications services from McLeodUSA. Services provided to XO totaled $0.7 million for 2002. McLeodUSA purchased telecommunications services from XO during 2002 for $0.6 million.

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

Note 19. Quarterly Data—(Unaudited)

        The following table includes summarized quarterly financial data for the years ended December 31, 2003 and 2002 (in millions, except per share data):

	Reorganized McLeodUSA
2003:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$225.9	$222.6	$211.0	$209.5
Operating loss	(75.4)	(64.1)	(73.0)	(69.9)
Net loss	(84.1)	(72.8)	(82.2)	(56.6)
Net loss applicable to common shares	(85.3)	(74.0)	(83.4)	(57.6)
Loss per common share	(0.31)	(0.27)	(0.30)	(0.20)
	Predecessor McLeodUSA		Reorganized McLeodUSA
2002:	First Quarter	April 1 to April 16, 2002	April 17 to June 30, 2002	Third Quarter	Fourth Quarter
Revenues	$264.1	$47.3	$207.2	$243.5	$230.0
Operating loss	(172.5)	(1,552.5)	(51.2)	(65.4)	(71.2)
(Loss) income from continuing operations	(200.9)	817.5	(58.3)	(77.6)	(83.2)
Net (loss) income	(186.4)	970.1	(45.3)	(67.4)	(88.7)
Net (loss) income applicable to common shares	(191.2)	970.1	(46.4)	(68.6)	(89.9)
Income (loss) per common share applicable to discontinued operations	0.02	0.25	0.05	0.04	(0.02)
(Loss) income per common share	(0.31)	1.55	(0.17)	(0.25)	(0.33)

Note 20. Effects of New Accounting Standards

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses accounting for variable interest entities ("VIE"), defined as a separate legal structure that either 1) has equity investors who lack the essential characteristics of controlling financial interest, or 2) has equity investors that do not provide sufficient financial resources for the entity to support its own activities. FIN No. 46 requires that a VIE be consolidated by a company if that company is entitled to a majority of the VIE's residual returns or is subject to a majority of its expected losses, and also requires disclosures concerning VIEs that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB revised and re-released FIN 46 as "FIN 46(R)." The provisions of FIN 46(R) are effective for periods ending after March 15, 2004. FIN 46 and FIN 46(R) did not have any impact on McLeodUSA.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for McLeodUSA beginning with the third quarter of 2003. The adoption of SFAS 150 did not have an impact on the consolidated financial statements of McLeodUSA.

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

        In November 2002, the FASB issued FIN No. 45 Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. McLeodUSA adopted the disclosure provisions of FIN 45 at December 31, 2002. The adoption of FIN 45 did not have an impact to the financial position of McLeodUSA.

Note 21. Litigation

        On December 7, 2000, McLeodUSA acquired CapRock Communications Corp. ("CapRock") pursuant to an Agreement and Plan of Merger, dated October 2, 2000, in exchange for approximately 15.0 million shares of Class A Common Stock. Several class action complaints were filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of CapRock common stock during the period April 28, 2000 through July 6, 2000. The lawsuits principally alleged that, prior to its merger with McLeodUSA, CapRock made material misstatements or omissions of fact in violation of Section 10(b) of the Securities Exchange Act. Consolidated with these claims were allegations that CapRock's June 2000 registration statement for a public offering of common stock contained materially false and misleading statements and omitted certain material information about CapRock in violation of Section 11 of the Securities Act. The named defendants in these lawsuits included CapRock and certain of its officers and directors. On September 22, 2003, the parties executed a Stipulation of Settlement by which the parties agreed to settle the action for a cash payment of $11 million which would be covered by a combination of insurance and a rebate of previously paid insurance premiums. Final court approval was granted on November 20, 2003. McLeodUSA recorded a $14.0 million gain related to the settlement resulting from the difference between the proceeds from insurance, $10.0 million previously accrued and the actual cash settlement.

        Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation,

Civil Action No. C02-0001 (N.D. Iowa) (the "Iowa Class Action"). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action. A magistrate judge has issued a recommended ruling denying the motion to dismiss. In response to the magistrate judge's ruling, the Individual Defendants filed objections, which now have been fully briefed. The recommended ruling and the Individual Defendants' objections are now awaiting final disposition by the district judge. One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorneys' fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and, together with the Iowa Class Action, the "Securities Claims"). As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

        McLeodUSA has indemnification obligations running to the Individual Defendants, the terms of which provide for no limitation to the maximum potential future payments under such indemnifications. McLeodUSA is unable to develop an estimate of the maximum potential amount of future payments under the indemnifications due to the inherent uncertainties involved in such litigation. McLeodUSA maintains insurance, subject to limitations set forth in the policies, which is intended to cover the costs of claims made against its current and former Directors and Officers.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs. McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint and before the FCC to reduce regulatory oversight and regulation over rates, network access and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs' actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.

        The FCC released its Triennial Review Order in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia. On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action. The Court of Appeals ruled that the FCC's delegation of final impairment decisions to state agencies was unlawful. The Court also reversed the FCC's nationwide finding of presumptive impairment for mass market switches, and dedicated transport and loops. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to unbundle loops made up of a combination of copper and fiber or to provide CLECs access to new loops. The Court also upheld the FCC's findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to determine whether DS-0 switch ports should remain available as unbundled network elements are being suspended in some states and continued in other states. The FCC has been given 60 days (or until a petition for a rehearing is denied) to implement new unbundling rules, after which those parts of the FCC's TRO that are inconsistent with the Court of Appeals' decision would be set aside. Certain parties have already announced plans to seek a stay and appeal the Court of Appeals order to the United States Supreme Court. There can be no assurance that our businesses will not be adversely affected by the TRO, continued legal challenges to the TRO, new legislation passed in response to the TRO or any court decisions that result from continued legal challenge to the TRO or current regulations.

        On September 10, 2003, the FCC issued a Notice of Proposed Rulemaking ("NPRM") on TELRIC. This is a proceeding to review the TELRIC methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2004.

        The FCC issued on March 10, 2004 its NPRM on "IP-enabled communications," which includes VoIP. The NPRM asks broad questions regarding the regulatory classifications of various "IP-enabled" services, including different VoIP services; the access charge and other intercarrier compensation implications; the universal service implications; and the other social policy implications such as law enforcement, disability and emergency 911 service issues and suggests, as a general proposition, the economic regulation of various IP-enabled services should be kept to a minimum.

        Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations which could have a material adverse effect on our business, results of operations and financial condition. Several state utility commissions have reviewed or are actively reviewing the propriety of certain agreements we entered into with Qwest, including Washington, Arizona, and Colorado, and these proceedings may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND
FOR THE YEAR ENDED DECEMBER 31, 2001

        In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including its directory publishing business and Illinois Consolidated Telephone Company and associated businesses. In accordance with generally accepted accounting principles in the United States, McLeodUSA is required to present its financial statements for the year ended December 31, 2001, reflecting these businesses as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. McLeodUSA's former auditors, Arthur Andersen LLP ("Arthur Andersen") audited McLeodUSA's financial statements for the year ended December 31, 2001. Since Arthur Andersen is no longer able to perform audits of publicly traded companies, the following unaudited consolidated financial statements are being provided to reflect divested businesses as discontinued operations in accordance with SFAS 144 as of and for the year ended December 31, 2001.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions)

December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$137.1
Investment in available-for-sale securities	4.5
Trade receivables, net	150.8
Prepaid expenses and other	29.6
Assets held for sale	781.2

TOTAL CURRENT ASSETS	1,103.2
Property and equipment
Land and buildings	59.5
Communications networks	1,645.8
Furniture, fixtures and equipment	366.5
Networks in progress	866.6

2,938.4
Less accumulated depreciation	479.4

2,459.0

Investments, Intangibles and Other Assets
Goodwill, net	949.4
Other intangibles, net	158.5
Other	85.0

1,192.9

TOTAL ASSETS	$4,755.1

The accompanying notes are an integral part of these unaudited consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions, except shares)

December 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$15.7
Long-term debt classified as current	2,978.9
Accounts payable	81.5
Accrued payroll and payroll related expenses	23.1
Other accrued liabilities	360.3
Deferred revenue, current portion	13.2
Liabilities related to discontinued operations	130.3

TOTAL CURRENT LIABILITIES	3,603.0
Long-term debt, less current maturities	945.4
Deferred revenue, less current portion	16.4
Other long-term liabilities	7.1

4,572.0

Redeemable convertible preferred stock
Preferred, Series D, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2001 275,000	110.4
Preferred, Series E, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2001 125,000	45.7

156.1

Stockholders' Equity
Capital Stock:
Preferred, Series A, $.01 par value; authorized and issued 1,149,400; outstanding 1,149,375 shares	—
Common, Class A, $.01 par value; authorized 2,000,000,000 shares; issued and outstanding 2001 627,739,907	6.3
Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares; issued and outstanding none	—
Additional paid-in capital	3,843.4
Accumulated deficit	(3,821.6)
Accumulated other comprehensive income	(1.1)

27.0

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$4,755.1

The accompanying notes are an integral part of these unaudited consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In millions, except per share data)

Year Ended December 31, 2001
Revenues	$1,276.4

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	845.7
Selling, general and administrative	470.3
Depreciation and amortization	538.2
Restructuring, asset impairment and other charges	2,942.1

Total operating expenses	4,796.3

Operating loss	(3,519.9)

Nonoperating income (expense):
Interest income	10.1
Interest expense, net of amounts capitalized	(251.3)
Other income	109.8

Total nonoperating expense	(131.4)

Loss from continuing operations	(3,651.3)
Discontinued operations:
Income from discontinued operations	51.5

Net loss	(3,599.8)
Gain on exchange of preferred stock	851.2
Preferred stock dividend	(45.9)

Net loss applicable to common shares	(2,794.5)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(4.59)
Discontinued operations	0.08

Loss per common share	$(4.51)

Weighted average common shares outstanding	620.3

Other comprehensive losses, net of tax:
Unrealized holding losses arising during the period	$(4.6)
Less: reclassification adjustment for gains included in net income	(23.9)

Total other comprehensive loss	(28.5)

Comprehensive loss	$(3,628.3)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In millions, except shares)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2001	$6.1	$—	$3,749.7	$(1,027.1)	$27.4	$2,756.1
Net loss	—	—	—	(2,794.5)	—	(2,794.5)
Issuance of 8,600,897 shares of Class A common stock related to the exercise of stock options	0.1	—	28.6	—	—	28.7
Issuance of 3,395,695 shares of Class A common stock in connection with the Intelispan acquisition	0.1	—	37.7	—	—	37.8
Issuance of 1,657,125 shares of Class A common stock to participants in the 401(k) profit-sharing plan	—	—	3.8	—	—	3.8
Issuance of 1,272,591 shares of Class A common stock to participants in the Employee Stock Purchase Plan	—	—	5.1	—	—	5.1
Amortization of compensation expense related to stock options	—	—	3.9	—	—	3.9
Issuance of 3,216,954 shares of Class A common stock to Series A preferred stockholders	—	—	14.6	—	—	14.6
Other comprehensive loss	—	—	—	—	(28.5)	(28.5)

Balance, December 31, 2001	$6.3	$—	$3,843.4	$(3,821.6)	$(1.1)	$27.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

Year Ended December 31, 2001
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,651.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339.4
Amortization	198.8
Accretion of interest on senior discount notes	48.7
Gain on sale of assets	(114.5)
Restructuring, asset impairment and other charges	2,926.8
Changes in assets and liabilities, net of acquisitions and dispositions:
Trade receivables	21.0
Inventory	8.8
Deferred expenses	(0.6)
Prepaid expenses and other	10.1
Accounts payable and accrued expenses	(311.4)
Deferred revenue	(14.2)
Customer deposits	(22.6)
Cash provided by discontinued operations	96.6

Net cash used in operating activities	(464.4)

Cash Flows from Investing Activities
Purchases of property and equipment	(631.2)
Other assets	(66.3)
Available for sale securities:
Purchases	(69.6)
Sales	129.4
Proceeds from the sale of assets	138.8
Other	0.4
Cash used in discontinued operations	(53.7)

Net cash used in by investing activities	(552.2)

Cash Flows from Financing Activities
Net proceeds from long-term debt	1,159.3
Payments on long-term debt	(7.2)
Net proceeds from issuance of common stock	33.7
Payments of preferred stock dividends	(26.3)
Cash used in discontinued operations	(11.2)

Net cash provided by financing activities	1,148.3

Net increase in cash and cash equivalents	131.7
Cash and cash equivalents
Beginning	5.4

Ending	$137.1

Supplemental Disclosure of Cash Flow Information
Cash payment of interest	$255.3

Supplemental Schedule of Noncash Investing and Financing Activities
Capital leases incurred for the acquisition of property and equipment	$9.8

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

        For the year ended December 31, 2001, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the consolidated balance sheet. See Note 2 for further discussion of discontinued operations.

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

        McLeodUSA implemented, upon the effective date of the Plan, fresh start reporting under the provisions of Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). The provisions of fresh start reporting required McLeodUSA to revalue its assets and liabilities during 2002 to fair value, re-establish stockholders' equity using the reorganization value established in connection with the Plan, and record the applicable reorganization value in excess of amounts allocable to identified assets. The adoption of SOP 90-7 and fresh start reporting (including the effect of the sale Pubco) had a material effect on McLeodUSA's financial statements. No adjustments have been made in the financial statements as of and for the year ended December 31, 2001, to reflect the provisions of SOP 90-7. As a result, these financials statements are not comparable with financial statements for periods following April 16, 2002, the effective date of the Plan.

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

        Property and equipment:    Property and equipment is stated at cost. Network in progress includes construction costs, internal labor, overhead and interest capitalized during the construction and installation of fiber optic telecommunications networks as well as new and reusable parts to maintain those fiber optic networks. These costs are considered in progress until the networks become operational at which time the costs are reclassified as telecommunications network assets. Interest is also capitalized as part of the development of McLeodUSA's software.

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

        Stock options issued to employees:    McLeodUSA follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation("SFAS 123"), which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. As permitted under SFAS 123, McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but is required to make pro forma disclosures in the footnotes to the financial statements as if the measurement provision of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123, had been adopted. Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. The market value used for stock options granted is based upon the closing price of the Class A common stock on the day before the grant date. The following table illustrates the effect on net income and earnings per share if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

Year ended December 31, 2001
Net loss applicable to common shares, as reported	$(2,794.5)
Add: Stock-based compensation expense included in reported net income	0.5
Less: total stock-based employee compensation expense determined under fair value based methods awards	(212.5)

Pro forma net loss applicable to common shares	$(3,006.5)

Loss per share:
Basic and diluted, as reported	$(4.51)

Basic and diluted, pro forma	$(4.85)

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

        Reclassifications:    Certain items in the 2001 consolidated financial statements have been reclassified to be consistent with the presentation in the 2002 and 2003 consolidated financial statements.

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

        For the year ended December 31, 2001, the operating results of the businesses listed above have been reported as discontinued operations in the consolidated financial statements in accordance with SFAS 144. At December 31, 2002, all of the businesses have been sold (see Note 19 for further discussion of asset dispositions).

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

        For the year ended December 31, 2001, the amount of revenue and net income attributable to the discontinued operations and the assets held for sale were as follows (in millions):

Revenues:
IBS	$41.8
CapRock Services	30.8
Pubco	298.4
DTG	36.2
Greene County	7.5
ICTC	119.7

$534.4

Net Income (loss):
IBS	$(2.9)
CapRock Services	3.1
Pubco	21.4
DTG	(8.7)
Greene County	0.2
ICTC	38.4

$51.5

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

        McLeodUSA's debt consisted of the following at December 31, 2001 (in millions):

Revolving Credit Facility, variable rate due May 31, 2007	$150.0
Tranche A Term Facility, variable rate due in various installments through May 31, 2007	275.0
Tranche B Term Facility, variable rate due in various installments through May 30, 2008	575.0
10 1/2% Senior Discount Notes due March 1, 2007(A)	491.7
9 1/4% Senior Notes due July 15, 2007(A)	225.0
8 3/8% Senior Notes due March 15, 2008(A)	300.0
9 1/2% Senior Notes due November 1, 2008(A)	300.0
8 1/8% Senior Notes due February 15, 2009(A)	500.0
11 1/2% Senior Notes due May 1, 2009(A)	203.2
12% Senior Notes due July 15, 2008(A)	149.0
11 3/8% Senior Notes due January 1, 2009(A)	750.0
Capitalized Lease payable, due in various installments payments, bearing interest at 3.90% to 11.5%, with final payment due in December 2004	21.1
Other long-term borrowings, due in various installments, bearing interest at rates ranging from 0% to 9.0% through December 2004	0.1

3,940.1

Less current maturities of long-term debt	15.7
Less long-term debt classified as current	2,978.9

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

        The total minimum commitment at December 31, 2001 under the operating and capital leases is as follows (in millions):

	Capital Leases	Operating Leases
2002	$17.1	$52.4
2003	4.5	48.2
2004	0.5	43.9
2005	—	38.4
2006	—	34.2
Thereafter	—	97.7

	$22.1	$314.8
	1.0

Present value of net minimum lease payments	21.1
Less current portion of obligations under capital leases	15.6

Long-term obligations under capital leases	$5.5

        The total rental expense included in the consolidated statement of operations for 2001 was approximately $159.8 million, which also includes short-term rentals for office facilities.

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

        The income tax rate differs from the U.S. Federal income tax rate for 2001 due to the following:

Expected tax (benefit) rate	(35)%
Percent increase (decrease) in income taxes resulting from:
Change in valuation allowance	34
Goodwill amortization for stock purchases	1

—

Note 9. Stock-based Compensation Plans

        At December 31, 2001, McLeodUSA had various stock-based compensation plans which are described below. Upon the effective date of the Plan, April 16, 2002, all options under the stock option plans described below were cancelled and the plans were terminated. Grants under McLeodUSA's stock option plans are accounted for in accordance with APB 25 and related Interpretations. McLeodUSA granted a total of 9,922,128 stock options in January and February 1996 at an exercise price of $0.445 per share. The estimated aggregate fair market value of these options at the date of grant was later determined to exceed the aggregate exercise price by approximately $9,190,000. Additionally, in September 1997, McLeodUSA granted a total of 8,813,670 stock options at an exercise price of $4.08 per share. The aggregate fair market value of these options at the date of grant exceeded the aggregate exercise price by approximately $15,790,000. As a result, McLeodUSA was amortizing these amounts over the four-year vesting period of the options. Compensation cost of $488,000 has been charged to net income for the year ended December 31, 2001, using the intrinsic value based method as prescribed by APB 25.

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

        The fair value of each grant under McLeodUSA's stock option plans was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001: no expected dividends, risk-free interest rate of 4.8%; price volatility of 189.04% and expected lives of 4 years.

        Employee Stock Purchase Plan:    Under the Employee Stock Purchase Plan, employees were able purchase up to an aggregate of 6,000,000 shares of Class A common stock through payroll deductions. Employees of McLeodUSA employed more than 90 days and who were regularly scheduled to work more than 20 hours per week were eligible to participate in the plan, provided that they owned less than five percent of the total combined voting power of all classes of stock of McLeodUSA. The purchase price for each share was determined by the Compensation Committee, but could not be less than 85% of the closing price of the Class A common stock on the first or last trading day of the applicable purchase period, whichever was lower. No employee was able to purchase in any calendar year Class A common stock having an aggregate fair value in excess of $25,000 as determined by the closing price of the Class A common stock on the first trading day of the relevant purchase period or periods. McLeodUSA implemented this plan effective February 1, 1997. Under the plan, McLeodUSA sold 1,303,033 shares of Class A common stock in 2001. The fair value of the employees' purchase rights was calculated for disclosure purposes using the Black-Scholes model with the following assumptions: an expected life of 6 months in 2001; a risk-free interest rate of 4.8%; expected volatility of 189.04% in 2001; and no expected dividends. The weighted average fair value of each purchase right granted in 2001 was $12.71. This plan was terminated on January 19, 2002.

        A summary of the status of McLeodUSA's stock option plans as of and for the year ended December 31, 2001 is as follows (in thousands, except price data):

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2001	126,901	10.08
Granted	18,347	5.88
Exercised	(6,793)	4.14
Forfeited	(33,141)	13.52

Outstanding at December 31, 2001	105,314

Exercisable, end of year	44,360

Weighted-average fair value per option of options granted during the year	$5.73

        Other pertinent information related to the options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.13 to $0.70	3,868,817	2.1	$0.40	3,169,370	$0.41
$0.71 to $2.96	10,120,769	6.2	2.52	5,084,270	2.84
$3.10 to $4.96	20,603,637	6.5	4.27	13,195,833	4.31
$5.02 to $7.50	33,291,224	7.8	6.19	9,434,305	6.11
$7.51 to $11.25	12,813,018	7.5	8.21	6,393,964	8.22
$11.26 to $16.87	6,047,772	8.2	13.93	2,300,217	13.94
$17.25 to $17.54	8,482,135	5.7	17.52	1,534,157	17.52
$17.55 to $20.46	7,486,974	8.2	20.44	2,046,828	20.39
$20.47 to $30.70	1,797,225	8.1	22.20	530,863	22.34
$30.71 to $124.48	802,656	7.8	62.65	669,792	62.76

	105,314,227	7.0	$8.57	44,359,599	$7.61

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

The dividend will continue to accumulate at the rate of 6.75% annually. As of December 31, 2001, cumulative unpaid dividends totaled approximately $7.3 million. The Series A Preferred Stock was be cancelled on the effective date of the Plan.

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

        The change in benefit obligations and the change in plan assets and the components of net periodic benefit costs and the weighted-average assumptions for 2001 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Change in benefit obligations
Benefit obligation at beginning of year	$42.5	$5.6
Service cost	0.8	0.1
Interest cost	3.2	0.4
Benefits paid	(3.2)	(0.2)
Actuarial losses (gains)	4.1	1.8

Benefit obligation at end of year	$47.4	$7.7

Change in plan assets
Fair value of plan assets at beginning of year	$54.0	$—
Actual return on plan assets	—	—
Employer contributions	—	0.2
Benefits paid	(3.2)	(0.2)

Fair value of plan assets at end of year	$50.8	$—

Funded status	$3.4	$(7.7)
Unrecognized net actuarial gain	(8.2)	(1.0)
Unrecognized prior service cost	3.0	(1.7)
Unrecognized transition (asset) or obligation	—	3.2

Accrued benefit cost	$(1.8)	$(7.2)

	Pension Benefits	Postretirement Benefits
Components of net periodic benefit costs
Service cost	$0.7	$0.1
Interest cost	3.2	0.4
Expected return on plan assets	(4.2)	—
Amortization of prior service cost	0.5	(0.2)
Amortization of transitional obligation	—	0.4
Recognized actuarial gain	(0.7)	(0.2)

Net periodic benefit cost	$(0.5)	$0.5

Weighted-average assumption as of December 31
Discount rate	7.0%	7.0%
Expected return on plan assets	8.0%	—
Rate of compensation increase	5.0%	5.0%

        The postretirement benefit obligation is calculated assuming that health-care costs increased by 7.5% in 2001 and 12%, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 6% in 2008 and subsequent years. The health-care cost trend rate can have a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. A one-percentage point increase each year in the health-care trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost components in 2001	$0.04	$(0.04)
Effect on year-end 2001 postretirement benefit obligations	$0.60	$(0.50)

        The weighted average discount rate used in determining the benefit obligation was 7.0% in 2001.

        McLeodUSA also has a 401(k) profit-sharing plan available to eligible employees. McLeodUSA contributed McLeodUSA stock valued at approximately $3.8 million, for the year ended December 31, 2001.

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

        The following table summarizes the purchase price allocations for McLeodUSA's business acquisitions (in millions):

Transaction Year:	2001
Cash purchase price	$21.8
Acquisition costs	0.9
Option agreements	—
Promissory notes	4.8
Stock issued	37.8

$65.3

Working capital acquired, net	$(0.7)
Fair value of other assets acquired	4.0
Goodwill and other intangibles	62.0
Liabilities assumed	—

$65.3

        These acquisitions have been accounted for under the purchase method and the results of operations are included in the consolidated financial statements since the dates of acquisition.

        The following is the unaudited consolidated results of operations for the year ended December 31, 2001 on a pro forma basis as though the above entities had been acquired as of the beginning of the respective periods is as follows (in millions except per share data):

Revenue	$1,280.4
Net loss applicable to common shares	(2,803.2)
Loss per common share	(4.50)

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

        McLeodUSA provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA or are affiliates. Revenues from services provided totaled $4.5 million and services purchased, primarily rent, professional services and database verification services, totaled $17.7 million for the year ended December 31, 2001.

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

Note 15. Quarterly Data

        The following tables include summarized quarterly financial data for the year ended December 31, 2001 (in millions except per share data):

	Quarters
	First	Second	Third	Fourth
Revenue	$304.2	$331.9	$319.3	$321.0
Operating loss	(126.8)	(171.4)	(3,091.6)	(130.1)
Loss from continuing operations	(179.6)	(146.4)	(3,121.0)	(204.3)
Net loss	(173.1)	(131.7)	(3,108.4)	(186.6)
Loss applicable to common shares	(186.7)	(145.3)	(2,262.0)	(200.5)
Income per common share applicable to discontinued operations	$0.01	$0.02	$0.02	$0.03
Loss per common share	$(0.30)	$(0.24)	$(3.62)	$(0.32)

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

        Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), and Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (E.D. Iowa) (the "Iowa Class Action). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action. McLeodUSA has indemnification obligations running to the Individual Defendants. One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorney's fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and, together with the Iowa Class Action, the "Securities Claims"). As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

        On January 31, 2002, McLeodUSA Incorporated filed a coluntary petition in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 11 of the United States Bankruptcy Code, Case No. 02-10288 (Delaware Bankruptcy). The Plan was confirmed by the Bankruptcy Court on April 5, 2002 and became effective on April 16, 2002. Information relating to the bankruptcy proceedings was previously reported by McLeodUSA on its Current Report on Form 8-K filed on February 14, 2002 and on its Current Report on Form 8-K filed on April 22, 2002.

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

Accounting for Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Early implementation is not allowed. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles with indefinite lives will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. McLeodUSA adopted SFAS 142 during 2002 and performed the transitional impairment tests on goodwill in connection with fresh start accounting. Had SFAS 142 been adopted January 1, 2001, it would have had the following effect on net loss (in millions):

Reported net income	$(2,794.5)
Add back: Goodwill	145.2
Add back: Trademark	1.0

Adjusted net loss	$(2,648.3)

Adjusted basic & diluted loss per common share	$(4.27)

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

Note 19: Subsequent Events

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

Asset dispositions

        The following non-core assets were sold during 2002:

        Splitrock:    On January 24, 2002, McLeodUSA completed the sale of certain of its internet/data assets (formerly part of Splitrock Services, Inc.) and wholesale dial-up Internet Service Provider ("ISP") customer base to Level 3 Communications, LLC ("Level 3") for approximately $50 million in cash and the assumption of certain operating liabilities. Under the terms of the agreement, Level 3 purchased approximately 350 POPS (points of presence) across the United States, the related facilities, equipment and underlying circuits, plus the wholesale ISP customer base. The transaction excluded fiber optic cable obtained under the existing IRU Agreement with Level 3 acquired by McLeodUSA in the acquisition of Splitrock. The parties also entered into operating agreements enabling McLeodUSA to continue providing service and support to customers in its 25-state footprint. The ISP customer base generated approximately $64 million in revenues during 2001. Splitrock did not qualify as a discontinued operation in accordance with SFAS 144.

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

MCLEODUSA INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Predecessor McLeodUSA:
For the period January 1 to April 16, 2002:
Allowance for doubtful accounts and discounts	$53,747,000	$6,256,000	$—	$13,183,000	$46,820,000
Valuation reserve on deferred tax assets	1,972,792,000	392,800,000	—	809,477,000	1,556,115,000

	$2,026,539,000	$399,056,000	$—	$822,660,000	$1,602,935,000

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Reorganized McLeodUSA:
For the period April 17 to December 31, 2002:
Allowance for doubtful accounts and discounts	$46,820,000	$19,089,000	$—	$10,171,000	$55,738,000
Valuation reserve on deferred tax assets	1,556,115,000	22,800,000	—	248,700,000	1,330,215,000

	$1,602,935,000	$41,889,000	$—	$258,871,000	$1,385,953,000

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Reorganized McLeodUSA:
For the year ended December 31, 2003:
Allowance for doubtful accounts and discounts	$55,738,000	$6,562,000	$—	$48,637,000	$13,663,000
Valuation reserve on deferred tax assets	1,330,215,000	122,205,000	311,080,000	—	1,763,500,000

	$1,385,953,000	$128,767,000	$311,080,000	$48,637,000	$1,777,163,000

S-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
Information Regarding Forward-Looking Statements
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR MCLEODUSA COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
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
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
McLEODUSA INCORPORATED AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In millions, except per share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In millions)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
McLEODUSA INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Statement of Cash Flows (Unaudited)
McLEODUSA INCORPORATED AND SUBSIDIARIES UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND FOR THE YEAR ENDED DECEMBER 31, 2001
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (UNAUDITED) (In millions)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (UNAUDITED) (In millions, except shares)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED) (In millions, except per share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In millions, except shares)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions)
McLEODUSA INCORPORATED AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MCLEODUSA INCORPORATED SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS