Form 10-K/A
period 2002-12-31
MCLEODUSA INC
filed 2004-04-30
CIK 919943

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

        Based on discussions with SEC staff, the Company is reissuing as Exhibits 31.1 and 31.2 hereto the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Certifications") included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 10, 2003 (the "Annual Report") to remove explanatory information provided in numbered paragraph 7. This explanatory information was also provided in the text of the Annual Report and remains therein. The Company's Chief Executive Officer and Chief Financial Officer have also reconfirmed their certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with this amendment. Accordingly, the Company has also included an amended exhibit list with this amendment. Except as provided herein, all other information contained in the Annual Report remains unchanged.

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
10.25	Employment Letter Agreement between McLeodUSA and Shawn Vick, dated July 8, 2002 (Filed as Exhibit 10.3 to the November 2002 Form 10-Q and incorporated herein by reference).
10.26	Employment Letter Agreement between McLeodUSA and Andreas Papanicolaou dated July 20, 2002 (Filed as Exhibit 10.4 to the November 2002 Form 10-Q and incorporated herein by reference).
21.1	Subsidiaries of McLeodUSA Incorporated (Filed as Exhibit 21.1 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MCLEODUSA INCORPORATED
April 30, 2004	By	/s/ CHRIS A. DAVIS Chris A. Davis Chairman and Chief Executive Officer

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

(In millions)

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

	Reorganized McLeodUSA April 17 to December 31, 2002	Predecessor McLeodUSA January 1 to April 16, 2002
Net (loss) income applicable to common shares, as reported	$(204.9)	$778.9
Less: total stock-based employee compensation expense determined under fair value based methods	(13.1)	—

Pro forma net (loss) income applicable to common shares	$(218.0)	$778.9

(Loss) earnings per share:
Basic and diluted, as reported	$(0.74)	$1.24

Basic and diluted, pro forma	$(0.79)	$1.24

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

Note 17.    Income Tax Matters

        Net deferred taxes consist of the following components as of December 31, 2002:

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

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In millions, except shares)

December 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$15.7
Long-term debt classified as current	2,978.9
Accounts payable	81.5
Accrued payroll and payroll related expenses	23.1
Other accrued liabilities	360.3
Deferred revenue, current portion	13.2
Liabilities related to discontinued operations	130.3

TOTAL CURRENT LIABILITIES	3,603.0
Long-term debt, less current maturities	945.5
Deferred revenue, less current portion	16.4
Other long-term liabilities	7.1

4,572.0

Redeemable convertible preferred stock
Preferred, Series D, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2001 275,000	110.4
Preferred, Series E, redeemable, convertible, $.01 par value, authorized, issued and outstanding 2001 125,000	45.7

156.1

Stockholders' Equity
Capital Stock:
Preferred, Series A, $.01 par value; authorized and issued 1,149,400; outstanding 1,149,375 shares	—
Common, Class A, $.01 par value; authorized 2,000,000,000 shares; issued and outstanding 2001 627,739,907	6.3
Common, Class B, convertible, $.01 par value; authorized 22,000,000 shares; issued and outstanding none	—
Additional paid-in capital	3,843.4
Accumulated deficit	(3,821.6)
Accumulated other comprehensive income	(1.1)

27.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,755.1

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

	Year ended December 31, 2001	Year ended December 31, 2000
Net loss applicable to common shares, as reported	$(2,794.5)	$(531.7)
Less: total stock-based employee compensation expense determined under fair value based methods awards	(212.5)	(212.7)

Pro forma net loss applicable to common shares	$(3,007.0)	$(744.4)

Loss per share:
Basic and diluted, as reported	$(4.51)	$(0.95)

Basic and diluted, pro forma	$(4.85)	$(1.33)

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