Form 10-Q/A
period 2003-03-31
MCLEODUSA INC
filed 2004-04-30
CIK 919943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Based on discussions with SEC staff, the Company is reissuing as Exhibits 31.1 and 31.2 hereto the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”) included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 (the “Quarterly Report”) to remove explanatory information provided in numbered paragraph 7.  This explanatory information was also provided in the text of the Quarterly Report and remains therein.  The Company’s Chief Executive Officer and Chief Financial Officer have also reconfirmed their certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with this amendment.  Accordingly, the Company has also included an amended exhibit list with this amendment.  Except as provided herein, all other information contained in the Quarterly Report remains unchanged.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

McLEODUSA INCORPORATED
(registrant)

Date: April 30, 2004	By:	/s/ Chris A. Davis
Chris A. Davis
Chairman and Chief Executive Officer

Date: April 30, 2004	By:	/s/ G. Kenneth Burckhardt
G. Kenneth Burckhardt
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.