Form 10-Q/A
period 2003-09-30
MCLEODUSA INC
filed 2004-04-30
CIK 919943

UNITED STATES

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

EXPLANATORY NOTE

Based on discussions with SEC staff, the Company is reissuing as Exhibits 31.1 and 31.2 hereto the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”) included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on November 14, 2003 (the “Quarterly Report”) to remove explanatory information provided in numbered paragraph 6.  This explanatory information was also provided in the text of the Quarterly Report and remains therein.  The Company’s Chief Executive Officer and Chief Financial Officer have also reconfirmed their certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with this amendment.  Except as provided herein, all other information contained in the Quarterly Report remains unchanged.

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