Form 10-Q
period 2004-03-31
MCLEODUSA INC
filed 2004-05-10
CIK 919943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares outstanding of each class of the issuer’s common stock as of April 30, 2004:

Common Stock Class A: ($0.01 par value)	178,355,425 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49.0	$56.5
Trade receivables, net	58.0	65.6
Prepaid expenses and other	22.0	22.4
Assets held for sale	2.0	2.0
Total current assets	131.0	146.5
Property and equipment
Land and buildings	78.4	78.6
Communications networks	1,073.6	996.3
Furniture, fixtures and equipment	199.4	196.8
Networks in progress	102.4	171.6
Total property and equipment	1,453.8	1,443.3
Less accumulated depreciation	509.3	435.6
Net property and equipment	944.5	1,007.7
Intangibles and other assets
Goodwill	245.1	245.1
Other intangibles, net	193.6	201.8
Other	25.0	29.5
Total intangibles and other assets	463.7	476.4
TOTAL ASSETS	$1,539.2	$1,630.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$29.1	$27.1
Accounts payable	27.9	30.5
Accrued payroll and payroll related expenses	18.4	20.6
Other accrued liabilities	85.3	100.9
Deferred revenue, current portion	6.2	6.9
Liabilities related to discontinued operations	0.3	1.1
Total current liabilities	167.2	187.1
Long-term debt, less current maturities	734.5	717.3
Deferred revenue, less current portion	16.8	15.1
Other long-term liabilities	59.2	58.3
Total liabilities	977.7	977.8
Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 6,835,835 and 7,377,149 outstanding at March 31, 2004 and December 31, 2003, respectively	122.3	131.1
Stockholders’ equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 178,273,984 and 175,527,257 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1.8	1.8
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at March 31, 2004 and December 31, 2003	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at March 31, 2004 and December 31, 2003	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at March 31, 2004 and December 31, 2003	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	1,002.2	993.3
Accumulated deficit	(588.5)	(497.1)
Total stockholders’ equity	439.2	521.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,539.2	$1,630.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended March 31,
	2004	2003

Revenues	$193.6	$225.9

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	107.6	137.4
Selling, general and administrative	75.7	81.7
Depreciation and amortization	90.2	82.2
Total operating expenses	273.5	301.3
Operating loss	(79.9)	(75.4)

Nonoperating expense:
Interest expense, net of amounts capitalized	(11.1)	(8.7)
Other expense	(0.4)	—
Total nonoperating expense	(11.5)	(8.7)
Net loss	(91.4)	(84.1)

Preferred stock dividend	(0.8)	(1.2)

Net loss applicable to common shares	$(92.2)	$(85.3)

Basic and diluted loss per common share	$(0.32)	$(0.31)
Weighted average common shares outstanding	291.0	276.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net loss	$(91.4)	$(84.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76.0	65.9
Amortization	14.2	16.3
Accretion of interest	0.9	0.9
Loss (gain) on sale of assets	0.4	(0.2)
Changes in assets and liabilities, net of dispositions:
Trade receivables	7.9	1.0
Prepaid expenses and other	1.1	2.0
Accounts payable and accrued expenses	(21.1)	(31.2)
Deferred Revenue	1.0	(0.6)
Net cash used in operating activities	(11.0)	(30.0)

Cash Flows from Investing Activities
Purchases of property and equipment	(13.3)	(13.8)
Other assets	(8.4)	(10.4)
Proceeds from the sale of assets	6.0	0.2
Net cash used in investing activities	(15.7)	(24.0)

Cash Flows from Financing Activities
Net proceeds from long-term debt	25.0	—
Payments on long-term debt	(5.8)	(1.1)
Net cash provided by (used in) financing activities	19.2	(1.1)

Net decrease in cash and cash equivalents	(7.5)	(55.1)

Cash and cash equivalents
Beginning	56.5	170.6
Ending	$49.0	$115.5

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$10.3	$10.6

Supplemental Schedule of Noncash Investing and Financing Activities
Principal amount converted of Redeemable Preferred Series A to Class A common stock	$9.6	$—
Preferred stock dividends	$0.8	$1.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

McLeodUSA Incorporated (“McLeodUSA” or the “Company”), a Delaware corporation, through its subsidiaries, provides integrated communications services in 25 Midwest, Southwest, Northwest and Rocky Mountain states.  McLeodUSA’s business is highly competitive and is subject to various federal, state and local regulations.

In the fourth quarter of 2001, the Company developed a revised strategic plan, which focused on profitable revenue growth in our 25-state footprint.  This plan served as the basis for its recapitalization with its principal shareholder, Forstmann Little & Co., lender group, and Preferred Shareholders, as well as the structuring of the Exit Facility (as defined below) and continues to serve as the basis of the Company’s yearly operating plans.

In order to execute its plan the Company initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues.  Over the past two years the Company has successfully executed nearly all of these programs.  The operational and financial results of the Company, as reported in its quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

However, the Company’s revenues have not increased as forecasted and have been declining since 2002.  The decline in revenue was driven by the Company’s program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by its customer base, reduction in access rates as mandated by the FCC, and lower prices for some of its products.  The Company has taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive sales leadership, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn.  While the Company believes that these actions will over time result in profitable new revenue growth, the timing and amount of that growth is yet to be determined.

The strategic plan and recapitalization anticipated that the Company would require additional funding to ultimately reach positive earnings and cash flow and established an exit financing facility (“Exit Facility”) of $160 million and obtained funding for $110 million of that facility as a revolver.  In order to access the Exit Facility, the Company must be in compliance with certain restrictive covenants.  In the first quarter of 2004 the Company recognized that as a result of the continued decline in revenues, it would be necessary to obtain an amendment to those covenants from its lender group.  The Company sought and obtained approval of amendments from its lender group on April 30, 2004, which were effective as of March 31, 2004, and was in full compliance with the amended covenants as of March 31, 2004.  Going forward the Company will need to increase its revenue and profitability in order to continue to meet the restrictive covenants.  If revenues and profitability do not increase as anticipated, the Company may be required to obtain waivers or further modifications of certain covenants in order to access any unused portion of the Exit Facility.  While the Company believes it has strong relationships with its lender group, there can be no assurance that the Company could obtain such waivers or the necessary covenant amendments.

The Company has undertaken numerous actions to conserve cash over the past 18 to 24 months, including the reduction of capital expenditures and selling, general and administrative expenses (“SG&A”), as well as the execution of extensive cost reduction efforts initiated in late 2001 and continuing through 2004.  In connection with the amendment to the covenants the Company developed a revised business plan which incorporated additional actions focused on reducing SG&A expenses and conserving cash (see Management’s Discussion and Analysis – Liquidity and Capital Resources for additional details).  Going forward the Company will continue to execute on these initiatives and implement additional similar actions to conserve cash until its revenue growth initiatives take hold.  The Company has been selective in managing capital expenditures and does not believe that any of the reductions in capital spending will have a material impact on its ability to grow short-term revenues.  Ultimately, the Company believes that it will be successful in executing its strategy to profitably grow revenue.  However, if the timing of such growth limits or restricts its access to the unused portion of the Exit Facility, then it would be required to initiate more aggressive expense reductions and potentially seek alternative sources of funding.  In the event the Company seeks alternative sources of funding, there can be no assurances such funding sources would be available.

Interim Financial Information (unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of McLeodUSA.  The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”).  Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the McLeodUSA Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 15, 2004.

Accounting for Stock-based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123 had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2004 and 2003 as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended March 31,
	2004	2003
Net loss applicable to common shares, as reported	$(92.2)	$(85.3)
Less: Total stock-based employee compensation expense determined under fair value based methods	(3.2)	(2.3)
Pro forma net loss applicable to common shares	$(95.4)	$(87.6)
Loss per share:
Basic and diluted, as reported	$(0.32)	$(0.31)
Basic and diluted, pro forma	$(0.33)	$(0.32)

Basic and diluted loss per common share

Loss per common share has been computed using the weighted average number of shares of common stock outstanding.  All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants totaling approximately 139 million and 140 million at March 31, 2004 and 2003, respectively, may become dilutive.  Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been approximately 430 million and 416 million at March 31, 2004 and 2003, respectively.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees.  At March 31, 2004 and 2003, McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases.  As of March 31, 2004 and 2003 the guarantees total $26.8 million and $39.8 million, respectively, and expire over various periods through September 2016, corresponding with the termination of the lease agreements.

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

Note 2:  Trade Receivables

The composition of trade receivables, net, is as follows (in millions):

	March 31, 2004	December 31, 2003
Trade Receivables:
Billed	$66.1	$73.7
Unbilled	6.1	5.6
	72.2	79.3
Allowance for doubtful accounts and discounts	(14.2)	(13.7)
	$58.0	$65.6

Note 3:  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	March 31, 2004	December 31, 2003
Restructuring	$24.6	$32.5
Accrued Sales/Use/Excise Taxes	17.2	18.6
Accrued Property Taxes	10.0	10.9
Other	33.5	38.9
	$85.3	$100.9

Note 4:  Restructuring Charges

Changes in the carrying amount of the restructuring liability for the three months ended March 31, 2004 is summarized as follows (in millions):

	Liability at December 31, 2003	Cash Payments Through March 31, 2004	Remaining Liability March 31, 2004
Facility closure costs	$32.2	$(7.9)	$24.3
Other contractual commitments	0.3	—	0.3
	$32.5	$(7.9)	$24.6

Note 5:  Goodwill and Other Intangible Assets

In accordance with SFAS 142,  Accounting for Goodwill and Other Intangibles (“SFAS 142”), goodwill is not amortized but reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  SFAS 142 requires the identification of reporting units and the application of a two-step approach to assess goodwill impairment.  In order to identify potential impairment, impairment tests of goodwill are performed by comparing the fair value of its reporting unit with its carrying amount, including goodwill.  If the carrying amount of its reporting unit exceeds its fair value, the impairment loss is measured in the second step by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with its carrying amount.  McLeodUSA defined reporting units during its transitional and annual goodwill impairment tests as an operating segment comprised of McLeodUSA’s consolidated operations.  McLeodUSA has established July 1 as the date for its annual impairment test.  The Company’s last impairment test did not yield any impairment.

Intangible assets with finite lives at March 31, 2004 and December 31, 2003 are summarized as follows (in millions):

	Gross	Accumulated Amortization	Net
March 31, 2004:
Deferred line installation costs	$133.3	$39.4	$93.9
Customer base	29.8	13.5	16.3
PrimeLine Trademark	0.9	0.4	0.5
	$164.0	$53.3	$110.7

	Gross	Accumulated Amortization	Net
December 31, 2003:
Deferred line installation costs	$127.7	$27.3	$100.4
Customer base	29.8	11.8	18.0
PrimeLine Trademark	0.9	0.3	0.6
	$158.4	$39.4	$119.0

Upon its reorganization the trademark McLeodUSA was assigned a value of $82.9 million by independent appraisers during the adoption of fresh-start accounting by McLeodUSA.  The trademark was determined to have an indefinite life and is not being amortized.  Annual estimated amortization expense for intangible assets above for 2005 is $46 million, $21 million for 2006, and $1 million for 2007.

Note 6:  Accounting for Asset Retirement Obligations

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

Changes in the carrying amount of the asset retirement obligation for the three months ended March 31, 2004 is summarized as follows (in millions):

Balance, December 31, 2003	$58.3
Interest accretion	0.9
Balance, March 31, 2004	$59.2

Note 7:  Long Term Debt

On April 30, 2004 McLeodUSA entered into the Fifth Amendment to the Credit Agreement and the Second Amendment to the Exit Facility.  The approved amendments include changes to the minimum revenue, leverage ratio and interest coverage ratio covenants.  The trailing four quarter minimum revenue covenant was amended to $825 million, $780 million, $760 million, and $770 million in the first quarter through fourth quarter of 2004, respectively.  There is no minimum revenue covenant in 2005.  The leverage ratio was replaced with a minimum cumulative EBITDA covenant (as defined in the Credit Agreement and Exit Facility, as amended) of $8 million, $16 million, $24 million and $34 million for the first through fourth quarters of 2004, respectively, and a trailing four quarter minimum EBITDA of  $49 million, $69 million, $89 million and $114 million for the first through fourth quarters of 2005, respectively.  The interest coverage ratio was amended to 1.0x for each of the four quarters of 2004 and 1.0x, 1.5x, 2.0x and 2.0x for the first through fourth quarters of 2005, respectively.  The Company offered and included in the amendment a downward revision to the capital expenditure limits for 2004 and 2005 to $75 million and $100 million, respectively.  There were no changes to the capital expenditure limit of $200 million for the years 2006 and beyond.  In addition, the second amendment limits the outstanding amounts under the Exit Facility to $75.0 million for the period from April 1, 2004 through June 30, 2004 and to $90.0 million during the period July 1, 2004 through September 30, 2004.

McLeodUSA paid approximately $1.9 million in fees in April 2004 to the lender group in connection with the approval of these amendments.  The Company is currently in compliance with the amended financial covenants under the Credit Agreement and Exit Facility.  As of March 31, 2003, McLeodUSA has drawn $65 million on the Exit Facility and has standby letters of credit outstanding of $9.0 million that further reduce its borrowing availability under the Exit Facility.

Interest expense of $0.7 million and $3.1 million was capitalized as part of the construction of the Company’s fiber optic network during the quarters ended March 31, 2004 and 2003, respectively.

 Note 8:  Litigation

Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the ‘‘Individual Defendants’’) are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the ‘‘Iowa Class Action’’). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action, which was denied by the district judge. One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the ‘‘Bankruptcy Claims’’ and, together with the Iowa Class Action, the ‘‘Securities Claims’’). As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the Regional Bell Operating Companies (“RBOCs”). McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and before the FCC to reduce regulatory oversight and regulation over rates, network access and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.

The FCC released its Triennial Review Order (“TRO”) in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the “Court of Appeals”). On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action. The Court of Appeals ruled that the FCC’s delegation of final impairment decisions to state agencies was unlawful.  The Court also reversed the FCC’s nationwide finding of presumptive impairment for mass market switches, and dedicated transport and loops. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to unbundle loops made up of a combination of copper and fiber or to provide CLECs access to new loops. The Court also upheld the FCC’s findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to determine whether DS-0 switch ports should remain available as unbundled network elements are being suspended in some states and continued in other states. The Court originally stayed the effective date of its order for 60 days in order to provide the FCC with an opportunity to implement new unbundling rules.  Subsequently, on March 31, 2004, the FCC issued a press release and letters to a number of industry participants and trade associations encouraging industry members to engage in commercial negotiations to address issues raised in the TRO.  To facilitate these commercial negotiations, the FCC sought and obtained an additional 45-day stay from the Court of Appeals.   McLeodUSA has executed Confidentiality Agreements with Qwest and SBC, our primary suppliers of network facilities, and opened discussions with each of them.  The stay of the Court of Appeals’ decision is now set to end on June 15, 2004.  Regardless of the success, or lack of success, of these commercial negotiations, it is likely that the Court of Appeals’ decision and the TRO will be the subject of continued litigation.  There can be no assurance that our businesses will not be materially adversely affected by the TRO, continued legal challenges to the TRO, the decision of the Court of Appeals, new legislation passed in response to the TRO or any court decisions that result from continued legal challenge to the TRO or current law and regulations.

The FCC has an open docket proposing to reform intercarrier compensation.  An industry group known as the “Intercarrier Compensation Forum” (ICF) is expected to provide a recommended framework for reforming intercarrier compensation related to switched access and reciprocal compensation charges.  Once the ICF provides its recommendation to the FCC, the FCC will solicit comments on the issue.  A final decision is expected no earlier than the first quarter of 2005, and the current framework of intercarrier compensation rules could be materially affected.   Also, on May 13, 2004, it is anticipated that the FCC will issue a final decision on CLEC access charges that apply to the routing of certain 800 traffic.  There can be no assurance that our businesses will not be materially adversely affected by the decision.

 On September 10, 2003, the FCC issued a Notice of Proposed Rulemaking (‘‘NPRM’’) on TELRIC. This is a proceeding to review the TELRIC methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2004.

The FCC issued on March 10, 2004 its NPRM on ‘‘IP-enabled communications,’’ which includes VoIP. The NPRM asks broad questions regarding the regulatory classifications of various ‘‘IP-enabled’’ services, including different VoIP services; the access charge and other intercarrier compensation implications; the universal service implications; and the other social policy implications such as law enforcement, disability and emergency 911 service issues and suggests, as a general proposition, the economic regulation of various IP-enabled services should be kept to a minimum.

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

Note 9:  SFAS 144, Unaudited 2001 Financial Statements and Re-Audit Requirements

In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including McLeodUSA Media Group and its subsidiaries and Illinois Consolidated Telephone Company and associated businesses.  In its most recent Annual Report on Form 10-K, based on the requirements of SFAS 144, McLeodUSA reflected these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), McLeodUSA is required to present its financial statements for the year ended December 31, 2001, reflecting these businesses as discontinued operations.  McLeodUSA’s former auditors, Arthur Andersen LLP (“Arthur Andersen”), audited McLeodUSA’s financial statements and issued an audit opinion for the year ended December 31, 2001.  On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as its independent accountants for fiscal year 2002.  In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the year ended December 31, 2001.  Since Arthur Andersen is no longer able to perform audits of publicly trade companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), they would be required to re-audit McLeodUSA’s financial statements for the year ended December 31, 2001 to provide McLeodUSA with an audit opinion on such financial statements.

In light of McLeodUSA’s reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, McLeodUSA has determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders.  As an alternative to a re-audit McLeodUSA has included in its most recent Annual Report on Form 10-K unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the year ended December 31, 2001.  In order for McLeodUSA to sell securities with a registration statement declared effective by the SEC, the registration statement must contain three years of audited financials.

Should McLeodUSA elect to conduct a re-audit of 2001 in order to utilize such effective registration statements, McLeodUSA does not know if Deloitte & Touche would have any differences in opinion with the prior audit conducted by Arthur Andersen.  At this time, McLeodUSA is aware of no material differences of opinion.  In regard to the 2001 unaudited financial statements, the Company is in discussions with the SEC regarding the SEC’s inquiry into certain accounting matters, including disclosures related to several IRU contracts.

Information Regarding Forward-Looking Statements

Some of the statements in this discussion include statements about our future expectations.  Statements that are not historical facts are forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Such statements may include projections of financial and operational results and goals, including revenue, profitability, savings and cash. In some cases, you can identify these so-called “forward looking statements” by our use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict”, “project”, “intend” or “potential” or the negative of those words and other comparable words. These forward-looking statements are subject to known as well as unknown risks and uncertainties that may cause actual results to differ materially from our expectations.  Our expectations are based on various factors and assumptions and reflect only our predictions.  Factors that could cause actual results to differ materially from the forward-looking statement include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms and changes in the competitive climate in which we operate.  These and other risks are described in more detail in our most recent Annual Report on Form 10-K filed with the SEC.  Except as required under the federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and our financial condition and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.  Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In the fourth quarter of 2001, the Company developed a revised strategic plan, which focused on profitable revenue growth in our 25-state footprint.  This plan served as the basis for our re-capitalization with our principal shareholder, Forstmann Little & Co., our lender group, and our Preferred Shareholders, as well as the structuring of the Exit Facility (as defined below) and continues to serve as the basis of our yearly operating plans.

In order to execute our plan we initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues.  Over the past two years the Company has successfully executed nearly all of these programs.  The operational and financial results of the Company, as reported in our quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

However, the Company’s revenues have not increased as forecasted and have been declining since 2002.  The decline in revenue was driven by the Company’s program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by our customer base, reduction in access rates as mandated by the FCC, and lower prices for some of our products.  The Company has taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive sales leadership, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn.  While the Company believes that these actions will over time result in profitable new revenue growth, the timing and amount of that growth is yet to be determined.

The strategic plan and recapitalization anticipated that the Company would require additional funding to ultimately reach positive earnings and cash flow and established an exit financing facility (“Exit Facility”) of $160 million and obtained funding for $110 million of that facility as a revolver.  In order to access the Exit Facility, the Company must be in compliance with certain restrictive covenants.  In the first quarter of 2004 the Company recognized that as a result of the continued decline in revenues, it would be necessary to obtain an amendment to those covenants from its lender group.  The Company sought and obtained approval of amendments from its lender group on April 30, 2004, which were effective as of March 31, 2004, and was in full compliance with the amended covenants as of March 31, 2004.  Going forward the Company will need to increase its revenue and profitability in order to continue to meet the restrictive covenants.  If revenues and profitability do not increase as anticipated, the Company may be required to obtain waivers or further modifications of certain covenants in order to access any unused portion of the Exit Facility.  While the Company believes it has strong relationships with its lender group, there can be no assurance that the Company could obtain such waivers or the necessary covenant amendments.

The Company has undertaken numerous actions to conserve cash over the past 18 to 24 months, including the reduction of capital expenditures and selling, general and administrative expenses (“SG&A”), as well as the execution of its extensive cost reduction efforts initiated in late 2001 and continuing through 2004.  In connection with the amendment to the covenants the Company developed a revised business plan which incorporated additional actions focused on reducing SG&A expenses and conserving cash (see Management’s Discussion and Analysis – Liquidity and Capital Resources for additional details).  Going forward we will continue to execute on these initiatives and implement additional similar actions to conserve cash until our revenue growth initiatives take hold.  We have been selective in managing capital expenditures and do not believe that any of the reductions in capital spending will have a material impact on our ability to grow short-term revenues.  Ultimately, we believe the Company will be successful in executing its strategy to profitably grow revenue.  However, if the timing of such growth limits or restricts our access to the unused portion of the Exit Facility, then we would be required to initiate more aggressive expense reductions and potentially seek alternative sources of funding.  In the event the Company seeks alternative sources of funding, there can be no assurances such funding sources would be available.

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

As of March 31, 2004, we operated a network with 667 access nodes collocated in RBOC central offices.  We serve our customers by using various loop/access unbundled network elements (“UNEs”) provided by the RBOCs and aggregating them through our access nodes.  In turn, our access nodes are interconnected through approximately 40 service node locations where our switching/routing systems reside.  In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs.  Our service nodes are located in most of the major metropolitan areas across our footprint.  These service nodes are in turn interconnected by our high capacity, inter-city core network.  The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers

To develop these networks, we have assembled a collection of metro and inter-city network assets in our 25-state footprint, substantially all of which we own or control, making us a facilities-based carrier.  These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths of transmission capacity on fiber optic networks and transmission equipment capable of carrying high volumes of data, voice, video and Internet traffic.  We operate in a 25-state footprint, which consists of the following states:

Arizona	Indiana	Minnesota	North Dakota	Texas
Arkansas	Iowa	Missouri	Ohio	Utah
Colorado	Kansas	Montana	Oklahoma	Washington
Idaho	Louisiana	Nebraska	Oregon	Wisconsin
Illinois	Michigan	New Mexico	South Dakota	Wyoming

SFAS 144, Unaudited 2001 Financial Statements and Re-Audit Requirements

In connection with our reorganization, McLeodUSA completed the sale of certain businesses.  In our most recent Annual Report on Form 10-K, based on the requirements of SFAS 144, McLeodUSA reflected these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), McLeodUSA is required to present its financial statements for the year ended December 31, 2001, reflecting these businesses as discontinued operations.  McLeodUSA’s former auditors, Arthur Andersen LLP (“Arthur Andersen”), audited McLeodUSA’s financial statements and issued an audit opinion for the year ended December 31, 2001.  On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as its independent accountants for fiscal year 2002.  In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the year ended December 31, 2001.  Since Arthur Andersen is no longer able to perform audits of publicly traded companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), that they would be required to re-audit McLeodUSA’s financial statements for the year ended December 31, 2001 to provide McLeodUSA with an audit opinion on such financial statements.

In light of McLeodUSA’s reorganization, sale of businesses, and implementation of fresh-start accounting on April 16, 2002, we have determined that the expense and effort associated with a re-audit is not in the best interest of McLeodUSA or its stockholders.  As an alternative to a re-audit, McLeodUSA has included in its most recent Annual Report on Form 10-K unaudited consolidated financial statements, prepared in accordance with GAAP, reflecting the impact of the discontinued operations for the year ended December 31, 2001.  In order for McLeodUSA to sell securities with a registration statement declared effective by the SEC, such registration statement must contain three years of audited financials.

Should McLeodUSA elect to conduct a re-audit of 2001 in order to utilize such effective registration statements, McLeodUSA does not know if Deloitte & Touche would have any differences in opinion with the prior audit conducted by Arthur Andersen.  At this time, McLeodUSA is aware of no material differences of opinion.  In regard to the 2001 unaudited financial statements, the Company is in discussions with the SEC regarding the SEC’s inquiry into certain accounting matters, including disclosures related to several IRU contracts.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the McLeodUSA Annual Report on Form 10-K for the year ended December 31, 2003, describe the significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first quarter of 2004.

Liquidity and Capital Resources

Prior to August 2001, McLeodUSA grew rapidly by focusing on top-line revenue growth, which required significant capital for the construction of local and long distance voice networks and a national data network and included the acquisition of numerous businesses.  By mid-2001, due to certain factors, including but not limited to complications related to the Company’s rapid growth and a general downturn in the economy and the telecommunications sector in particular, the Company was not meeting internal expectations in terms of profitability and cash flow.

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

The Exit Facility and the Credit Agreement include restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries.  The Exit Facility and the Credit Agreement also contain restrictive covenants that limit our leverage ratio and require minimum levels of interest coverage and consolidated revenue.  On April 30, 2004 we entered into the Fifth Amendment to the Credit Agreement and the Second Amendment to the Exit Facility.  The approved amendments include changes to the minimum revenue, leverage ratio and interest coverage ratio covenants.  The minimum revenue covenant was amended to $825 million, $780 million, $760 million, and $770 million in the first quarter through fourth quarter of 2004, respectively.  There is no minimum revenue covenant in 2005.  The leverage ratio was replaced with a minimum cumulative EBITDA covenant (as defined in the Credit Agreement and Exit Facility, as amended) of $8 million, $16 million, $24 million and $34 million for the first through fourth quarters of 2004, respectively, and a trailing four quarter minimum EBITDA of  $49 million, $69 million, $89 million and $114 million for the first through fourth quarters of 2005, respectively.  The interest coverage ratio was amended to 1.0x for each of the four quarters of 2004 and 1.0x, 1.5x, 2.0x and 2.0x for the first through fourth quarters of 2005, respectively.  The Company offered and included in the amendment a downward revision to the capital expenditure limits for 2004 and 2005 to $75 million and $100 million, respectively.  There were no changes to the capital expenditure limit of $200 million for the years 2006 and beyond.  In addition, the second amendment limits the outstanding amounts under the Exit Facility to $75.0 million for the period from April 1, 2004 through June 30, 2004 and to $90.0 million during the period July 1, 2004 through September 30, 2004.

We have taken additional steps to conserve cash and improve liquidity while continuing to execute the revenue growth plan.  Actions that have been taken to generate further operational efficiencies and focused expense management are expected to result in approximately $8 million of quarterly SG&A run-rate savings by the fourth quarter of 2004.  We have reduced our growth related capital expenditure plan and now expect to spend approximately $50 million to $55 million in 2004 versus our initial plan of $65 million.  The capital expenditure plan for 2004 remains dedicated to new product introduction, cost savings programs and strategic growth initiatives.  In addition, we have re-initiated our plan to sell fiber assets.  This plan was originally developed as part of our 2002 recapitalization.  We did not implement the plan at that time due to our success in selling other non-core assets.  We are targeting $50 million in fiber sales in 2004.

We paid approximately $1.9 million in fees in April 2004 to the lender group in connection with the approval of these amendments.  We are currently in compliance with the amended financial covenants under the Credit Agreement and Exit Facility.  As of March 31, 2004, we have drawn $65 million on the Exit Facility and we have standby letters of credit outstanding of $9.0 million that further reduce our borrowing availability under the Exit Facility.

2004 Cash Flow

We ended the quarter with $49.0 million of cash and cash equivalents versus $56.5 million at December 31, 2003.  This decrease of $7.5 million resulted primarily from the following:

Operating Activities:
Increase in cash from operations, excluding changes in assets and liabilities	$0.1
Payments for restructuring liabilities	(7.9)
Use of cash for changes in assets and liabilities	(3.2)
Net cash used by operating activities	(11.0)

Investing Activities:
Capital expenditures	(13.3)
Deferred line installation costs	(8.4)
Sale of assets	6.0
Net cash used by investing activities	(15.7)

Financing Activities:
Payments on long-term debt	(5.8)
Proceeds from long-term debt	25.0
Net cash provided by financing activities	19.2

Net decrease in cash and cash equivalents	$(7.5)

The payments for restructuring liabilities primarily related to remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 as part of our restructuring.  The use of cash related to changes in assets and liabilities primarily related to a reduction of our other current liabilities, not including the restructuring liabilities, of $10.0 million during the first quarter of 2004, substantially offset by a reduction in our trade accounts receivable balances of $7.9 million.  We expect our quarterly cash requirements to pay restructuring liabilities to be less during the remainder of 2004.

As discussed above, we have reduced our growth-related capital expenditure plan and expect to spend approximately $50 million to $55 million during 2004.  The capital expenditure plan for 2004 remains dedicated to new product introduction, cost savings programs and strategic growth initiatives.  Deferred line installation costs are the result of costs required to add customers onto our network in 2004.  Our deferred line installation expenditures throughout the rest of 2004 will be dependent on the rate at which we add new customers.

During 2003, our long-term debt began amortizing and principal payments of $5.5 million were made in the first quarter of 2004.  In March 2004, we borrowed $25.0 million under our $110 million Exit Facility.  During the remainder of 2004, mandatory debt repayments under the Credit Agreement will total $21.2 million.

Outlook for 2004 and Future Funding Needs

We ended the first quarter of 2004 with $49.0 million of cash on hand.  In 2004, our cash requirements for new products, important capital expenditure projects, remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 (as part of our restructuring) as well as working capital will all be funded by cash generated from operating activities, sale of fiber assets and borrowings under the Exit Facility.  As contemplated in our strategic plan and as part of our April 2004 discussions with our lender group, we plan to use the Exit Facility to fund ongoing cash needs.  We drew $25 million during March 2004 and at March 31, 2004 we had approximately $35 million of unused availability under the Exit Facility.  The most recent amendments include agreed upon withdrawals of $15 million in the third quarter and $20 million in the fourth quarter of 2004.  Our Exit Facility allows for another $50 million of outstanding debt, which could be funded from our existing lender group or other parties.

Our ability to access the remaining unused portion of the Exit Facility requires compliance with certain restrictive covenants.  Those covenants require increases in the Company’s revenue and profitability over time.  While the Company believes it will be successful in executing its strategy to profitably increase revenues, it may be required to obtain waivers or amendments to those covenants from its lender group if revenues or profitability do not increase as anticipated.  The Company believes it has strong relationships with its lender group, but there can be no assurances that the Company could obtain any necessary waivers or amendments.  Under certain circumstances the Company would be required to initiate more aggressive expense reductions or potentially seek alternative sources of funding, the availability of which cannot be assured.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Revenue.  Total revenue for the quarter ended March 31, 2004 declined $32.3 million, or 14%, to $193.6 million from $225.9 million for the quarter ended March 31, 2003.  The following table compares our revenue for the three months ended March 31:

	2004	2003	Variance
Local	$95.5	$106.8	$(11.3)
Long distance	35.9	48.2	(12.3)
Data services and other	35.5	34.8	0.7
Carrier access	24.8	34.2	(9.4)
Indefeasible rights of use agreements including those that qualify as sales type leases	1.9	1.9	—
	$193.6	$225.9	$(32.3)

Total overall decline of $32.3 million in total revenue versus the first quarter of 2003 is attributed to continued decline in total customers, FCC mandated reduction in access rates, and lower long distance volume and rates.  The decrease in long distance revenue is attributed to both a 13% drop in the volume of minutes, primarily driven by lower usage patterns across our customer base, as well as a 16% decline in average rates from the three months ended March 31, 2003.  Local and long distance average revenues per customer have decreased year over year as the Company has reduced the cost of service and offered substantially more competitive pricing for these products.  Access revenues have decreased $11.6 million from the first quarter of 2003 due to the June 2003 FCC mandated rate reduction partially offset by increased volume and increased revenues related to our FX 800 connection services.  Included in revenues from indefeasible rights of use in the above table is $1.5 million and $1.7 million for the quarters ended March 31, 2004 and 2003, respectively, related to on-going revenues from operating leases.

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

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $107.6 million for the quarter ended March 31, 2004, a decrease of $29.8 million or 22% from the quarter ended March 31, 2003.  Approximately $20 million of the decrease is attributed to the reduction in revenues.  The balance of the decrease reflects the results of our ongoing network cost reduction efforts that began in 2002, including least cost routing, network optimization including grooms, migration of customers to the McLeodUSA network and elimination of non-profitable customers.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $75.7 million for the first quarter of 2004, a decrease of $6.0 million or 7% from 2003.  Our continuous process improvement program, which has been ongoing since early 2002, has yielded significant efficiencies.  As a result, headcount has been reduced from approximately 3,700 to 3,000 employees at March 31, 2003 and 2004, respectively.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $90.2 million for the quarter ended March 31, 2004, an increase of $8.0 million over the first quarter of 2003.  This increase was due to a higher depreciable asset base as a result of additional assets being placed in service during 2003 and 2004.

Interest expense.  Gross interest expense was $11.8 million for both of the quarters ended March 31, 2004 and 2003.  Net interest expense increased by $2.4 million in the quarter ended March 31, 2004 due to lower capitalized interest as a result of lower construction in progress balances during the quarter.  Interest expense of approximately $0.7 million and $3.1 million was capitalized as part of our construction of our fiber optic network during the quarter ended March 31, 2004 and 2003, respectively.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Upon the consummation of our restructuring on April 16, 2002, substantially all of our fixed rate debt was eliminated. We have variable rate debt of approximately $763 million under the Credit Agreement outstanding at March 31, 2004.  If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended March 31, 2004, quarterly interest expense would increase by $1.9 million.  This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the ‘‘Individual Defendants’’) are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the ‘‘Iowa Class Action’’). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action, which was denied by the district judge. One of the putative class plaintiffs, New Millenium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the ‘‘Bankruptcy Claims’’ and, together with the Iowa Class Action, the ‘‘Securities Claims’’). As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

The FCC released its Triennial Review Order in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the “Court of Appeals”). On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action. The Court of Appeals ruled that the FCC’s delegation of final impairment decisions to state agencies was unlawful.  The Court also reversed the FCC’s nationwide finding of presumptive impairment for mass market switches, and dedicated transport and loops. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to unbundle loops made up of a combination of copper and fiber or to provide CLECs access to new loops. The Court also upheld the FCC’s findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to determine whether DS-0 switch ports should remain available as unbundled network elements are being suspended in some states and continued in other states. The Court originally stayed the effective date of its order for 60 days in order to provide the FCC with an opportunity to implement new unbundling rules.  Subsequently, on March 31, 2004, the FCC issued a press release and letters to a number of industry participants and trade associations encouraging industry members to engage in commercial negotiations to address issues raised in the TRO.  To facilitate these commercial negotiations, the FCC sought and obtained an additional 45-day stay from the Court of Appeals.   McLeodUSA has executed Confidentiality Agreements with Qwest and SBC, our primary suppliers of network facilities, and opened discussions with each of them.  The stay of the Court of Appeals’ decision is now set to end on June 15, 2004.  Regardless of the success, or lack of success, of these commercial negotiations, it is likely that the Court of Appeals’ decision and the TRO will be the subject of continued litigation.  There can be no assurance that our businesses will not be materially adversely affected by the TRO, continued legal challenges to the TRO, the decision of the Court of Appeals, new legislation passed in response to the TRO or any court decisions that result from continued legal challenge to the TRO or current law and regulations.

The FCC has an open docket proposing to reform intercarrier compensation.  An industry group known as the “Intercarrier Compensation Forum” (ICF) is expected to provide a recommended framework for reforming intercarrier compensation related to switched access and reciprocal compensation charges.  Once the ICF provides its recommendation to the FCC, the FCC will solicit comments on the issue.  A final decision is expected no earlier than the first quarter of 2005, and the current framework of intercarrier compensation rules could be materially affected.   Also, on May 13, 2004, it is anticipated that the FCC will issue a final decision on CLEC access charges that apply to the routing of certain 800 traffic.  There can be no assurance that our businesses will not be materially adversely affected by the decision.

 On September 10, 2003, the FCC issued a Notice of Proposed Rulemaking (‘‘NPRM’’) on TELRIC. This is a proceeding to review the TELRIC methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2004.

The FCC issued on March 10, 2004 its NPRM on ‘‘IP-enabled communications,’’ which includes VoIP. The NPRM asks broad questions regarding the regulatory classifications of various ‘‘IP-enabled’’ services, including different VoIP services; the access charge and other intercarrier compensation implications; the universal service implications; and the other social policy implications such as law enforcement, disability and emergency 911 service issues and suggests, as a general proposition, the economic regulation of various IP-enabled services should be kept to a minimum.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Exhibit Description

4.1	Second Amendment dated as of April 21, 2004 to the Credit Agreement dated as of April 16, 2002.
4.2	Fifth Amendment dated as of April 21, 2004 to the Senior Credit Agreement dated as of May 31, 2000.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On February 18, 2004 we filed a Current Report on Form 8-K announcing our financial results for the fiscal quarter and total year ended December 31, 2003, and certain other information, in a press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McLEODUSA INCORPORATED
(registrant)

Date: May 10, 2004	By:	/s/ Chris A. Davis
Chris A. Davis
Chairman and Chief Executive Officer

Date: May 10, 2004	By:	/s/ G. Kenneth Burckhardt
G. Kenneth Burckhardt
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1	Second Amendment dated as of April 21, 2004 to the Credit Agreement dated as of April 16, 2002.
4.2	Fifth Amendment dated as of April 21, 2004 to the Senior Credit Agreement dated as of May 31, 2000.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.