Form 10-Q
period 2004-06-30
MCLEODUSA INC
filed 2004-08-09
CIK 919943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares outstanding of each class of the issuer’s common stock as of July 30, 2004:

Common Stock Class A: ($0.01 par value)	179,333,323 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31.2	$56.5
Trade receivables, net	68.0	65.6
Prepaid expenses and other	22.5	22.4
Assets held for sale	2.0	2.0
Total current assets	123.7	146.5
Property and equipment
Land and buildings	78.2	78.6
Communications networks	1,091.0	996.3
Furniture, fixtures and equipment	203.9	196.8
Networks in progress	91.0	171.6
Total property and equipment	1,464.1	1,443.3
Less accumulated depreciation	580.0	435.6
Net property and equipment	884.1	1,007.7
Intangibles and other assets
Goodwill	245.1	245.1
Other intangibles, net	183.1	201.8
Other	25.3	29.5
Total intangibles and other assets	453.5	476.4
TOTAL ASSETS	$1,461.3	$1,630.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$31.3	$27.1
Accounts payable	39.0	30.5
Accrued payroll and payroll related expenses	15.7	20.6
Other accrued liabilities	85.9	100.9
Deferred revenue, current portion	6.2	6.9
Liabilities related to discontinued operations	0.3	1.1
Total current liabilities	178.4	187.1
Long-term debt, less current maturities	726.7	717.3
Deferred revenue, less current portion	17.0	15.1
Other long-term liabilities	60.0	58.3
Total liabilities	982.1	977.8
Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 6,760,846 and 7,377,149 outstanding at June 30, 2004 and December 31, 2003, respectively	121.7	131.1
Stockholders’ equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 178,658,259 and 175,527,257 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1.8	1.8
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at June 30, 2004 and December 31, 2003	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at June 30, 2004 and December 31, 2003	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at June 30, 2004 and December 31, 2003	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	1,002.8	993.3
Accumulated deficit	(670.8)	(497.1)
Total stockholders’ equity	357.5	521.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,461.3	$1,630.6

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended June 30,
	2004	2003

Revenues	$191.9	$222.6

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	105.3	128.1
Selling, general and administrative	68.5	73.5
Depreciation and amortization	88.4	85.1
Restructuring adjustment	(0.2)	—
Total operating expenses	262.0	286.7
Operating loss	(70.1)	(64.1)

Nonoperating expense:
Interest expense, net of amounts capitalized	(11.6)	(8.3)
Other expense	(0.5)	(0.4)
Total nonoperating expense	(12.1)	(8.7)
Net loss	(82.2)	(72.8)
Preferred stock dividend	(0.8)	(1.2)

Net loss applicable to common shares	$(83.0)	$(74.0)

Basic and diluted loss per common share	$(0.28)	$(0.27)
Weighted average common shares outstanding	292.2	276.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Six months ended June 30,
	2004	2003

Revenues	$385.5	$448.5

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	212.9	265.5
Selling, general and administrative	144.2	155.2
Depreciation and amortization	178.6	167.3
Restructuring adjustment	(0.2)	—
Total operating expenses	535.5	588.0
Operating loss	(150.0)	(139.5)

Nonoperating expense:
Interest expense, net of amounts capitalized	(22.8)	(17.0)
Other expense	(0.9)	(0.4)
Total nonoperating expense	(23.7)	(17.4)
Net loss	(173.7)	(156.9)
Preferred stock dividend	(1.6)	(2.4)

Net loss applicable to common shares	$(175.3)	$(159.3)

Basic and diluted loss per common share	$(0.60)	$(0.58)
Weighted average common shares outstanding	291.6	276.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net loss	$(173.7)	$(156.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150.0	134.2
Amortization	28.6	33.1
Accretion of interest	1.8	1.8
Loss on sale of assets	1.0	—
Changes in assets and liabilities, net of dispositions:
Trade receivables	(1.9)	1.6
Prepaid expenses and other	3.4	7.7
Accounts payable and accrued expenses	(11.9)	(48.8)
Deferred revenue	1.1	(1.6)
Net cash used in operating activities	(1.6)	(28.9)

Cash Flows from Investing Activities
Purchases of property and equipment	(27.7)	(36.9)
Other assets	(14.8)	(21.3)
Proceeds from the sale of assets	7.1	1.6
Net cash used in investing activities	(35.4)	(56.6)

Cash Flows from Financing Activities
Net proceeds from long-term debt	25.0	—
Payments on long-term debt	(11.4)	(2.1)
Deferred financing fees	(1.9)	—
Net cash provided by (used in) financing activities	11.7	(2.1)

Net decrease in cash and cash equivalents	(25.3)	(87.6)
Cash and cash equivalents
Beginning	56.5	170.6
Ending	$31.2	$83.0

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$20.2	$20.3

Supplemental Schedule of Noncash Investing and Financing Activities
Principal amount converted of Redeemable Preferred Series A to Class A common stock	$11.0	$8.5
Preferred stock dividends	$1.6	$2.4

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

The strategic plan and recapitalization anticipated that the Company would require additional funding to ultimately reach positive earnings and cash flow and established an exit financing facility (“Exit Facility”) of $160 million and obtained funding for $110 million of that facility as a revolver.  In order to access the Exit Facility, the Company must be in compliance with certain restrictive covenants.  In the first quarter of 2004 the Company recognized that as a result of the continued decline in revenues, it would be necessary to obtain an amendment to those covenants from its lender group.  The Company sought and obtained approval of amendments from its lender group on April 30, 2004.  Had the Company not obtained these amendments it would have been in default of the prior minimum trailing four-quarter revenue covenant but would have been in compliance with all other covenants.  The Company was in full compliance with the amended covenents as of June 30, 2004.  Going forward the Company will need to increase its revenue and profitability in order to continue to meet the restrictive covenants.  If revenues and profitability do not increase as anticipated, the Company may be required to obtain waivers or further modifications of certain covenants in order to access any unused portion of the Exit Facility.  While the Company believes it has strong relationships with its lender group, there can be no assurance that the Company could obtain such waivers or the necessary covenant amendments.

The Company has undertaken numerous actions to conserve cash over the past 18 to 24 months, including the reduction of capital expenditures and selling, general and administrative expenses (“SG&A”), as well as the execution of extensive cost reduction efforts initiated in late 2001 and continuing through 2004.  In the second quarter of 2004 the Company implemented a revised business plan which incorporated additional actions focused on reducing SG&A expenses and conserving cash.  Going forward the Company will continue to execute on these initiatives and implement additional similar actions to conserve cash until its revenue growth initiatives take hold.  The Company has been selective in managing capital expenditures and does not believe that any of the reductions in capital spending will have a material impact on its ability to grow short-term revenues.

The Company ended June 30, 2004 with $31.2 million of cash on hand excluding approximately $7.0 million of rate settlement payments received in early July.  Per the most recent amendments to the credit agreement, the Company made a $15 million withdrawal from the Exit Facility in the beginning of the third quarter. Going forward the combination of these funds, the remaining $20 million of unused availability under the Exit Facility and the proceeds from the sale of fiber assets will be used to meet the ongoing cash requirements while the Company continues to execute the revenue growth plan. In addition, the Exit Facility allows for an additional $50 million of outstanding debt, which could be funded from our existing lender group or other parties.

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

Accounting for Stock-based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123 had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2004 and 2003 as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended June 30,
	2004	2003
Net loss applicable to common shares, as reported	$(83.0)	$(74.0)
Less: Total stock-based employee compensation expense determined under fair value based methods	(3.2)	(2.1)
Pro forma net loss applicable to common shares	$(86.2)	$(76.1)

Loss per share:
Basic and diluted, as reported	$(0.28)	$(0.27)
Basic and diluted, pro forma	$(0.29)	$(0.27)

	Six months ended June 30,
	2004	2003
Net loss applicable to common shares, as reported	$(175.3)	$(159.3)
Less: Total stock-based employee compensation expense determined under fair value based methods	(6.5)	(4.4)
Pro forma net loss applicable to common shares	$(181.8)	$(163.7)

Loss per share:
Basic and diluted, as reported	$(0.60)	$(0.58)
Basic and diluted, pro forma	$(0.62)	$(0.59)

Basic and diluted loss per common share

Loss per common share has been computed using the weighted average number of shares of common stock outstanding.  All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants totaling approximately 136 million shares and 143 million shares at June 30, 2004 and 2003, respectively, may become dilutive.  Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been approximately 429 million and 422 million at June 30, 2004 and 2003, respectively.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees.  At June 30, 2004 and 2003, McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases.  As of June 30, 2004 and 2003 the guarantees total $26.1 million and $29.2 million, respectively, and expire over various periods through September 2016, corresponding with the termination of the lease agreements.

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

Note 2:  Trade Receivables

The composition of trade receivables, net, is as follows (in millions):

	June 30, 2004	December 31, 2003
Trade Receivables:
Billed	$75.3	$73.7
Unbilled	5.4	5.6
	80.7	79.3
Allowance for doubtful accounts and discounts	(12.7)	(13.7)
	$68.0	$65.6

Note 3:  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	June 30, 2004	December 31, 2003
Restructuring	$21.3	$32.5
Accrued sales/use/excise taxes	16.4	18.6
Accrued property taxes	13.0	10.9
Other	35.2	38.9
	$85.9	$100.9

Note 4:  Restructuring Charges

Changes in the carrying amount of the restructuring liability for the six months ended June 30, 2004 is summarized as follows (in millions):

	Liability at December 31, 2003	Cash Payments Through June 30, 2004	Adjustments Through June 30, 2004	Remaining Liability June 30, 2004
Facility closure costs	$32.2	$(11.0)	$—	$21.2
Other contractual commitments	0.3	—	(0.2)	0.1
	$32.5	$(11.0)	$(0.2)	$21.3

Note 5:  Goodwill and Other Intangible Assets

In accordance with SFAS 142, Accounting for Goodwill and Other Intangibles (“SFAS 142”), goodwill is not amortized but reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  SFAS 142 requires the identification of reporting units and the application of a two-step approach to assess goodwill impairment.  In order to identify potential impairment, impairment tests of goodwill are performed by comparing the fair value of its reporting unit with its carrying amount, including goodwill.  If the carrying amount of its reporting unit exceeds its fair value, the impairment loss is measured in the second step by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with its carrying amount.  McLeodUSA defined reporting units during its transitional and annual goodwill impairment tests as an operating segment comprised of McLeodUSA’s consolidated operations.  McLeodUSA has established July 1 as the date for its annual impairment test.  The Company’s last impairment test did not yield any impairment.  During the quarter ended June 30, 2004, the Company reviewed the specific requirements of SFAS 142 regarding the need for impairment testing between annual tests and concluded that there were no such events or changes in circumstances that would more likely than not reduce the fair value of its reporting unit below its carrying amount.  However, there can be no assurance that the Company’s annual impairment test to be performed as of July 1, 2004 will not yield any impairment.

Intangible assets with finite lives at June 30, 2004 and December 31, 2003 are summarized as follows (in millions):

	Gross	Accumulated Amortization	Net
June 30, 2004:
Deferred line installation costs	$136.8	$51.7	$85.1
Customer base	29.8	15.2	14.6
PrimeLine Trademark	0.9	0.4	0.5
	$167.5	$67.3	$100.2

	Gross	Accumulated Amortization	Net
December 31, 2003:
Deferred line installation costs	$127.7	$27.3	$100.4
Customer base	29.8	11.8	18.0
PrimeLine Trademark	0.9	0.3	0.6
	$158.4	$39.4	$119.0

Upon its reorganization, the trademark McLeodUSA was assigned a value of $82.9 million by independent appraisers during the adoption of fresh-start accounting by McLeodUSA.  The trademark was determined to have an indefinite life and is not being amortized.  Annual estimated amortization expense for intangible assets above for 2005 is $48 million, $22 million for 2006, and $2 million for 2007.

Note 6:  Accounting for Asset Retirement Obligations

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred.  McLeodUSA’s asset retirement obligations relate to three categories of assets: fiber, central office colocation equipment and technical sites.

The liability was established by calculating the present value of the asset retirement obligation using a discount rate of 6.1% over a period of 15 years, which is representative of the estimated life of McLeodUSA’s telecommunications network.

Changes in the carrying amount of the asset retirement obligation for the six months ended June 30, 2004 is summarized as follows (in millions):

Balance, December 31, 2003	$58.3
Interest accretion	1.8
Payments	(0.1)
Balance, June 30, 2004	$60.0

Note 7:  Long Term Debt

On April 30, 2004 McLeodUSA entered into the Fifth Amendment to the Credit Agreement and the Second Amendment to the Exit Facility.  The approved amendments include changes to the minimum revenue, leverage ratio and interest coverage ratio covenants.  The trailing four quarter minimum revenue covenant was amended to $825 million, $780 million, $760 million, and $770 million in the first quarter through fourth quarter of 2004, respectively.  There is no minimum revenue covenant in 2005.  The leverage ratio was replaced with a minimum cumulative EBITDA covenant (as defined in the Credit Agreement and Exit Facility, as amended) of $8 million, $16 million, $24 million and $34 million for the first through fourth quarters of 2004, respectively, and a trailing four quarter minimum EBITDA of  $49 million, $69 million, $89 million and $114 million for the first through fourth quarters of 2005, respectively.  The interest coverage ratio was amended to 1.0x for each of the four quarters of 2004 and 1.0x, 1.5x, 2.0x and 2.0x for the first through fourth quarters of 2005, respectively.  The Company offered and included in the amendment a downward revision to the capital expenditure limits for 2004 and 2005 to $75 million and $100 million, respectively.  There were no changes to the capital expenditure limit of $200 million for the years 2006 and beyond.  In addition, the second amendment limits the outstanding amounts under the Exit Facility to $75.0 million for the period from April 1, 2004 through June 30, 2004 and to $90.0 million during the period July 1, 2004 through September 30, 2004.  The second amendment provides the Company full access to remaining amounts available under the Exit Facility after September 30, 2004.

McLeodUSA paid approximately $1.9 million in fees in April 2004 to the lender group in connection with the approval of these amendments.  The Company is currently in compliance with the amended financial covenants under the Credit Agreement and Exit Facility.  As of June 30, 2004, McLeodUSA has drawn $65 million on the Exit Facility and has standby letters of credit outstanding of $9.0 million that further reduce its borrowing availability under the Exit Facility.

Interest expense of $1.1 million and $5.9 million was capitalized as part of the construction of the Company’s fiber optic network during the six month periods ended June 30, 2004 and 2003, respectively.

Note 8:  Litigation

Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the ‘‘Individual Defendants’’) are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the ‘‘Iowa Class Action’’). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action, which was denied by the district judge. One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the ‘‘Bankruptcy Claims’’ and, together with the Iowa Class Action, the ‘‘Securities Claims’’). As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the Regional Bell Operating Companies (“RBOCs”). McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and with the FCC to reduce regulatory oversight and regulation over rates, network access and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.

The FCC released its Triennial Review Order (“TRO”) in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the “Court of Appeals”). On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action (USTA II). The Court of Appeals ruled that the FCC’s delegation of final impairment decisions to state agencies was unlawful.  The Court also reversed the FCC’s nationwide finding regarding mass market switching, dedicated transport and loops, and its delegation of decision-making authority to the states. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to provide unbundled access at current prices to newly deployed technologies based on fiber and packet-switching capabilities. The Court also upheld the FCC’s findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to implement the TRO were suspended in some states and continued in other states. The Court originally stayed the effective date of its order for 60 days in order to provide the FCC with an opportunity to implement new unbundling rules.  Subsequently, on March 31, 2004, the FCC issued a press release and letters to a number of industry participants and trade associations encouraging industry members to engage in commercial negotiations to address issues raised in the TRO.  To facilitate these commercial negotiations, the FCC sought and obtained an additional 45-day stay from the Court of Appeals.   McLeodUSA has executed Confidentiality Agreements with Qwest and SBC, our primary suppliers of network facilities, and opened discussions with each of them. On or about June 11, 2004, the Chief Executive Officers of each RBOC sent a letter to the FCC in which each promised to maintain the status quo for unbundled switching until the end of the year.  On June 15, 2004, the stay of the Court of Appeals’ decision expired. The FCC and U. S. Department of Justice declined to appeal USTA II.  Competitive and interexchange carriers and an organization representing state regulatory agencies filed appeals to the U.S. Supreme Court and requested a stay.  The U.S. Supreme Court declined to issue a stay.  Various representatives of the FCC stated during July 2004 that the FCC desires to adopt interim unbundling rules in August 2004 and will concurrently issue a Notice of Proposed Rulemaking (‘NPRM”) intended to lead to final rules that the FCC will attempt to adopt before year-end.  Regardless of the success, or lack of success, of these commercial negotiations and adoption of interim and final unbundling rules on remand, it is likely that unbundling rules will be the subject of continued litigation.  There can be no assurance that our businesses will not be materially adversely affected by continued legal challenges to unbundling rules, new legislation passed in response to unbundling rules or any court decisions that result from continued legal challenge to unbundling rules or current law and regulations.

The FCC has an open docket proposing to reform intercarrier compensation.  An industry group known as the “Intercarrier Compensation Forum” (ICF) is expected to provide a recommended framework for reforming intercarrier compensation related to switched access and reciprocal compensation charges.  If the ICF does not provide a recommendation to the FCC, the FCC will make its own proposal and solicit comments on the issue.  A final decision is expected no earlier than the first quarter of 2005, and the current framework of intercarrier compensation rules could be materially affected.  On May 13, 2004, the FCC issued a final decision on CLEC access charges that apply to the routing of certain 800 traffic.  There can be no assurance that our businesses will not be materially adversely affected by the decision.

 On September 10, 2003, the FCC issued an NPRM on TELRIC. This is a proceeding to review the TELRIC methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2005.

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

Note 9:  SFAS 144, Unaudited 2001 Financial Statements and Re-Audit Requirements

In connection with its reorganization, McLeodUSA completed the sale of certain businesses, including McLeodUSA Media Group and its subsidiaries and Illinois Consolidated Telephone Company and associated businesses.  In its most recent Annual Report on Form 10-K, based on the requirements of SFAS 144, McLeodUSA reflected these businesses and other businesses that were sold as discontinued operations for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to

December 31, 2002.  In accordance with GAAP, McLeodUSA is required to present its financial statements for the year ended December 31, 2001, reflecting these businesses as discontinued operations.  McLeodUSA’s former auditors, Arthur Andersen LLP (“Arthur Andersen”), audited McLeodUSA’s financial statements and issued an audit opinion for the year ended December 31, 2001.  On April 24, 2002, McLeodUSA engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as its independent accountants for fiscal year 2002.  In order for McLeodUSA to comply with GAAP requirements related to the financial presentation for discontinued operations in accordance with Regulation S-X, McLeodUSA would be required to obtain a new audit opinion with respect to the year ended December 31, 2001.  Since Arthur Andersen is no longer able to perform audits of publicly trade companies, Deloitte & Touche has informed McLeodUSA, consistent with Interpretations of SAS No. 58 (AU Section 508), they would be required to re-audit McLeodUSA’s financial statements for the year ended December 31, 2001 to provide McLeodUSA with an audit opinion on such financial statements.

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

In order to execute our plan we initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues.  Over the past two years we have successfully executed nearly all of these programs.  The operational and financial results of the Company, as reported in our quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

However, the Company’s revenues have not increased as forecasted and have been declining since 2002.  The decline in revenue was driven by our program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by our customer base, reduction in access rates as mandated by the FCC, and lower prices for some of our products.  We have taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive sales leadership, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn.  While we believe that these actions will over time result in profitable new revenue growth, the timing and amount of that growth is yet to be determined.

The strategic plan and recapitalization anticipated that we would require additional funding to ultimately reach positive earnings and cash flow and established an exit financing facility (“Exit Facility”) of $160 million and obtained funding for $110 million of that facility as a revolver.  In order to access the Exit Facility, the Company must be in compliance with certain restrictive covenants.  In the first quarter of 2004 we recognized that as a result of the continued decline in revenues, it would be necessary to obtain an amendment to those covenants from its lender group.  We sought and obtained approval of amendments from its lender group on April 30, 2004 and was in full compliance with the amended covenants as of June 30, 2004.  Had the Company not obtained these amendments it would have been in default of the prior minimum trailing four-quarter revenue covenant but would have been in compliance with all other covenants.  Going forward we will need to increase revenue and profitability in order to continue to meet the restrictive covenants.  If revenues and profitability do not increase as anticipated, we may be required to obtain waivers or further modifications of certain covenants in order to access any unused portion of the Exit Facility.  While we believe we have strong relationships with our lender group, there can be no assurance that we could obtain such waivers or the necessary covenant amendments.

We have undertaken numerous actions to conserve cash over the past 18 to 24 months, including the reduction of capital expenditures and selling, general and administrative expenses (“SG&A”), as well as the execution of our extensive cost reduction efforts initiated in late 2001.  In the second quarter of 2004 the Company implemented a revised business plan which incorporated additional actions focused on reducing SG&A expenses and conserving cash (see Management’s Discussion and Analysis – Liquidity and Capital Resources for additional details).  Going forward we will continue to execute on these initiatives and implement additional similar actions to conserve cash until our revenue growth initiatives take hold.  We have been selective in managing capital expenditures and do not believe that any of the reductions in capital spending will have a material impact on our ability to grow short-term revenues.  Ultimately, we believe the Company will be successful in executing its strategy to profitably grow revenue.  However, if the timing of such growth limits or restricts our access to the unused portion of the Exit Facility, then we would be required to initiate more aggressive expense reductions and potentially seek alternative sources of funding.  In the event the Company seeks alternative sources of funding, there can be no assurances such funding sources would be available.

Overview of Our Business

McLeodUSA derives most of its revenue from its core competitive telecommunications and related communications services.  These services include local and long distance services; dial-up and dedicated Internet access services; wireless voice services; high-speed/broadband Internet access services using DSL, cable modems, and dedicated T1 access; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer’s use; and value-added services such as virtual private networks and web hosting.  During the third quarter of 2003 we entered into a multi-year wholesale agreement with a nationwide wireless carrier in order to offer wireless voice services to our customers.  We began marketing and selling wireless services in the fourth quarter of 2003.

As of June 30, 2004, we operated a network with 696 access nodes collocated in RBOC central offices.  We serve our customers by using various loop/access unbundled network elements (“UNEs”) provided by the RBOCs and aggregating them through our access nodes.  In turn, our access nodes are interconnected through approximately 39 service node locations where our switching/routing systems reside.  In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs.  Our service nodes are located in most of the major metropolitan areas across our footprint.  These service nodes are in turn interconnected by our high capacity, inter-city core network.  The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers

To develop these networks, we have assembled a collection of metro and inter-city network assets in our 25-state footprint, substantially all of which we own or control, making us a facilities-based carrier.  These network assets incorporate state-of-the-art fiber optic cable, dedicated wavelengths of transmission capacity on fiber optic networks and transmission equipment capable of carrying high volumes of data, voice, video and Internet traffic.  We operate in a 25-state footprint, which consists of the following states:

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the McLeodUSA Annual Report on Form 10-K for the year ended December 31, 2003, describe the significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the second quarter of 2004.

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

The Exit Facility and the Credit Agreement include restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries.  The Exit Facility and the Credit Agreement also contain restrictive covenants that limit our leverage ratio and require minimum levels of interest coverage and consolidated revenue.  On April 30, 2004 we entered into the Fifth Amendment to the Credit Agreement and the Second Amendment to the Exit Facility.  The approved amendments include changes to the minimum revenue, leverage ratio and interest coverage ratio covenants.  The minimum revenue covenant was amended to $825 million, $780 million, $760 million, and $770 million in the first quarter through fourth quarter of 2004, respectively.  There is no minimum revenue covenant in 2005.  The leverage ratio was replaced with a minimum cumulative EBITDA covenant (as defined in the Credit Agreement and Exit Facility, as amended) of $8 million, $16 million, $24 million and $34 million for the first through fourth quarters of 2004, respectively, and a trailing four quarter minimum EBITDA of  $49 million, $69 million, $89 million and $114 million for the first through fourth quarters of 2005, respectively.  The interest coverage ratio was amended to 1.0x for each of the four quarters of 2004 and 1.0x, 1.5x, 2.0x and 2.0x for the first through fourth quarters of 2005, respectively.  The Company offered and included in the amendment a downward revision to the capital expenditure limits for 2004 and 2005 to $75 million and $100 million, respectively.  There were no changes to the capital expenditure limit of $200 million for the years 2006 and beyond.  In addition, the second amendment limits the outstanding amounts under the Exit Facility to $75.0 million for the period from April 1, 2004 through June 30, 2004 and to $90.0 million during the period July 1, 2004 through September 30, 2004.  The second amendment provides the Company full access to remaining amounts available under the Exit Facility after September 30, 2004.  At June 30, 2004 the Company was in compliance with all restrictive covenants.

We paid approximately $1.9 million in fees in April 2004 to the lender group in connection with the approval of the Fifth Amendment to the Credit Agreement and the Second Amendment to the Exit Facility.  We are currently in compliance with the amended financial covenants under the Credit Agreement and Exit Facility and continue to have full access to the $110 million Exit Facility.  As of June 30, 2004, we have drawn $65 million on the Exit Facility and we have standby letters of credit outstanding of $9.0 million that further reduce our borrowing availability under the Exit Facility.

2004 Cash Flow

We ended June 30, 2004 with $31.2 million of cash and cash equivalents, excluding approximately $7.0 million of rate settlement payments received in early July, versus $56.5 million at December 31, 2003.  This decrease of $25.3 million resulted primarily from the following:

Operating Activities:
Increase in cash from operations, excluding changes in assets and liabilities	$7.7
Payments for restructuring liabilities	(11.0)
Source of cash from changes in assets and liabilities	1.7
Net cash used by operating activities	(1.6)

Investing Activities:
Capital expenditures	(27.7)
Deferred line installation costs	(14.8)
Sale of assets	7.1
Net cash used by investing activities	(35.4)

Financing Activities:
Payments on long-term debt	(11.4)
Deferred financing fees	(1.9)
Proceeds from long-term debt	25.0
Net cash provided by financing activities	11.7

Net decrease in cash and cash equivalents	$(25.3)

The payments for restructuring liabilities primarily related to remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 as part of our restructuring.  The source of cash related to changes in assets and liabilities primarily related to an increase in deferred revenue, changes in other assets partially offset by an increase in our trade accounts receivable balances.  We expect our cash requirements to pay restructuring liabilities to be less during the remainder of 2004.

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

During 2003, our borrowings under the Credit Agreement began amortizing and principal payments of $11.1 million were made in the first six months of 2004.  In March 2004, we borrowed $25.0 million under our $110 million Exit Facility.  We did not make any withdrawals from the Exit Facility in the second quarter of 2004 and made our planned $15 million withdrawal in July 2004.  During the remainder of 2004, mandatory debt repayments under the Credit Agreement will total $15.6 million.

Outlook for 2004 and Future Funding Needs

In 2004, our cash requirements for new products, important capital expenditure projects, remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 (as part of our restructuring) as well as working capital will all be funded by cash generated from operating activities, sale of fiber assets and borrowings under the Exit Facility.

In light of the delay in revenue growth, the Company has taken additional steps to conserve cash and improve liquidity.  Actions that have been taken to generate further operational efficiencies and focused expense management are expected to result in approximately $8 million of quarterly SG&A run-rate savings by the fourth quarter of 2004.  We have reduced our growth related capital expenditure plan and now expect to spend approximately $50 million to $55 million in 2004 versus our initial plan of $65 million.  The capital expenditure plan for 2004 remains dedicated to new product introduction, cost savings programs and strategic growth initiatives.  In addition, we have re-initiated our plan to sell fiber assets.  This plan was originally developed as part of our 2002 recapitalization.  We did not implement the plan at that time due to our success in selling other non-core assets.  We have completed approximately $5 million of fiber sales during the first six months of 2004 and continue to make progress in the execution of our target to sell $50 million in fiber in 2004. As a result of the actions described above the Company significantly reduced its cash usage in the second quarter of 2004 and expects to realize continuing benefits from these programs.

We ended June 30, 2004 with $31.2 million of cash on hand excluding approximately $7.0 million of rate settlement payments received in early July.  Per the most recent amendments to the credit agreement we made the planned $15 million withdrawal from the Exit Facility in the beginning of the third quarter. Going forward the combination of these funds, the remaining $20 million of unused availability under the Exit Facility and the proceeds from the sale of fiber assets will be used to meet the ongoing cash requirements while the Company continues to execute the revenue growth plan. In addition, the Exit Facility allows for an additional $50 million of outstanding debt, which could be funded from our existing lender group or other parties.

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

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Revenue.  Total revenue for the quarter ended June 30, 2004 declined $30.7 million, or 13.8%, to $191.9 million from $222.6 million for the quarter ended June 30, 2003.  The following table compares our revenue for the three months ended June 30:

	2004	2003	Variance
Local	$93.0	$106.0	$(13.0)
Long distance	33.1	45.6	(12.5)
Data services and other	33.8	34.6	(0.8)
Carrier access	30.2	34.7	(4.5)
Indefeasible rights of use agreements including those that qualify as sales type leases	1.8	1.7	0.1
	$191.9	$222.6	$(30.7)

Total revenues declined by $30.7 million versus the second quarter of 2003 due to a continued decline in total customers, FCC mandated reduction in access rates, and lower long distance volume and rates.  The decrease in long distance revenue is attributed to both a 15% drop in the volume of minutes, primarily driven by lower usage patterns across our customer base, as well as a 15% decline in average rates from the three months ended June 30, 2003.  Local and long distance average revenues per customer have decreased year over year as the Company has reduced the cost of service and offered substantially more competitive pricing for these products.  Access revenues have decreased $4.5 million from the second quarter of 2003 primarily due to the FCC mandated rate reduction partially offset by a $6 million favorable net benefit from ongoing rate settlements related to prior period billings.  The final phase of the FCC mandated reduction in access rates is expected to negatively impact revenues in the third quarter of 2004 by approximately $8 million.  Included in revenues from indefeasible rights of use in the above table is $1.5 million and $1.6 million for the quarters ended June 30, 2004 and 2003, respectively, related to on-going revenues from operating leases.

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

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $105.3 million for the quarter ended June 30, 2004, a decrease of $22.8 million or 17.8% from the quarter ended June 30, 2003.  Approximately $8.7 million of the decrease reflects the results of our ongoing network cost reduction efforts that began in 2002, including least cost routing, network optimization including grooms, migration of customers to the McLeodUSA network and elimination of non-profitable customers.  The balance of the decrease is attributed to the reduction in revenues.  The cost of fiber related to sales and leases of network facilities was not significant for the quarters ended June 30, 2004 and 2003.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $68.5 million for the second quarter of 2004, a decrease of $5.0 million or 7% from 2003.  Included in SG&A in the second quarter 2004 is a benefit of approximately $3.6 million related to a reduction in bad debt expense resulting from improved performance on accounts receivable collections.  In addition, SG&A in the second quarter 2003 included a $7.9 million recovery related to pre-petition MCI accounts receivable.  Excluding these items, the decrease in SG&A year over year is primarily attributable to efficiencies realized as a result of our continuous process improvement program, which has been ongoing since early 2002 and additional actions which were implemented in the second quarter of 2004.  These combined actions have reduced non-essential expenses and reduced headcount from approximately 3,700 at June 30, 2003 to 2,500 employees at June 30, 2004.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $88.4 million for the quarter ended June 30, 2004, an increase of $3.3 million over the second quarter of 2003.  This increase was due to a higher depreciable asset base as a result of additional assets being placed in service during 2003 and 2004.

Interest expense.  Gross interest expense was $12.0 million for the quarter ended June 30, 2004, an increase of $0.9 million over the second quarter of 2003 primarily related to higher outstanding borrowings during the period.  Net interest expense increased by $3.3 million in the quarter ended June 30, 2004 due to lower capitalized interest as a result of lower construction in progress balances during the quarter.  Interest expense of approximately $0.4 million and $2.8 million was capitalized as part of our construction of our fiber optic network during the quarter ended June 30, 2004 and 2003, respectively.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenue.  Total revenue for the six months ended June 30, 2004 declined $63.0 million, or 14%, to $385.5 million from $448.5 million for the six months ended June 30, 2003.  The following table compares our revenue for the six-months ended June 30:

	2004	2003	Variance
Local	$188.5	$212.8	$(24.3)
Long distance	69.0	93.9	(24.9)
Data services and other	69.3	69.3	—
Carrier access	55.0	68.9	(13.9)
Indefeasible rights of use agreements including those that qualify as sales type leases	3.7	3.6	0.1
	$385.5	$448.5	$(63.0)

Total revenues declined by $63.0 million versus the first six months of 2003 due to a continued decline in total customers, FCC mandated reduction in access rates, and lower long distance volume and rates.  The decrease in long distance revenue is attributed to both a 14% drop in the volume of minutes, primarily driven by lower usage patterns across our customer base, as well as a 15% decline in average rates from the six month period ended June 30, 2003.  Local and long distance average revenues per customer have decreased year over year as the Company has reduced the cost of service and offered substantially more competitive pricing for these products.  Access revenues have decreased $13.9 million from 2003 primarily due to the FCC mandated rate reduction partially offset by a $6 million favorable net benefit from ongoing rate settlements related to prior period billings.  Included in revenues from indefeasible rights of use in the above table is $2.9 million and $3.3 million for the six month periods ended June 30, 2004 and 2003, respectively, related to on-going revenues from operating leases.

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

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $212.9 million for the six month period ended June 30, 2004, a decrease of $52.6 million or 19.8% from the six month period ended June 30, 2003.  Approximately $26.8 million of the decrease reflects the results of our ongoing network cost reduction efforts that began in 2002, including least cost routing, network optimization including grooms, migration of customers to the McLeodUSA network and elimination of non-profitable customers. The balance of the decrease is attributed to the reduction in revenues.  The cost of fiber related to sales and leases of network facilities was not significant for the six months ended June 30, 2004 and totaled $0.3 million for the six months ended June 30, 2003.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $144.2 million for the six months of 2004, a decrease of $11.0 million or 7.1% from 2003.  Our continuous process improvement program, which has been ongoing since early 2002, and specific additional actions taken in the second quarter of 2004 have yielded significant reductions in SG&A expense.  As a result, headcount has been reduced from approximately 3,700 at June 30, 2003 to 2,500 employees at June 30, 2004.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $178.6 million for the six months ended June 30, 2004, an increase of $11.3 million over the second quarter of 2003.  This increase was due to a higher depreciable asset base as a result of additional assets being placed in service during 2003 and 2004.

Interest expense.  Gross interest expense was $23.9 million for the six months ended June 30, 2004, an increase of $0.8 million over the second quarter of 2003 primarily related to higher outstanding borrowings during the period.  Net interest expense increased by $5.8 million in the six months ended June 30, 2004 due to lower capitalized interest as a result of lower construction in progress balances during the quarter.  Interest expense of approximately $1.1 million and $5.9 million was capitalized as part of our construction of our fiber optic network during the six months ended June 30, 2004 and 2003, respectively.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Upon the consummation of our restructuring on April 16, 2002, substantially all of our fixed rate debt was eliminated. We have variable rate debt of approximately $758 million under the Credit Agreement outstanding at June 30, 2004.  If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended June 30, 2004, quarterly interest expense would increase by $1.9 million.  This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Former Chairman Clark E. McLeod, President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the ‘‘Individual Defendants’’) are defendants in a number of putative class action complaints that have been consolidated into a single complaint entitled In Re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the ‘‘Iowa Class Action’’). The Individual Defendants have filed a motion to dismiss the amended consolidated complaint in the Iowa Class Action, which was denied by the district judge. One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case for at least $104,650 on its own behalf and for no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the ‘‘Bankruptcy Claims’’ and, together with the Iowa Class Action, the ‘‘Securities Claims’’). As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to the Iowa Class Action, to estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002 the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the Regional Bell Operating Companies (“RBOCs”). McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and with the FCC to reduce regulatory oversight and regulation over rates, network access and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these initiatives could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.

The FCC released its Triennial Review Order (“TRO”) in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the “Court of Appeals”). On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action (USTA II). The Court of Appeals ruled that the FCC’s delegation of final impairment decisions to state agencies was unlawful.  The Court also reversed the FCC’s nationwide finding regarding mass market switching, dedicated transport and loops, and its delegation of decision-making authority to the states. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to provide unbundled access at current prices to newly deployed technologies based on fiber and packet-switching capabilities. The Court also upheld the FCC’s findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to implement the TRO were suspended in some states and continued in other states. The Court originally stayed the effective date of its order for 60 days in order to provide the FCC with an opportunity to implement new unbundling rules.  Subsequently, on March 31, 2004, the FCC issued a press release and letters to a number of industry participants and trade associations encouraging industry members to engage in commercial negotiations to address issues raised in the TRO.  To facilitate these commercial negotiations, the FCC sought and obtained an additional 45-day stay from the Court of Appeals.   McLeodUSA has executed Confidentiality Agreements with Qwest and SBC, our primary suppliers of network facilities, and opened discussions with each of them. On or about June 11, 2004, the Chief Executive Officers of each RBOC sent a letter to the FCC in which each promised to maintain the status quo for unbundled switching until the end of the year.  On June 15, 2004, the stay of the Court of Appeals’ decision expired. The FCC and U. S. Department of Justice declined to appeal USTA II.  Competitive and interexchange carriers and an organization representing state regulatory agencies filed appeals to the U.S. Supreme Court and requested a stay.  The U.S. Supreme Court declined to issue a stay.  Various representatives of the FCC stated during July 2004 that the FCC desires to adopt interim unbundling rules in August 2004 and will concurrently issue a Notice of Proposed Rulemaking (‘NPRM”) intended to lead to final rules that the FCC will attempt to adopt before year-end.  Regardless of the success, or lack of success, of these commercial negotiations and adoption of interim and final unbundling rules on remand, it is likely that unbundling rules will be the subject of continued litigation.  There can be no assurance that our businesses will not be materially adversely affected by continued legal challenges to unbundling rules, new legislation passed in response to unbundling rules or any court decisions that result from continued legal challenge to unbundling rules or current law and regulations.

The FCC has an open docket proposing to reform intercarrier compensation.  An industry group known as the “Intercarrier Compensation Forum” (ICF) is expected to provide a recommended framework for reforming intercarrier compensation related to switched access and reciprocal compensation charges.  If the ICF does not provide a recommendation to the FCC, the FCC will make its own proposal and solicit comments on the issue.  A final decision is expected no earlier than the first quarter of 2005, and the current framework of intercarrier compensation rules could be materially affected.  On May 13, 2004, the FCC issued a final decision on CLEC access charges that apply to the routing of certain 800 traffic.  There can be no assurance that our businesses will not be materially adversely affected by the decision.

 On September 10, 2003, the FCC issued an NPRM on TELRIC. This is a proceeding to review the TELRIC methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2005.

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

Item 4.  Submissions of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 21, 2004.  All of the proposals presented for stockholder consideration at the Annual Meeting were approved.  The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

Proposal 1-Election of Directors

	Term Expires	Votes For	Votes Withheld
Board of Directors Nominees:
Thomas M. Collins	2007	279,611,317	11,896,747
Chris A. Davis	2007	289,613,076	1,894,988
Series B Preferred Stock Designees:
Theodore J. Forstmann	2007	10	—
Thomas H. Lister	2007	10	—
Series A Preferred Stock Designee:
Jeffrey D. Benjamin	2007	25,314,760	539,515

Proposal 2-Ratification of the appointment of Deloitte & Touche LLP as McLeodUSA’s independent public accountants for the fiscal year ended December 31, 2004.

Votes For	290,192,207
Votes Against	718,224
Abstentions	597,633
Broker Non-Votes	—

Item 5.  Other Information

Peter Ueberroth resigned as a member of the McLeodUSA Board of Directors effective as of August 1, 2004.  Mr. Ueberroth confirmed that he had no disagreements with the McLeodUSA Board of Directors or its management.  Thomas M. Collins, a current independent member of the Board of Directors, was elected to the Company’s Compensation Committee to replace Mr. Ueberroth.

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

(b)                                 Reports on Form 8-K

On May 5, 2004 we filed a Current Report on Form 8-K announcing our financial results for the first quarter of 2004, and certain other information, in a press release.

On June 28, 2004 we filed a Current Report on Form 8-K announcing that the Company had received notice on June 21, 2004 from the Nasdaq Stock Market that it is not in compliance with Nasdaq Marketplace Rule 4310(c)(4), which requires companies listed on the Nasdaq SmallCap Market to maintain a bid price of at least $1.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McLEODUSA INCORPORATED
(registrant)

Date: August 9, 2004	By:	/s/ Chris A. Davis
Chris A. Davis
Chairman and Chief Executive Officer

Date: August 9, 2004	By:	/s/ G. Kenneth Burckhardt
G. Kenneth Burckhardt
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.