Form 10-Q
period 2004-09-30
MCLEODUSA INC
filed 2004-11-09
CIK 919943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares outstanding of each class of the issuer’s common stock as of October 29, 2004:

Common Stock Class A: ($0.01 par value)	190,703,965 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26.1	$56.5
Trade receivables, net	60.3	65.6
Prepaid expenses and other	25.2	22.4
Assets held for sale	2.0	2.0
Total current assets	113.6	146.5
Property and equipment
Land and buildings	78.0	78.6
Communications networks	1,102.1	996.3
Furniture, fixtures and equipment	202.9	196.8
Networks in progress	84.5	171.6
Total property and equipment	1,467.5	1,443.3
Less accumulated depreciation	649.4	435.6
Net property and equipment	818.1	1,007.7
Intangibles and other assets
Goodwill	—	245.1
Other intangibles, net	156.0	201.8
Other	24.1	29.5
Total intangibles and other assets	180.1	476.4
TOTAL ASSETS	$1,111.8	$1,630.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$40.4	$27.1
Accounts payable	35.1	30.5
Accrued payroll and payroll related expenses	20.4	20.6
Other accrued liabilities	79.8	100.9
Deferred revenue, current portion	6.7	6.9
Liabilities related to discontinued operations	0.3	1.1
Total current liabilities	182.7	187.1
Long-term debt, less current maturities	724.7	717.3
Deferred revenue, less current portion	17.2	15.1
Other long-term liabilities	60.8	58.3
Total liabilities	985.4	977.8
Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 4,432,741 and 7,377,149 outstanding at September 30, 2004 and December 31, 2003, respectively	80.4	131.1
Stockholders’ equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 190,664,756 and 175,527,257 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1.9	1.8
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at September 30, 2004 and December 31, 2003	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at September 30, 2004 and December 31, 2003	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at September 30, 2004 and December 31, 2003	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	1,043.9	993.3
Accumulated deficit	(1,023.5)	(497.1)
Total stockholders’ equity	46.0	521.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,111.8	$1,630.6

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended September 30,
	2004	2003

Revenues	$168.1	$211.0

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	94.1	117.4
Selling, general and administrative	62.5	80.0
Depreciation and amortization	88.8	86.6
Impairment charge	263.1	—
Total operating expenses	508.5	284.0
Operating loss	(340.4)	(73.0)
Nonoperating expense:
Interest expense, net of amounts capitalized	(11.9)	(8.9)
Other expense	(0.5)	(0.3)
Total nonoperating expense	(12.4)	(9.2)
Net loss	(352.8)	(82.2)
Preferred stock dividend	(0.8)	(1.2)
Net loss applicable to common shares	$(353.6)	$(83.4)

Basic and diluted loss per common share	$(1.19)	$(0.30)
Weighted average common shares outstanding	296.7	278.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Nine months ended September 30,
	2004	2003

Revenues	$553.5	$659.5
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	306.9	382.9
Selling, general and administrative	206.7	235.2
Depreciation and amortization	267.3	253.9
Impairment charge	263.1	—
Restructuring adjustment	(0.2)	—
Total operating expenses	1,043.8	872.0
Operating loss	(490.3)	(212.5)
Nonoperating expense:
Interest expense, net of amounts capitalized	(34.6)	(25.9)
Other expense	(1.5)	(0.7)
Total nonoperating expense	(36.1)	(26.6)
Net loss	(526.4)	(239.1)
Preferred stock dividend	(2.4)	(3.6)
Net loss applicable to common shares	$(528.8)	$(242.7)

Basic and diluted loss per common share	$(1.80)	$(0.87)
Weighted average common shares outstanding	293.3	277.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net loss	$(526.4)	$(239.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	224.0	203.7
Amortization	43.3	50.2
Accretion of interest	2.7	2.6
Loss (gain) on sale of assets	1.5	(0.1)
Impairment charge	263.1	—
Changes in assets and liabilities:
Trade receivables	5.9	8.2
Prepaid expenses and other	3.2	11.4
Accounts payable and accrued expenses	(17.5)	(52.9)
Deferred revenue	1.9	(0.8)
Increase in restricted cash	––	(9.0)
Net cash provided by (used in) operating activities	1.7	(25.8)
Cash Flows from Investing Activities
Purchases of property and equipment	(36.3)	(58.8)
Other assets	(22.8)	(32.2)
Proceeds from the sale of assets	8.1	3.1
Net cash used in investing activities	(51.0)	(87.9)
Cash Flows from Financing Activities
Net proceeds from long-term debt	40.0	––
Payments on long-term debt	(19.2)	(8.6)
Deferred financing fees	(1.9)	––
Net cash used in financing activities	18.9	(8.6)

Net decrease in cash and cash equivalents	(30.4)	(122.3)
Cash and cash equivalents
Beginning	56.5	170.6
Ending	$26.1	$48.3
Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$30.9	$30.0

Supplemental Schedule of Noncash Investing and Financing Activities
Principal amount converted of Redeemable Preferred Series A to Class A common stock	$53.2	$35.4
Preferred stock dividends	$2.4	$3.6

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

The strategic plan and recapitalization anticipated that the Company would require additional funding to ultimately reach positive earnings and cash flow and established an exit financing facility (“Exit Facility”) of $160 million and obtained funding for $110 million of that facility as a revolver.  In order to access the Exit Facility, the Company must be in compliance with certain restrictive covenants.  In the first quarter of 2004 the Company recognized that as a result of the continued decline in revenues, it would be necessary to obtain an amendment to those covenants from its lender group.  The Company sought and obtained approval of amendments from its lender group on April 30, 2004.  Had the Company not obtained these amendments it would have been in default of the prior minimum trailing four-quarter revenue covenant but would have been in compliance with all other covenants.  The Company was in full compliance with the amended covenants as of September 30, 2004.  Going forward the Company will need to increase its revenue and profitability in order to continue to meet the restrictive covenants.  If profitability does not increase as anticipated, the Company may be required to obtain waivers or further modifications of certain covenants in order to be in compliance with the credit agreements.  Based on the expected timing of the realization of certain retail and wholesale revenue initiatives, it is more likely than not that the Company will not meet the minimum revenue covenant as of December 31, 2004.  The Company has initiated discussions with its lender group regarding obtaining a waiver for this covenant.  Minimum revenue is no longer a restrictive covenant after December 31, 2004.  While the Company believes it has strong relationships with its lender group, there can be no assurance that the Company will be able to obtain a waiver and if not the lender group will have all of the rights and remedies afforded them under the Credit Agreement and Exit Facility, including the ability to accelerate the repayment of all amounts outstanding under the Credit Agreement and Exit Facility.

The Company has undertaken numerous actions to conserve cash over the past 18 to 24 months, including the reduction of capital expenditures and selling, general and administrative expenses (“SG&A”), as well as the execution of extensive cost reduction efforts initiated in late 2001 and continuing through 2004.  In the second quarter of 2004 the Company implemented a revised business plan which incorporated additional actions focused on reducing SG&A expenses and conserving cash. These additional actions have all been completed and have resulted in a 22% reduction in SG&A expenses from the same quarter of last year.  Going forward the Company will continue to execute similar actions to conserve cash until its revenue growth initiatives take hold.  The Company has been selective in managing capital expenditures and does not believe that any of the reductions in capital spending will have a material impact on its ability to grow short-term revenues.

The Company ended September 30, 2004 with $26.1 million of cash on hand.  Per the most recent amendments to the credit agreement, the Company made a $15 million withdrawal from the Exit Facility in the beginning of the third quarter and a $20 million withdrawal in October 2004. Going forward the combination of these funds, cash from operations, and the proceeds from the sale of fiber assets will be used to meet the ongoing cash requirements while the Company continues to execute the revenue growth plan and reduce quarterly cash usage. In addition, the Exit Facility allows for an additional $50 million of outstanding debt, which could be funded from our existing lender group or other parties.  Currently, the Company has used a total of $108 million, including outstanding letters of credit, against the Exit Facility.

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

Accounting for Stock-based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123 had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended September 30,
	2004	2003
Net loss applicable to common shares, as reported	$(353.6)	$(83.4)
Less: Total stock-based employee compensation expense determined under fair value based methods	(3.1)	(2.6)
Pro forma net loss applicable to common shares	$(356.7)	$(86.0)
Loss per share:
Basic and diluted, as reported	$(1.19)	$(0.30)
Basic and diluted, pro forma	$(1.20)	$(0.31)

	Nine months ended September 30,
	2004	2003
Net loss applicable to common shares, as reported	$(528.8)	$(242.7)
Less: Total stock-based employee compensation expense determined under fair value based methods	(9.5)	(7.0)
Pro forma net loss applicable to common shares	$(538.3)	$(249.7)
Loss per share:
Basic and diluted, as reported	$(1.80)	$(0.87)
Basic and diluted, pro forma	$(1.84)	$(0.90)

Basic and diluted loss per common share

Loss per common share has been computed using the weighted average number of shares of common stock outstanding.  All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants totaling approximately 125 million shares and 137 million shares at September 30, 2004 and 2003, respectively, may become dilutive.  Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been approximately 429 million and 423 million at September 30, 2004 and 2003, respectively.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees.  At September 30, 2004 and 2003, McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases.  As of September 30, 2004 and 2003 the guarantees total $24.2 million and $28.4 million, respectively, and expire over various periods through September 2016, corresponding with the termination of the lease agreements.

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

McLeodUSA entered into an executive employment agreement with its Chief Executive Officer, Chris A. Davis, as of October 14, 2004.  Under the agreement, McLeodUSA has agreed to make equalization payments, as necessary, to offset any reduction in certain annual cash compensation currently received by Ms. Davis from Forstmann Little.  The amount of such equalization payments is not to exceed $500,000 annually.

Note 2:  Trade Receivables

The composition of trade receivables, net, is as follows (in millions):

	September 30, 2004	December 31, 2003
Trade Receivables:
Billed	$67.2	$73.7
Unbilled	5.2	5.6
	72.4	79.3
Allowance for doubtful accounts and discounts	(12.1)	(13.7)
	$60.3	$65.6

Note 3:  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	September 30, 2004	December 31, 2003
Restructuring	$18.2	$32.5
Accrued sales/use/excise taxes	17.5	18.6
Accrued property taxes	12.3	10.9
Other	31.8	38.9
	$79.8	$100.9

Note 4:  Restructuring Charges

Changes in the carrying amount of the restructuring liability for the nine months ended September 30, 2004 is summarized as follows (in millions):

	Liability at December 31, 2003	Cash Payments Through September 30, 2004	Adjustments Through September 30, 2004	Remaining Liability September 30, 2004
Facility closure costs	$32.2	$(14.1)	$—	$18.1
Other contractual commitments	0.3	—	(0.2)	0.1
	$32.5	$(14.1)	$(0.2)	$18.2

Note 5:  Goodwill and Other Intangible Assets

In accordance with SFAS 142, Accounting for Goodwill and Other Intangibles (“SFAS 142”), goodwill and other indefinite lived intangible assets are not amortized but reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  SFAS 142 requires the identification of reporting units and the application of a two-step approach to assess goodwill impairment.  In order to identify potential impairment, McLeodUSA performs annual impairment tests of goodwill by comparing the fair value of its reporting unit with its carrying amount, including goodwill.  If the carrying amount of its reporting unit exceeds its fair value, the impairment loss is measured in the second step by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with its carrying amount.  McLeodUSA defined reporting units during its transitional and annual goodwill impairment test as an operating segment comprised of McLeodUSA’s consolidated operations.

For other indefinite lived intangible assets SFAS 142 requires that the impairment test consist of a comparison of the fair value of the intangible asset with its carrying amount.  If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  McLeodUSA has established July 1 as the date for its annual impairment test for both goodwill and its other indefinite lived intangible asset.  During the quarter ended June 30, 2004, the Company reviewed the specific requirements of SFAS 142 regarding the need for impairment testing between annual tests and concluded that there were no events or changes in circumstances that would more likely than not reduce the fair value of its reporting unit below its carrying amount.

McLeodUSA performed its annual goodwill impairment and other indefinite lived intangible assets evaluations using the July 1 test date in connection with the preparation of its financial statements for the quarterly period ending September 30, 2004.  These evaluations (for which management has engaged a third party appraisal firm) have indicated full impairment in the carrying amount of the Company’s goodwill and partial impairment in the McLeodUSA trade name.

In order to assess the fair value of goodwill the Company utilized both a market approach as well as an income approach utilizing a discounted cash flow model. The impairment is primarily based on the Company’s most recent projection of future operations, including the revised expected timing of retail and wholesale revenue growth made in connection with the third party discounted cash flow model used in determining the fair value of its reporting unit.  Consequently, McLeodUSA has recorded a non-cash impairment charge in its statement of operations for the three and nine months ended September 30, 2004 of $245.1 million, which represented the full carrying value of goodwill.

In order to assess the fair value of the McLeodUSA trade name, the Company applied an income approach utilizing a “relief from royalty” method of valuation.  Utilizing this approach, the Company determined that the trade name had a fair value of $64.9 million, as compared to its carrying value of $82.9 million, indicating partial impairment of $18.0 million.  The trade name impairment is primarily related to the reduced revenue forecast.  Consequently, McLeodUSA has recorded a non-cash impairment charge in its statement of operations for the three and nine months ended September 30, 2004 of $18.0 million.

Intangible assets with finite lives at September 30, 2004 and December 31, 2003 are summarized as follows (in millions):

	Gross	Accumulated Amortization	Net
September 30, 2004:
Deferred line installation costs	$142.1	$64.2	$77.9
Customer base	29.8	17.0	12.8
PrimeLine Trademark	0.9	0.5	0.4
	$172.8	$81.7	$91.1

	Gross	Accumulated Amortization	Net
December 31, 2003:
Deferred line installation costs	$127.7	$27.3	$100.4
Customer base	29.8	11.8	18.0
PrimeLine Trademark	0.9	0.3	0.6
	$158.4	$39.4	$119.0

Annual estimated amortization expense for intangible assets above for 2005 is $49 million, $26 million for 2006, and $2 million for 2007.

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

Changes in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2004 is summarized as follows (in millions):

Balance, December 31, 2003	$58.3
Interest accretion	2.7
Payments	(0.2)
Balance, September 30, 2004	$60.8

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

McLeodUSA paid approximately $1.9 million in fees in April 2004 to the lender group in connection with the approval of these amendments.  The Company is currently in compliance with the amended financial covenants under the Credit Agreement and Exit Facility.  As of September 30, 2004, McLeodUSA had drawn $80 million on the Exit Facility and made its planned $20 million withdrawal on October 20, 2004.  Currently, the Company has used a total of $108 million, including outstanding letters of credit, against the Exit Facility.

The Company was in full compliance with the amended covenants as of September 30, 2004.  Going forward the Company will need to increase its revenue and profitability in order to continue to meet the restrictive covenants.  If profitability does not increase as anticipated, the Company may be required to obtain waivers or further modifications of certain covenants in order to be in compliance with the credit agreements.  Based on the expected timing of the realization of certain retail and wholesale revenue initiatives, it is more likely than not that the Company will not meet the minimum revenue covenant as of December 31, 2004.  The Company has initiated discussions with its lender group regarding obtaining a waiver for this covenant.  Minimum revenue is no longer a restrictive covenant after December 31, 2004.  While the Company believes it has strong relationships with its lender group, there can be no assurance that the Company will be able to obtain a waiver and if not the lender group will have all of the rights and remedies afforded them under the Credit Agreement and Exit Facility, including the ability to accelerate the repayment of all amounts outstanding under the Credit Agreement and Exit Facility.

Interest expense of $1.4 million and $8.3 million was capitalized as part of the construction of the Company’s fiber optic network during the nine-month periods ended September 30, 2004 and 2003, respectively.

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

The FCC released its Triennial Review Order (“TRO”) in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the “Court of Appeals”). On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action (USTA II). The Court of Appeals ruled that the FCC’s delegation of final impairment decisions to state agencies was unlawful.  The Court also reversed the FCC’s nationwide finding regarding mass market switching, dedicated transport and its delegation of decision-making authority to the states. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to provide unbundled access at current prices to newly deployed technologies based on fiber and packet-switching capabilities. The Court also upheld the FCC’s findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to implement the TRO were suspended in some states and continued in other states. The Court originally stayed the effective date of its order for 60 days in order to provide the FCC with an opportunity to implement new unbundling rules.  Subsequently, on March 31, 2004, the FCC issued a press release and letters to a number of industry participants and trade associations encouraging industry members to engage in commercial negotiations to address issues raised in the TRO.  To facilitate these commercial negotiations, the FCC sought and obtained an additional 45-day stay from the Court of Appeals.   McLeodUSA has executed Confidentiality Agreements with Qwest and SBC, our primary suppliers of network facilities, and opened discussions with each of them. On or about June 11, 2004, the Chief Executive Officers of each RBOC sent a letter to the FCC in which each promised to maintain the status quo for unbundled switching until the end of the year.  On June 15, 2004, the stay of the Court of Appeals’ decision expired. The FCC and U. S. Department of Justice declined to appeal USTA II.  Competitive and interexchange carriers and an organization representing state regulatory agencies filed appeals to the U.S. Supreme Court and requested a stay.  The U.S. Supreme Court declined to issue a stay.  Various representatives of the FCC stated during July 2004 that the FCC desires to adopt interim unbundling rules in August 2004 and will concurrently issue a Notice of Proposed Rulemaking (‘NPRM”) intended to lead to final rules that the FCC will attempt to adopt before year-end.  On July 22, the FCC adopted and on August 22, 2004, the FCC released an Interim UNE Order (the “Interim Order”) establishing requirements that govern the availability of UNEs until the FCC adopts new, permanent unbundling rules.  The Interim Order maintained the RBOC obligations to provide UNEs at current prices until March 2005.  Verizon, Qwest and the United States Telephone Association (“USTA”) appealed the Interim Order to the Court of Appeals.  On October 4, all parties filed written comments with the FCC addressing permanent unbundling rules.  The Court of Appeals on October 6, 2004, issued a decision that puts on hold until January 4, 2005, the petition filed by Verizon, Qwest and USTA to immediately overturn the FCC’s Interim Order.  This decision by the Court of Appeals allows the FCC to complete new permanent UNE rules by year-end.  On October 12, 2004, the U.S. Supreme Court rejected the appeal asking the Court to hear an appeal of the Court of Appeals USTA II decision.  On October 19, all parties filed written reply comments with the FCC addressing the permanent unbundling rules.  Regardless of the success, or lack of success, of these commercial negotiations and adoption of interim and final unbundling rules on remand, it is likely that unbundling rules will be the subject of continued litigation.  There can be no assurance that our businesses will not be materially adversely affected by continued legal challenges to unbundling rules, new legislation passed in response to unbundling rules or any court decisions that result from continued legal challenge to unbundling rules or current law and regulations.

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

On October 18, 2004, the FCC released an Order that extends unbundling relief to the RBOCs for mass market fiber-to-the-curb loops with fiber that is within 500 feet of the premises.  The FCC also clarified that incumbent LECs are not required to add TDM capabilities into new packetized transmission facilities.  It is likely that this additional unbundling relief and new network modification rule will be the subject of litigation.  Such changes could limit our access to mass market customers and adversely affect our ability to compete.

On October 22, 2004, the FCC voted to eliminate any independent unbundling obligation under Section 271 of the Telecommunications Act of 1996 (“the ‘96 Act”) for any network element that has been removed from Section 251 of the ‘96 Act.  Such relief could limit our access to customers and adversely affect our ability to compete.

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

In May of 2004, the FCC announced a new rule governing CLEC access charges that imposed a limit on CLEC originating access rates to be no more than the rate charged by the ILEC for the same functionality. The FCC order stated its new rule limiting CLEC access charges was to be applied on a prospective basis. McLeodUSA filed tariff changes to implement the FCC’s new rule. The FCC’s Order also provided that under its prior rules, it would not have been unreasonable for a CLEC to charge an Interexchange Carrier (“IXC”) for those services at the higher benchmark rate. Certain IXCs challenged approximately $21 million of McLeodUSA’s access charges after the FCC issued its orders related to certain types of toll free traffic for prior periods based on sufficiency of tariff grounds. McLeodUSA has written contracts with two of the IXCs that identify the rates or source of rates that McLeodUSA is entitled to charge for interstate access services.  McLeodUSA continued to bill for its services at the benchmark rate until the FCC’s new rule went into effect in June of 2004 at which time it billed the revised rates required by the FCC’s new rule. As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation (“Sprint”) in the United States District Court for the Northern District of Iowa claiming that, by Sprint’s failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company. In addition to its breach of express contract claim against Sprint, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories. The Company is also considering recovery options against other IXCs that are challenging these charges. The Company believes that recovery of withheld amounts is probable; accordingly, no amounts have been reserved by the Company at September 30, 2004.

Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations that could have a material adverse effect on our business, results of operations and financial condition.  On September 8, 2004, the Washington state commission settled all issues with McLeodUSA for $25,000 plus other non-financial issues.  Several other state utility commissions have reviewed or are actively reviewing the propriety of certain agreements we entered into with Qwest, including Arizona, Colorado and Oregon, and these proceedings may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

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

Note 10:  Subsequent Event

Effective November 1, 2004, McLeodUSA entered into a Partial Termination and Reconveyance Agreement (the “Agreement”) with Level 3 Communications LLC (“Level 3”) which substantially terminates the Cost Sharing National IRU Agreement, dated April 26, 1999, and subsequent amendments (the “IRU Agreement”), between McLeodUSA and Level 3.  In connection the Agreement, McLeodUSA and Level 3 also entered into agreements with three other parties pursuant to which the parties replaced McLeodUSA in certain remaining portions of the IRU Agreement.  The agreements substantially return the assets conveyed in the IRU Agreement back to Level 3 and/or the other parties, thereby eliminating McLeodUSA’s remaining obligations, including operating and maintenance services and related expenditures.  McLeodUSA will receive cash consideration from Level 3 and the other parties of approximately $14.1 million.  These actions are part of the Company’s previously announced plan to dispose of non-core fiber assets.  McLeodUSA incurred no early termination penalties.

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

In the fourth quarter of 2001, the Company developed a revised strategic plan, which focused on profitable revenue growth in our 25-state footprint.  This plan served as the basis for our recapitalization with our principal shareholder, Forstmann Little & Co., our lender group, and our Preferred Shareholders, as well as the structuring of the Exit Facility (as defined below) and continues to serve as the basis of our yearly operating plans.

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

However, the Company’s revenues have not increased as forecasted and have been declining since 2002.  The decline in revenue has been driven by our program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by our customer base, reduction in access rates as mandated by the FCC, and lower prices for some of our products.  We have taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive sales leadership, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn.  While we believe that these actions will over time result in profitable new revenue growth, the timing and amount of that growth is yet to be determined.

The strategic plan and recapitalization anticipated that we would require additional funding to ultimately reach positive earnings and cash flow and established an exit financing facility (“Exit Facility”) of $160 million and obtained funding for $110 million of that facility as a revolver.  In order to access the Exit Facility, the Company must be in compliance with certain restrictive covenants.  In the first quarter of 2004 we recognized that as a result of the continued decline in revenues, it would be necessary to obtain an amendment to those covenants from our lender group.  We sought and obtained approval of amendments from our lender group on April 30, 2004 and were in full compliance with the amended covenants as of September 30, 2004.  Had the Company not obtained these amendments it would have been in default of the prior minimum trailing four-quarter revenue covenant but would have been in compliance with all other covenants. Going forward we will need to increase revenue and profitability in order to continue to meet the restrictive covenants.  If profitability does not increase as anticipated, the Company may be required to obtain waivers or further modifications of certain covenants in order to be in compliance with the credit agreements.  Based on the expected timing of the realization of certain retail and wholesale revenue initiatives, it is more likely that not that the Company will not meet the minimum revenue covenants as of December 31, 2004.  The Company has initiated discussions with its lender group regarding obtaining a waiver for this covenant.  Minimum revenue is no longer a restrictive covenant after December 31, 2004.  While the Company believes it has strong relationships with its lender group, there can be no assurance that the Company will be able to obtain a waiver and if not the lender group will have all of the rights and remedies afforded them under the Credit Agreement and Exit Facility, including the ability to accelerate the repayment of all amounts outstanding under the Credit Agreement and Exit Facility.

We have undertaken numerous actions to conserve cash over the past 18 to 24 months, including the reduction of capital expenditures and selling, general and administrative expenses (“SG&A”), as well as the execution of our extensive cost reduction efforts initiated in late 2001 and continuing through 2004.  In the second quarter of 2004 the Company implemented a revised business plan which incorporated additional actions focused on reducing SG&A expenses and conserving cash (see Management’s Discussion and Analysis — Liquidity and Capital Resources for additional details).  These actions have been completed and have resulted in a 22% reduction in SG&A expenses from the same quarter of last year.  Going forward we will continue to execute similar actions to conserve cash until our revenue growth initiatives take hold.  We have been selective in managing capital expenditures and do not believe that any of the reductions in capital spending will have a material impact on our ability to grow short-term revenues.  Ultimately, we believe the Company will be successful in executing its strategy to profitably grow revenue.  However, if the timing of such growth limits or restricts our access to the unused portion of the Exit Facility, then we would be required to initiate more aggressive expense reductions and potentially seek alternative sources of funding.  In the event the Company seeks alternative sources of funding, there can be no assurances such funding sources would be available.

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

As of September 30, 2004, we operated a network with 696 access nodes collocated in RBOC central offices.  We serve our customers by using various loop/access unbundled network elements (“UNEs”) provided by the RBOCs and aggregating them through our access nodes.  In turn, our access nodes are interconnected through approximately 39 service node locations where our switching/routing systems reside.  In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs.  Our service nodes are located in most of the major metropolitan areas across our footprint.  These service nodes are in turn interconnected by our high capacity, inter-city core network.  The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the McLeodUSA Annual Report on Form 10-K for the year ended December 31, 2003, describe the significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the third quarter of 2004.

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

Beginning in August of 2001, we initiated a new strategic plan that included a broad financial and operational restructuring.  Our new strategy was to refocus our business to be a facilities-based communication services provider within our 25-state footprint, improve business discipline and processes and reduce our cost structure, all with the goal of profitably growing revenues and generating positive cash flow from operations.  Key elements of the restructuring included abandonment of the national network plan, disposing of non-core businesses, reducing the employee base, consolidating facilities, reducing capital expenditures, and eliminating unprofitable services and unprofitable customers.

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

The Exit Facility and the Credit Agreement include restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries.  The Exit Facility and the Credit Agreement also contain restrictive covenants that limit our leverage ratio and require minimum levels of interest coverage and consolidated revenue.  On April 30, 2004 we entered into the Fifth Amendment to the Credit Agreement and the Second Amendment to the Exit Facility.  The approved amendments include changes to the minimum revenue, leverage ratio and interest coverage ratio covenants.  The minimum revenue covenant was amended to $825 million, $780 million, $760 million, and $770 million in the first quarter through fourth quarter of 2004, respectively.  There is no minimum revenue covenant in 2005.  The leverage ratio was replaced with a minimum cumulative EBITDA covenant (as defined in the Credit Agreement and Exit Facility, as amended) of $8 million, $16 million, $24 million and $34 million for the first through fourth quarters of 2004, respectively, and a trailing four quarter minimum EBITDA of  $49 million, $69 million, $89 million and $114 million for the first through fourth quarters of 2005, respectively.  The interest coverage ratio was amended to 1.0x for each of the four quarters of 2004 and 1.0x, 1.5x, 2.0x and 2.0x for the first through fourth quarters of 2005, respectively.  The Company offered and included in the amendment a downward revision to the capital expenditure limits for 2004 and 2005 to $75 million and $100 million, respectively.  There were no changes to the capital expenditure limit of $200 million for the years 2006 and beyond.  At September 30, 2004 we were in compliance with all restrictive covenants.

We paid approximately $1.9 million in fees in April 2004 to the lender group in connection with the approval of the Fifth Amendment to the Credit Agreement and the Second Amendment to the Exit Facility.  As of September 30, 2004 we were in compliance with the amended financial covenants under the Credit Agreement and Exit Facility and continued to have full access to the $110 million Exit Facility.  As of September 30, 2004, we had drawn $80 million on the Exit Facility and on October 20, 2004, we made our planned $20 million draw on the Exit Facility.  Currently, the Company has used a total of $108 million, including outstanding letters of credit, against the Exit Facility.

2004 Cash Flow

We ended September 30, 2004 with $26.1 million of cash and cash equivalents versus $56.5 million at December 31, 2003.  This decrease of $30.4 million resulted primarily from the following:

Operating Activities:
Increase in cash from operations, excluding changes in assets and liabilities	$8.2
Payments for restructuring liabilities	(14.1)
Source of cash from changes in assets and liabilities	7.6
Net cash provided by operating activities	1.7

Investing Activities:
Capital expenditures	(36.3)
Deferred line installation costs	(22.8)
Sale of assets	8.1
Net cash used by investing activities	(51.0)

Financing Activities:
Payments on long-term debt	(19.2)
Deferred financing fees	(1.9)
Proceeds from long-term debt	40.0
Net cash provided by financing activities	18.9

Net decrease in cash and cash equivalents	$(30.4)

The payments for restructuring liabilities primarily related to remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 as part of our restructuring.  The source of cash related to changes in assets and liabilities primarily related to an increase in accounts payable and a decrease in our trade accounts receivable balances.  We expect our cash requirements to pay restructuring liabilities to be less than $3 million during the remainder of 2004.

As discussed above, we have reduced our growth-related capital expenditure plan and expect to spend less than our prior forecast of $50 - $55 million during 2004.  The capital expenditure plan for the rest of 2004 remains dedicated to new product introduction, cost savings programs and strategic growth initiatives.  Deferred line installation costs are the result of costs required to add customers onto our network.  Our deferred line installation expenditures throughout the rest of 2004 will be dependent on the rate at which we add new customers.

During 2003, our borrowings under the Credit Agreement began amortizing and principal payments of $18.9 million were made in the first nine months of 2004.  During the fourth quarter of 2004, mandatory debt repayments under the Credit Agreement will total $7.8 million.  In March, July, and October of 2004, we borrowed $25.0 million, $15 million and $20 million, respectively, under our $110 million Exit Facility.  Currently, the Company has used a total of $108 million, including outstanding letters of credit, against the Exit Facility.

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

In light of the delay in revenue growth, the Company has taken additional steps to conserve cash and improve liquidity.  Actions that have been taken to generate further operational efficiencies and focused expense management are expected to result in approximately $8 million of quarterly SG&A run-rate savings by the fourth quarter of 2004.  We have reduced our growth related capital expenditure plan and now expect to spend approximately $50 million to $55 million in 2004 versus our initial plan of $65 million.  The capital expenditure plan for 2004 remains dedicated to new product introduction, cost savings programs and strategic growth initiatives.  In addition, we have re-initiated our plan to sell fiber assets.  This plan was originally developed as part of our 2002 recapitalization.  We did not implement the plan at that time due to our success in selling other non-core assets. We have completed approximately $5.5 million of fiber sales during the first nine months of 2004.  In addition, we completed an additional $14 million in fiber transactions early in the fourth quarter of 2004.  As a result of the actions described above the Company significantly reduced its cash usage in the third quarter of 2004 and expects to realize continuing benefits from these programs.

We ended September 30, 2004 with $26.1 million of cash on hand.  Per the most recent amendments to the credit agreement we made the planned $20 million withdrawal from the Exit Facility on October 20, 2004. Going forward the combination of these funds, cash from operations, and the proceeds from the sale of fiber assets will be used to meet the ongoing cash requirements while the Company continues to execute the revenue growth plan and reduce quarterly cash usage.  In addition, the Exit Facility allows for an additional $50 million of outstanding debt, which could be funded from our existing lender group or other parties.

Our ability to access the remaining unused portion of the Exit Facility requires compliance with certain restrictive covenants.  Those covenants require increases in the Company’s revenue and profitability over time.  If profitability does not increase as anticipated, the Company may be required to obtain waivers or further modifications of certain covenants in order to be in compliance with the credit agreements.  Based on the expected timing of the realization of certain retail and wholesale revenue initiatives, it is more likely than not that the Company will not meet the minimum revenue covenant as of December 31, 2004.  The Company has initiated discussions with its lender group regarding obtaining a waiver for this covenant.  Minimum revenue is no longer a restrictive covenant after December 31, 2004.  While the Company believes it has strong relationships with its lender group, there can be no assurance that the Company will be able to obtain a waiver and if not the lender group will have all of the rights and remedies afforded them under the Credit Agreement and Exit Facility, including the ability to accelerate the repayment of all amounts outstanding under the Credit Agreement and Exit Facility.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Revenue.  Total revenue for the quarter ended September 30, 2004 declined $42.9 million, or 20%, to $168.1 million from $211.0 million for the quarter ended September 30, 2003.  The following table compares our revenue for the three months ended September 30:

	2004	2003	Variance
Local	$90.1	$101.1	$(11.0)
Long distance	31.7	42.8	(11.1)
Data services and other	31.9	37.6	(5.7)
Carrier access	11.0	26.1	(15.1)
Indefeasible rights of use agreements including those that qualify as sales type leases	3.4	3.4	—
	$168.1	$211.0	$(42.9)

Total revenues declined by $42.9 million versus the third quarter of 2003 due to a continued decline in total customers, FCC mandated reduction in access rates, and lower long distance volume and rates.  The decrease in long distance revenue is attributed to both a 10% drop in the volume of minutes, primarily driven by lower usage patterns across our customer base, as well as a 18% decline in average rates from the three months ended September 30, 2003.  Local and long distance average revenues per customer have decreased year over year as the Company has reduced the cost of service and offered substantially more competitive pricing for these products.  Access revenues have decreased $15.1 million from the third quarter of 2003 primarily due to the final phase of the FCC mandated rate reduction which became effective July 1, 2004.  Included in revenues from indefeasible rights of use in the above table is $1.4 million and $1.6 million for the quarters ended September 30, 2004 and 2003, respectively, related to on-going revenues from operating leases.

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

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $94.1 million for the quarter ended September 30, 2004, a decrease of $23.3 million or 20% from the quarter ended September 30, 2003.  Approximately $9 million of the decrease reflects the results of our ongoing network cost reduction efforts that began in 2002, including least cost routing, network optimization including grooms, migration of customers to the McLeodUSA network and elimination of non-profitable customers.  The balance of the decrease is attributed to the reduction in revenues.  The cost of fiber related to sales and leases of network facilities was not significant for the quarters ended September 30, 2004 and 2003.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $62.5 million for the third quarter of 2004, a decrease of $17.5 million or 22% from 2003.  The decrease in SG&A year over year is primarily attributable to efficiencies realized as a result of our continuous process improvement program, which has been ongoing since early 2002 and additional actions to reduce expenses and manage cash which were implemented in the second quarter and will continue throughout 2004.  These combined actions have reduced non-essential expenses and reduced headcount from approximately 3,500 at September 30, 2003 to 2,500 employees at September 30, 2004.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $88.8 million for the quarter ended September 30, 2004, an increase of $2.2 million over the third quarter of 2003.  This increase was due to a higher depreciable asset base as a result of additional assets being placed in service during 2003 and 2004.

Impairment charge.  In accordance with SFAS 142, we performed our annual impairment tests of goodwill and other indefinite-lived intangible assets in connection with our preparation of the financial statements for the quarter ended September 30, 2004.  The tests resulted in a $263.1 million non-cash impairment charge to eliminate goodwill of $245.1 million and record impairment of $18.0 million on the McLeodUSA tradename.

Interest expense.  Gross interest expense was $12.2 million for the quarter ended September 30, 2004, an increase of $0.9 million over the third quarter of 2003 primarily related to higher outstanding borrowings during the period.  Net interest expense increased by $3.0 million in the quarter ended September 30, 2004 primarily due to lower capitalized interest as a result of lower construction in progress balances during the quarter and increased outstanding borrowing.  Interest expense of approximately $0.3 million and $2.4 million was capitalized as part of our construction of our fiber optic network during the quarter ended September 30, 2004 and 2003, respectively.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenue.  Total revenue for the nine months ended September 30, 2004 declined $106.0 million, or 16%, to $553.5 million from $659.5 million for the nine months ended September 30, 2003.  The following table compares our revenue for the nine months ended September 30:

	2004	2003	Variance
Local	$278.6	$313.9	$(35.3)
Long distance	100.7	136.7	(36.0)
Data services and other	101.1	106.9	(5.8)
Carrier access	66.0	95.0	(29.0)
Indefeasible rights of use agreements including those that qualify as sales type leases	7.1	7.0	0.1
	$553.5	$659.5	$(106.0)

Total revenues declined by $106.0 million versus the first nine months of 2003 due to a continued decline in total customers, FCC mandated reduction in access rates, and lower long distance volume and rates.  The decrease in long distance revenue is attributed to both a 13% drop in the volume of minutes, primarily driven by lower usage patterns across our customer base, as well as a 16% decline in average rates from the nine-month period ended September 30, 2003.  Local and long distance average revenues per customer have decreased year over year as the Company has reduced the cost of service and offered substantially more competitive pricing for these products.  Access revenues have decreased $29.0 million from 2003 primarily due to the final FCC mandated rate reduction.  Included in revenues from indefeasible rights of use in the above table is $4.3 million and $4.9 million for the nine month periods ended September 30, 2004 and 2003, respectively, related to on-going revenues from operating leases.

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

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $306.9 million for the nine month period ended September 30, 2004, a decrease of $76.0 million or 20% from the nine-month period ended September 30, 2003.  Approximately $36 million of the decrease reflects the results of our ongoing network cost reduction efforts that began in 2002, including least cost routing, network optimization including grooms, migration of customers to the McLeodUSA network and elimination of non-profitable customers. The balance of the decrease is attributed to the reduction in revenues.  The cost of fiber related to sales and leases of network facilities was $0.4 million for the nine months ended September 30, 2004 and totaled $0.8 million for the nine months ended September 30, 2003.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $206.7 million for the nine months of 2004, a decrease of $28.5 million or 12% from 2003.  Our continuous process improvement program, which has been ongoing since early 2002, and specific additional actions taken in the second quarter and continuing throughout 2004 have yielded significant reductions in SG&A expense.  As a result, headcount has been reduced from approximately 3,500 at September 30, 2003 to 2,500 employees at September 30, 2004.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $267.3 million for the nine months ended September 30, 2004, an increase of $13.4 million over the third quarter of 2003.  This increase was due to a higher depreciable asset base as a result of additional assets being placed in service during 2003 and 2004.

Impairment charge. In accordance with SFAS 142, we performed our annual impairment tests of goodwill and other indefinite-lived intangible assets in connection with our preparation of the financial statements for the quarter ended September 30, 2004.  The tests resulted in a $263.1 million non-cash impairment charge to eliminate goodwill of $245.1 million and record impairment of $18.0 million on the McLeodUSA tradename.

Interest expense.  Gross interest expense was $36.1 million for the nine months ended September 30, 2004, an increase of $1.9 million over the third quarter of 2003 primarily related to higher outstanding borrowings during the period.  Net interest expense increased by $8.7 million in the nine months ended September 30, 2004 due to lower capitalized interest as a result of lower construction in progress balances during the quarter and increased borrowings outstanding.  Interest expense of approximately $1.4 million and $8.3 million was capitalized as part of our construction of our fiber optic network during the nine months ended September 30, 2004 and 2003, respectively.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Upon the consummation of our restructuring on April 16, 2002, substantially all of our fixed rate debt was eliminated. We have variable rate debt of approximately $765 million under the Credit Agreement outstanding at September 30, 2004.  If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended September 30, 2004, quarterly interest expense would increase by $1.9 million.  This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

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

The FCC released its Triennial Review Order (“TRO”) in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the “Court of Appeals”). On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action (USTA II). The Court of Appeals ruled that the FCC’s delegation of final impairment decisions to state agencies was unlawful.  The Court also reversed the FCC’s nationwide finding regarding mass market switching, dedicated transport and its delegation of decision-making authority to the states. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to provide unbundled access at current prices to newly deployed technologies based on fiber and packet-switching capabilities. The Court also upheld the FCC’s findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to implement the TRO were suspended in some states and continued in other states. The Court originally stayed the effective date of its order for 60 days in order to provide the FCC with an opportunity to implement new unbundling rules.  Subsequently, on March 31, 2004, the FCC issued a press release and letters to a number of industry participants and trade associations encouraging industry members to engage in commercial negotiations to address issues raised in the TRO.  To facilitate these commercial negotiations, the FCC sought and obtained an additional 45-day stay from the Court of Appeals.   McLeodUSA has executed Confidentiality Agreements with Qwest and SBC, our primary suppliers of network facilities, and opened discussions with each of them. On or about June 11, 2004, the Chief Executive Officers of each RBOC sent a letter to the FCC in which each promised to maintain the status quo for unbundled switching until the end of the year.  On June 15, 2004, the stay of the Court of Appeals’ decision expired. The FCC and U. S. Department of Justice declined to appeal USTA II.  Competitive and interexchange carriers and an organization representing state regulatory agencies filed appeals to the U.S. Supreme Court and requested a stay.  The U.S. Supreme Court declined to issue a stay.  Various representatives of the FCC stated during July 2004 that the FCC desires to adopt interim unbundling rules in August 2004 and will concurrently issue a Notice of Proposed Rulemaking (‘NPRM”) intended to lead to final rules that the FCC will attempt to adopt before year-end.  On July 22, the FCC adopted and on August 22, 2004, the FCC released an Interim UNE Order (the “Interim Order”) establishing requirements that govern the availability of UNEs until the FCC adopts new, permanent unbundling rules.  The Interim Order maintained the RBOC obligations to provide UNEs at current prices until March 2005.  Verizon, Qwest and the United States Telephone Association (“USTA”) appealed the Interim Order to the Court of Appeals.  On October 4, all parties filed written comments with the FCC addressing permanent unbundling rules.  The Court of Appeals on October 6, 2004, issued a decision that puts on hold until January 4, 2005, the petition filed by Verizon, Qwest and USTA to immediately overturn the FCC’s Interim Order.  This decision by the Court of Appeals allows the FCC to complete new permanent UNE rules by year-end.  On October 12, 2004, the U.S. Supreme Court rejected the appeal asking the Court to hear an appeal of the Court of Appeals USTA II decision.  On October 19, all parties filed written reply comments with the FCC addressing the permanent unbundling rules.  Regardless of the success, or lack of success, of these commercial negotiations and adoption of interim and final unbundling rules on remand, it is likely that unbundling rules will be the subject of continued litigation.  There can be no assurance that our businesses will not be materially adversely affected by continued legal challenges to unbundling rules, new legislation passed in response to unbundling rules or any court decisions that result from continued legal challenge to unbundling rules or current law and regulations.

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

On October 18, 2004, the FCC released an Order that extends unbundling relief to the RBOCs for mass market fiber-to-the-curb loops with fiber that is within 500 feet of the premises.  The FCC also clarified that incumbent LECs are not required to add TDM capabilities into new packetized transmission facilities.  It is likely that this additional unbundling relief and new network modification rule will be the subject of litigation.  Such changes could limit our access to mass market customers and adversely affect our ability to compete.

On October 22, 2004, the FCC voted to eliminate any independent unbundling obligation under Section 271 of the Telecommunications Act of 1996 (“the ‘96 Act”) for any network element that has been removed from Section 251 of the ‘96 Act.  Such relief could limit our access to customers and adversely affect our ability to compete.

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

In May of 2004, the FCC announced a new rule governing CLEC access charges that imposed a limit on CLEC originating access rates to be no more than the rate charged by the ILEC for the same functionality. The FCC order stated its new rule limiting CLEC access charges was to be applied on a prospective basis. McLeodUSA filed tariff changes to implement the FCC’s new rule. The FCC’s Order also provided that under its prior rules, it would not have been unreasonable for a CLEC to charge an Interexchange Carrier (“IXC”) for those services at the higher benchmark rate. Certain IXCs challenged approximately $21 million of McLeodUSA’s access charges after the FCC issued its orders related to certain types of toll free traffic for prior periods based on sufficiency of tariff grounds. McLeodUSA has written contracts with two of the IXCs that identify the rates or source of rates that McLeodUSA is entitled to charge for interstate access services.  McLeodUSA continued to bill for its services at the benchmark rate until the FCC’s new rule went into effect in June of 2004 at which time it billed the revised rates required by the FCC’s new rule. As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation (“Sprint”) in the United States District Court for the Northern District of Iowa claiming that, by Sprint’s failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company. In addition to its breach of express contract claim against Sprint, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories. The Company is also considering recovery options against other IXCs that are challenging these charges. The Company believes that recovery of withheld amounts is probable; accordingly, no amounts have been reserved by the Company at September 30, 2004.

Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations that could have a material adverse effect on our business, results of operations and financial condition.  On September 8, 2004, the Washington state commission settled all issues with McLeodUSA for $25,000 plus other non-financial issues.  Several other state utility commissions have reviewed or are actively reviewing the propriety of certain agreements we entered into with Qwest, including Arizona, Colorado and Oregon, and these proceedings may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

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

McLEODUSA INCORPORATED
(registrant)

Date: November 9, 2004	By:	/s/ Chris A. Davis
Chris A. Davis
Chairman and Chief Executive Officer

Date: November 9, 2004	By:	/s/ G. Kenneth Burckhardt
G. Kenneth Burckhardt
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.