Form 10-K
period 2004-12-31
MCLEODUSA INC
filed 2005-03-25
CIK 919943

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004	Commission File Number: 0-20763

McLeodUSA Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1407240 (IRS Employer Identification No.)
McLeodUSA Technology Park 6400 C Street SW, P.O. Box 3177 Cedar Rapids, IA (Address of principal executive offices)	52406—3177 (Zip Code)

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, based upon the closing price of the registrant's common stock on June 30, 2004 is $48,526,990.32.*/

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2005, is:

  •
  Class A common stock, par value $0.01 per share: 196,148,210 shares

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

Information Regarding Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Annual Report on Form 10-K include statements about our future expectations. Statements that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such statements may include projections of financial and operational results and goals, including revenue, profitability, savings and cash. In some cases, you can identify these so-called "forward-looking statements" by our use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. These forward-looking statements are subject to known as well as unknown risks and uncertainties that may cause actual results to differ materially from our expectations. Our expectations are based on various factors and assumptions and reflect only our predictions. Factors that could cause actual results to differ materially from the forward-looking statement include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, our ability to continue as a going concern, our ability to implement a strategic transaction or a capital restructuring, current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms and changes in the competitive climate in which we operate. These and other risks are described in more detail in the Form 10-K under the heading "Business—Risk Factors" and throughout the Form 10-K. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

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

        McLeodUSA was founded in 1992 and completed an initial public offering in June 1996. Our Class A Common Stock is currently traded on the NASDAQ SmallCap Market under the symbol "MCLD," and our Series A Preferred Stock is traded on the NASDAQ SmallCap Market under the symbol "MCLDO." In April 2002, we completed a Chapter 11 reorganization pursuant to a plan of reorganization, as more fully discussed below under "Business—Chapter 11 Reorganization." On March 16, 2005, we announced, among other matters, that we would be pursuing strategic alternatives, including a capital restructuring, as more fully described below under "Business Strategy."

        We are a facilities-based telecommunications services provider with, as of December 31, 2004, 38 Asynchronous Transfer Mode switches, 39 voice switches, 699 collocations, 432 Digital Subscriber Line Access Multiplexers, four voice over internet protocol ("VoIP") network gateways, one call control element and approximately 2,400 employees. At December 31, 2004, we had approximately 348,000 customers.

        We derive our revenue from our core telecommunications and related communications services. These include local and long distance services; local data services such as dial-up and dedicated

Internet access services, using DSL, cable modem and dedicated T1 access; integrated access services, which link voice and data lines together on one high-speed connection; conference calling services; wireless services; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer's use; advanced communications services for larger businesses such as frame relay, private line, and ISDN; and value-added services such as virtual private networks, hosted Exchange and shared web hosting. For the year ended December 31, 2004, we derived approximately 70% of our total revenues from local and long distance services; 11% from access services; 15% from private line and data services; and 4% from other sources. Approximately 83% of our competitive communications services revenues were derived from retail sales and 17% from wholesale sales.

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

Business Strategy

  Vision Statement:

        Our vision is to be a world-class, value-added telecommunications services provider with excellent customer relationships and strong, team-oriented business and operational performance, exhibiting the hallmarks of integrity, accountability, and commitment to excellence while providing a profitable return to our shareholders. In order to execute our vision, we employ a strategy which consists of:

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

        Over the past year we took significant steps to continue executing our business strategy, including the following:

  Revenue Growth and New Products:

  •
  entered into a multi-year agreement with MCI to enable MCI to provide local telephone services to its residential customers using McLeodUSA facilities; MCI and McLeodUSA anticipate migrating a minimum of 200,000 local lines onto the McLeodUSA network;

  •
  launched Preferred AdvantageSM Dynamic Integrated Access, using the next generation of VoIP to offer integrated voice and data communications services over one single T-1 facility to customer locations, with planned expansion to a total of 35 markets within the Company's 25 state footprint by the end of the second quarter;

  •
  launched Preferred Advantage® Conference Calling, providing a full range of enhanced audio and web-based conferencing options for business customers;

  •
  launched Preferred Advantage® Hosted Exchange and Shared Web Hosting, including advanced email, company branding, meeting scheduler, shared calendar, shared contacts, collaborative task management, shared folders and contact management tools to increase efficiency and productivity with a user-friendly web portal, allowing business customers to manage all of their services;

  •
  launched Preferred Advantage® Managed Services for Dedicated Internet Access to business customers providing a totally managed, outsourced Internet service that combines Dedicated Internet Access network services from McLeodUSA with industry-leading customer premise equipment and network management software;

  •
  introduced new flexible Preferred Advantage® Local Voice packages providing customized local service with a choice of features and bundled services discounts;

  •
  expanded our Preferred Advantage® DSL services to include home/office networking and wireless service;

  Operational Improvements:

  •
  completed the annual StarQuality® certification program, certifying 100% of the employees who interact with our customers or network;

  •
  improved overall customer satisfaction to 93% from 92% at the end of 2003, and improved billing accuracy to 99.9%;

  •
  continued to enhance our facilities-based platform, successfully improving our customer platform mix, with over 70% of our customers on our own switching platforms;

  •
  continued overall network quality, consistently achieving 99.999% network reliability;

  •
  continued to further reduce cost of service through our ongoing cost reduction program focusing on network optimization including least cost routing and data integrity programs; and

  •
  streamlined processes and managed operations, expenses, cash flow and capital expenditures in line with revenues.

  Pursuit of Strategic Alternatives:

        As an independent communications services provider, realizing the revenue growth benefits of operational excellence continues to be a challenge for the Company as we compete against large, financially strong competitors with well-known brands. Most recently, the Federal Communications

Commission ("FCC") has finalized its unbundling rules and the communications industry consolidation has accelerated. With the recent merger announcements in the industry, we believe that the large telecommunications providers will likely become even more aggressive upon the closing of these transactions further challenging our ability to grow revenue.

        In light of the inability of the Company to achieve new revenue growth in excess of existing customer turnover and ultimately generate enough operating cash flow to service the existing level of debt, our Board of Directors has authorized the Company to pursue strategic alternatives. In support of these initiatives, we have hired Miller Buckfire Ying & Co., LLC and Gleacher Partners, LLC as the Company's financial advisors. We are now actively pursuing a strategic partner or a sale of the Company while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce the current debt level enabling the Company to achieve positive cash flow going forward.

        We believe that the Company's operational excellence combined with a highly trained workforce, state of the art product offerings and expansive network could provide strategic benefits to existing multi-state and regional telecom services providers. In addition, through the extensive cost reduction programs, which have been implemented over the past several years, we believe the Company's wholesale product suite offers an attractive alternative to UNE-P providers for local access lines and competitive long distance services.

        In the interim, the Company has entered a forbearance agreement with the lenders under its Credit Agreement, dated May 31, 2000, as amended (the "Credit Agreement,") and its Exit Credit Agreement dated April 16, 2002, as amended, (the "Exit Facility" or collectively, the "Credit Facilities.") with respect to scheduled principal and interest payments on its loans under which its lenders have agreed not to take any action as a result of non-payment by the Company of approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 and any related events of default through May 23, 2005.

  Financial Restructuring:

        In light of the revenue outlook and the Company's on-going cash requirements, the Company has also begun discussions related to a capital restructuring with its agent bank and a group of lenders acting as a steering committee for the lenders under the Credit Facilities. The Company and this committee are in negotiations related to terms of a capital restructuring which includes the conversion of a significant portion of the Company's current outstanding debt into equity. Under such a restructuring, the holders of the Company's current debt would become equity shareholders of the Company with the current holders of the preferred and common stock unlikely to receive any recovery.

        There can be no assurance that the Company will be able to reach an agreement with its lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the initial forbearance period on May 23, 2005. There also can be no assurance that the Company will be able to identify a suitable strategic partner or buyer or reach agreement with any such strategic partner or buyer on terms and conditions acceptable to the Company prior to the end of the initial forbearance period. In the event these alternatives are not available to the Company, it is likely that the Company will elect to forgo making future principal and interest payments to its lenders while it continues to seek an extended forbearance period or permanent capital restructuring from its lenders, or alternatively, the Company could be forced to seek protection from its creditors.

        While the Company continues to explore a variety of options with a view toward maximizing value for all of its stakeholders, none of the options presented to date have suggested that there will be any meaningful recovery for the Company's current preferred stock or common stock holders. Accordingly, it is unlikely that holders of the Company's preferred stock or common stock will receive any recovery in a capital restructuring or other strategic transaction.

        The Company believes that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services. The Company does not expect that the exploration of the alternatives described above will negatively impact its customers or vendors. The Company remains committed to continuing to provide the highest level of service to its customers and to maintaining its strong supplier relationships.

        We will continue to focus on providing world-class customer service, pursuing opportunities to profitably increase our revenue, reducing our cost of service and continuing our ongoing cash management programs as we pursue these strategic alternatives.

Network Facilities

        As of December 31, 2004, we operated a network with 699 access nodes collocated in Regional Bell Operating Company ("RBOC") central offices. We serve our customers by using various loop/access unbundled network elements ("UNEs") provided by the RBOCs and aggregating them through our access nodes. In turn, our access nodes are interconnected through approximately 39 service node locations where our switching/routing systems reside. In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs. Our service nodes are located in most of the major metropolitan areas across our footprint. These service nodes are in turn interconnected by our high capacity, inter-city core network. The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers.

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

  •
  local data services such as dial-up and dedicated Internet access services, including managed dedicated Internet services, using DSL, cable modem and dedicated T1 technologies;

  •
  long distance voice services such as outbound domestic and international long distance and toll free 800 services;

  •
  bandwidth and network facilities leasing, sales and services, including access services to carriers and wholesale purchasers;

  •
  conference calling services, including a full range of audio and web-based conferencing options for business customers;

  •
  wireless voice services for business utilizing the nationwide AT&T wireless network, now part of Cingular Wireless;

  •
  calling card capabilities;

  •
  long distance/inter-LATA data services such as frame relay and private line for large businesses;

  •
  advanced communications services such as virtual private networks, hosted Exchange and shared web hosting; and

  •
  integrated access services, utilizing both standard T1 technologies and the next generation VoIP, which link voice and data lines together on one high-speed connection.

        Our service offerings can be categorized into Retail Services and Wholesale/Carrier Services, each of which is discussed in more detail below.

  Retail Services—Preferred Advantage®:

        As of December 31, 2004, we provided service to about 348,000 customers on a competitive retail basis. Our customers consist of large enterprise business customers and small to medium-sized business customers in major metropolitan areas and in second- and third-tier markets in 25 states. In addition, we provided services to residential customers in second- and third-tier markets in 20 states. Since beginning sales activities in January 1994, we have increased our revenue from the sale of competitive communications services from $4.6 million for the year ended December 31, 1994 to $716.2 million for the year ended December 31, 2004.

        We have received state regulatory approval to offer local switched services using our own communications network facilities in each of the 25 states in our footprint. In addition, we offer additional local switched services using our own network facilities, either alone or in combination with network elements purchased from existing telephone companies, in selected markets in our 25-state footprint.

        We have interconnection agreements with Qwest Communications International Inc. ("Qwest") in all states where Qwest is the incumbent local telephone company, with SBC Communications Inc. (through its subsidiaries) ("SBC") in all states where SBC Midwest Corporation or Southwestern Bell Telephone Company is the incumbent local telephone company, and with Verizon (through its GTE entities) and BellSouth in certain states. These agreements allow us to purchase unbundled network elements to connect our switching equipment and facilities to customers, and to resell services of these entities. McLeodUSA recently signed a commercial agreement with Qwest for a replacement of the unbundled network element platform. The Qwest Platform Plus service enables McLeodUSA to continue offering service to our end users in those markets where McLeodUSA has no alternative means to service our customers. One of our goals is to serve as many customers as economically advantageous using primarily our own network facilities because we believe this will allow us greater ability to control network costs, meet our customer service goals and prepare for possible changes in the regulatory environment.

        As of December 31, 2004, we served 71% of our local service customers using our own switching facilities connected to an unbundled local loop network element purchased from an incumbent local telephone company; we served 25% of our local service customers using both local loops and local switching purchased as unbundled network elements from incumbent local telephone companies; and we served 4% of our local service customers through resale of incumbent carrier retail services. This distribution compares to 65%, 30% and 5%, respectively, at the end of 2003 and 52%, 33% and 15%, respectively, at December 31, 2002.

        We provide long distance service in some areas by purchasing communications network capacity, in bulk, from national long distance carriers, and routing our customers' long distance traffic over this capacity. In many of our local footprint states, we carry most of our long distance traffic on our own network facilities. Our integrated communications services are described below.

        In November 2002, we launched McLeodUSA Preferred Advantage products and services for both business and residential customers. This is our simplified product portfolio consisting of a variety of product and service choices ranging from simple local, long distance and Internet packages to tailored solutions of advanced communications for larger business customers. We continued the introduction of additional Preferred Advantage products and services during 2004.

        Residential Preferred Advantage® Services.    We offer end user residential customers integrated local, long distance, Internet and optional services such as calling card and residential 800 services directly in 20 states within our footprint. Product availability and pricing vary by market. Preferred Advantage products for residential customers include:

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

        Business Preferred Advantage® Services.    In addition to residential services, we offer Preferred Advantage solutions for small to mid-size businesses, including the following:

  •
  a choice of a variety of local service packages with a wide assortment of features;

  •
  long distance package plans based on anticipated calling patterns, flat rate per minute plans and standard per minute plans offering specific interstate and intrastate rates;

  •
  three Internet service options (dial-up, DSL, and dedicated high speed);

  •
  integrated access services, utilizing both standard T-1 technologies and the next generation of VoIP, which link voice and data lines on one high-speed connection;

  •
  optional services including voice mail, calling card, wire care, call restrictions, directory listing options, hunting, conference calling, and other calling, features such as call forward busy/don't answer;

  •
  conference calling services, including a full range of audio and web-based conferencing options for business customers;

  •
  wireless voice services for business utilizing the nationwide AT&T Wireless network, now part of Cingular Wireless; and

  •
  flexible term and volume discount plans.

        Large Businesses/Major and Strategic Accounts Preferred Advantage® Services.    McLeodUSA also serves large, major and strategic accounts that have more complex communications requirements with Preferred Advantage services which offer the ability to tailor customized solutions from a portfolio of services that include:

  •
  a choice of a variety of local service packages with a wide assortment of features;

  •
  long distance package plans based on anticipated calling patterns and flat rate per minute plans;

  •
  interstate/intrastate rate per minute plans for long distance;

  •
  standard and enhanced 800 toll-free services

  •
  dedicated local services using T-1 and/or ISDN access connections;

  •
  three Internet service options (dial-up, DSL, and dedicated high speed);

  •
  optional services including voice mail, calling card, wire care, call restrictions, directory listing options, hunting, conference calling, and other calling features such as call forward busy/don't answer;

  •
  flexible term and volume discount plans;

  •
  frame relay and private line services;

  •
  wireless voice services for business utilizing the nationwide AT&T Wireless network, now part of Cingular Wireless;

  •
  hosted exchange, shared web hosting and virtual private network services; and

  •
  integrated access services, utilizing both standard T1 technologies and the next generation of VoIP, which link voice and data lines on one high-speed connection.

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

  •
  wholesale local services using the Company's UNE-L facilities for other carrier's local customers which would otherwise be offered across UNE-P by an RBOC; and

  •
  other carrier access services.

        We entered into a multi-year agreement during 2004 with MCI whereby the Company will enable MCI to provide local telephone services to its residential customers using McLeodUSA facilities. The agreement provides for MCI and the Company to migrate a minimum of 200,000 local lines onto our UNE-L network by October 31, 2005.

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

        We continue to focus our sales and marketing efforts to target specific prospects and customers located in high potential markets, thereby increasing our opportunity to grow profitable revenue for our business. In addition to physically locating our sales force in these locations, we also matched our advertising and direct marketing efforts to these targeted markets to enhance our opportunities for success. Detailed prospecting tools were developed to identify high potential customer opportunities and increase sales force productivity.

        Our sales force training emphasizes a customer-focused sales and service approach. For business field sales, we utilize a dedicated account representative who handles initial sales to new customers, and then assign an account team with responsibility to service and maintain the customer throughout their lifecycle with McLeodUSA. Our Customer Service Centers are available 24 hours a day, 7 days a week, and 365 days a year to handle issues and trouble resolution for all of our customers. We require employees who either interact with our customers or touch our network to be StarQuality® certified. These employees are recertified annually. The goal of this extensive training and certification program is to ensure the highest levels of quality service for our customers.

        Our Customer Service Centers are organized into "Centers of Excellence," an innovative Customer Care program and service model designed to provide a more personalized and streamlined customer service experience. By promising end-to-end accountability to our customers, we believe our Center of Excellence concept allows for quick issue resolution, adds value to all interactions, and builds customer loyalty. Each of our Centers of Excellence are staffed with StarQuality certified cross-enterprise workgroups supporting customer communication, order fulfillment, billing accuracy and issue resolution, technical issue resolution, and customer retention. Customers are routed to the appropriate Center of Excellence representatives by way of Integrated Voice Response Unit technology. This technology allows the customer to identify their needs with an automated menu and transfers the call to a representative with skills and tools needed to resolve a specific issue quickly and effectively. This emphasis on a single point of contact for meeting customers' communications needs is very appealing to current and prospective customers, resulting in average customer satisfaction ratings exceeding 90% throughout 2004. All Call Centers are staffed with StarQuality certified representatives, ready and available 24 hours a day, 7 days a week, and 365 day a year.

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

        J. Walter Thompson serves as agency of record for our advertising, and Protocol Marketing Group manages direct marketing programs related to our Preferred Advantage products. In conjunction with J. Walter Thompson and Protocol, we launched an integrated marketing campaign to promote Preferred Advantage Wireless Service, designed specifically for businesses. The campaign included print advertising, radio spots, direct mail and bill inserts, supported with collateral and website content.

        In addition to the wireless campaign, we refreshed our other print advertising and radio spots to continue to focus on our key messages of superior customer service, network reliability and "no hidden charges or fine print." These ads were run in our key markets at various times throughout 2004. We also entered into an agreement with Vijay Singh, the top PGA Tour money winner in 2004, whereby he wore the McLeodUSA logo and participated in advertising, public relations and sales events during 2004.

Employees

        As of December 31, 2004, McLeodUSA and its subsidiaries had approximately 2,400 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees.

Chapter 11 Reorganization

        During 2002 we evaluated our capital structure and on January 31, 2002, McLeodUSA Incorporated, the parent company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 16, 2002, McLeodUSA Incorporated emerged from the Bankruptcy Court proceedings pursuant to the terms of its amended plan of reorganization (the "Plan"), which became effective on that date. The general unsecured creditors of McLeodUSA, except for the holders of all of its outstanding notes, were unaffected by the Chapter 11 proceedings and the Plan. As used in this Form 10-K, the term "Predecessor McLeodUSA" refers to McLeodUSA and its operations prior to April 17, 2002.

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

        Divestitures.    Our refocused business strategy and the Plan resulted in divestitures of approximately $1 billion of non-core assets in 2002 as follows:

  •
  Illinois Consolidated Telephone Company: On December 31, 2002, we completed the sale of Illinois Consolidated Telephone Company ("ICTC") and certain related telecommunication businesses to Homebase Acquisition Corp. for $271 million less the assumption of $20 million of debt resulting in gross proceeds of approximately $251 million. In connection with the transaction, McLeodUSA entered into a series of operating agreements with Homebase Acquisition Corp. and ICTC pursuant to which the parties will continue to provide services, such as wholesale long distance, telemarketing and fulfillment, and operator services. Pursuant to the terms of the Plan, $225 million of the net proceeds from the sale of ICTC were used to reduce the Term A and Term B loans under the Credit Agreement. We retained the balance of the proceeds, after fees and expenses.

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

  •
  Pubco: On April 16, 2002, we completed the sale of McLeodUSA Media Group, Inc. and its subsidiaries (collectively "Pubco") to Yell Group Limited for $600 million in cash. In connection with the transaction, we entered into a multi-year Publishing, Branding and Operating Agreement with Yellow Book, a subsidiary of Yell Group. This Agreement has been amended and restated, but continues to provide among other things, for the continued publishing of telephone directories under the McLeodUSA brand. The proceeds received from the sale were used to pay the holders of the Notes.

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

Telecommunications Industry

        The Annual Industry Telecom report disclosed that in 2003, total telecommunications industry revenue was $291 billion, local services revenue was $126 billion (over 43% of total), toll services revenue was $77 billion and wireless services revenue was $90 billion. The communications industry is undergoing substantial changes due to macroeconomic, regulatory, and technological developments, changes in the competitive landscape, and restructuring in the industry.

        The market for local exchange services consists of a number of distinct service components, including: switched and dedicated local calling services (including local usage and various features provided by the central office switch); local private line services (in which a transmission path between fixed points is dedicated to the use of a particular customer); wireless services and local network access services (in which various local network components are used to originate or terminate local and long distance calls). Other related services include operator services, Internet access, calling cards, publication of "white page" and "yellow page" telephone directories and the sale of business telephone equipment.

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

        The Telecommunications Act of 1996 (the "1996 Act") substantially expanded opportunities to compete with incumbent local telephone companies by eliminating state legal prohibitions on competition and requiring large incumbent local telephone companies to allow other providers (competitive local telephone companies) to purchase certain elements of the incumbent's network in order to offer service to end users. The 1996 Act also requires all telecommunications companies to allow other telecommunications providers to interconnect with their communications facilities and equipment on reasonable, non-discriminatory terms. In addition, all local telephone companies are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. All local telephone companies are also required to allow competitors nondiscriminatory access to poles, conduit space and other rights-of-way and to establish reciprocal arrangements for the transport and termination of traffic. A number of states have taken additional regulatory and legislative action to open local communications markets to competition.

        As a result of these and other developments, competitive local telephone companies have gained market share since the enactment of the 1996 Act. According to the FCC, as of June 2004, competitive local telephone companies provided 32 million, or 17.8% of the approximately 180 million in-service local telephone lines used by end users, representing 7% growth in competitive local telephone company market size during the first six months of 2004. About 23.4% of these lines are served over local loop facilities owned by the competitive local telephone companies.

        As a result of regulatory changes, the RBOCs are now permitted to offer long distance services. This has increased customer expectations that their telecommunications providers will be able to offer them a complete package of services (local, long distance, voice and data). Also, new technologies continue to emerge and evolve, which introduce or enhance products and/or help the industry to lower costs. Currently, it is unclear when such technological advances will fundamentally change the structure of the industry. Some emerging fixed wireless and VoIP technologies have begun to reduce the industry's dependence on the RBOC loops for the last mile to the customer, although VoIP technology still needs competitive access to last mile cable or fiber broadband facilities.

        The FCC estimates that high-speed (200 kbps or more in at least one direction) data lines connecting homes and businesses to the Internet increased by 15% during the first half of 2004, to a total of 32.5 million lines (or wireless channels) in service.

Competition

        The communications services industry is highly competitive. McLeodUSA faces intense competition in all of our markets. Our local exchange business competes with incumbent local telephone companies, which generally dominate their respective local telecommunications markets while also being our largest supplier, and wireless service providers, of which the two largest, Cingular and Verizon Wireless, are affiliated with RBOCs. Our largest local service competitors, the RBOCs, have gained approval to offer long distance services in all states. Our long distance services also compete with the services of a large number of other companies in the long distance marketplace in most states and with companies providing wireless services. Verizon, SBC, Qwest, AT&T, MCI and Sprint currently dominate the long distance market. The RBOCs have become important long distance competitors in each state in which we offer service. Our local and long distance services also compete with the services of other competitive local telephone companies in many markets. Most recently, the FCC has finalized its unbundling rules and the communications industry consolidation has accelerated. In addition, with the recent merger announcements in the industry, we believe that the large telecommunications providers will likely become even more aggressive upon the closing of these transactions further challenging our ability to grow revenue.

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

Regulation

        Our services are subject to federal, state and local regulation. In addition to industry specific regulation (such as FCC and state regulation of our telephone businesses), municipalities and other local government agencies regulate limited aspects of our business, such as use of government owned rights of way, construction permits and building codes. The following description covers some of the major regulations affecting us, but there are numerous other areas of regulation that materially influence our business.

        The FCC has jurisdiction over our telecommunications facilities and services to the extent they are used to provide, originate or terminate interstate or international telecommunications. The FCC also has declared jurisdiction over services classified as Information services such as DSL and VoIP. State regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate telecommunications services. Local governments may require McLeodUSA to obtain licenses, permits or franchises regulating use of public rights-of-way necessary to install and operate our networks. In addition, the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC. Through our subsidiaries, we hold various federal and state regulatory authorizations. We often join other industry members in seeking regulatory reform at the federal and state levels to open additional telecommunications markets to competition, and to preserve existing pro-competitive conditions.

        The FCC classifies us as a non-dominant carrier, so our interstate and international rates are not subject to material federal regulation. We must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory, and must maintain geographically averaged interstate rates as required by federal law. The FCC limits the charges that McLeodUSA and other competitive local telephone companies can charge to long distance companies for access services, and has a proceeding pending in which it is reviewing all types of intercarrier compensation. The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations and on sale of assets, including customers and discontinuation of services. The FCC has the authority to condition, modify, cancel, terminate or revoke such licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for such violations.

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

        McLeodUSA is required to make contributions to support federal and state universal service goals. Our contribution to federal universal service support programs is assessed against our interstate and international end user telecommunications revenues. The contribution factor for the fourth quarter of 2004 is 8.9% of our interstate and international end user telecommunications revenue. McLeodUSA's contribution to state universal service programs is assessed against our intrastate revenues. Although many states are likely to adopt an assessment methodology similar to the federal methodology, states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. In 2004, we paid approximately $10.4 million to the federal program and approximately $3.1 million to state programs.

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

        The FCC has implemented changes to its rules for telemarketing activities by telecommunications services providers. The FCC rules require us to implement procedures to avoid calling individuals who have placed their names on a national do-not-call list, limit our use of technologies that improve the efficiency of our telemarketing efforts, limit the hours in which we may place telemarketing calls, limit the number of calls abandoned and limit the time before which individuals are connected to a salesperson. Rules such as these reduce the effectiveness of our telemarketing efforts and result in additional customer acquisition costs. Several states have adopted similar measures with unique state requirements that require us to incur additional compliance costs.

        In addition to providing services as a regulated common carrier, through McLeodUSA Network Services, we provide certain competitive access services as a private carrier on a substantially non-regulated basis. In general, a private carrier is one that provides service to customers on an individually negotiated contractual basis, as opposed to a common carrier that provides service to the public on the basis of generally available rates, terms and conditions. Some of our operations are also subject to federal and state regulatory requirements, including, in some states, bonding requirements, due to our direct marketing and telemarketing.

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

        Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations that could have a material adverse effect on our business, results of operations and financial condition. Several state utility commissions have reviewed or are actively reviewing the propriety of certain agreements we entered into with Qwest. Investigations remain pending in Arizona and Colorado. These proceedings may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

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

        The 1996 Act imposes a number of access and interconnection requirements on all local telephone companies, including competitive local telephone companies, with additional requirements imposed on incumbent local telephone companies. These requirements are intended to ensure access to certain networks under reasonable rates, terms and conditions. The FCC has adopted rules regulating the pricing of the leasing of those elements of the incumbent local telephone company's network that must be made available to competitors known as unbundled network elements. The U.S. Supreme Court has upheld both the FCC's authority to adopt such pricing rules, and the specific pricing guidelines created by the FCC. In May 2002, however, a decision by the U.S. Court of Appeals for the District of Columbia ("Court of Appeals") overturned many of the FCC rules regarding which network elements must be separately made available, or unbundled, by the incumbent local telephone companies for lease by competitive local telephone companies.

        In 2002, the FCC issued a Notice of Proposed Rulemaking ("NPRM") on Wireline Broadband/Cable Modem Classification Proceedings. The subject of these proceedings is whether cable modem service and telecommunications broadband access to the Internet services should be subject to Title II and Computer II/III safeguards. The RBOCs have advocated asking the FCC to determine that their broadband services are "private carriage" only subject to Title I, which would mean that McLeodUSA would not be entitled to use network elements of the broadband network. The RBOCs have also requested that the FCC forbear from enforcing Title II regulations on RBOC broadband services, which if granted would have the same effect on McLeodUSA.

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

        On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action. The Court of Appeals ruled that the FCC's delegation of final impairment decisions to state agencies was unlawful. The Court also reversed the FCC's nationwide finding of presumptive impairment for mass-market switching, and dedicated transport and loops. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to unbundle loops made up of a combination of copper and fiber or to provide CLECs access to new fiber loops. The Court also upheld the FCC's findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. On December 15, 2004, the FCC adopted new permanent rules that became effective on March 11, 2005. The new permanent rules eliminate access to unbundled local switching under Section 251(c)(3) of the 1996 Act and provide for a 12-month transition for elimination of UNE-P during which RBOCs may charge an extra $1 on each existing UNE-P line. Since March 11, 2005, McLeodUSA must have a commercial agreement with an RBOC for a UNE-P replacement product to offer service to new customers using unbundled local switching from the RBOC in almost all states. The FCC also eliminated unbundled access to high capacity loops in certain central offices depending on the amount of business access lines and fiber collocators in a wire center. Information provided by Qwest and SBC to the FCC indicates that seventeen wire centers in the 25 state local footprint of McLeodUSA are affected by this new rule. In addition, McLeodUSA may not obtain more than ten unbundled DS1s loops to one premise served by any wire center. McLeodUSA also does not have access to unbundled DS3 loops in certain RBOC wire centers. McLeodUSA is also limited to one unbundled DS3 loop to a particular premise in each RBOC wire center. The FCC also eliminated access to unbundled high capacity facilities that carry traffic between RBOC wire centers known as transport facilities. There is also a limit of ten or less DS1s transport circuits between two wire centers where access to DS3 transport has been eliminated. Unbundled DS3 transport is unavailable between two RBOC wire centers with 24,000 or more business lines or at least three unmatched fiber collocators in each wire center. McLeodUSA is required to replace unbundled high capacity loops and transport facilities in the affected markets with services provided by a third party supplier, or higher priced special access services or other commercially priced offerings from an RBOC. On February 14, 2005, the RBOCs asked the Court of Appeals to overturn the FCC's new unbundling rules. On February 24, 2005, Verizon asked the FCC not to enforce one portion of the Triennial Review Remand Order ("TRRO") that permits competitive carriers to convert special access circuits to unbundled high capacity circuits priced at Total Element Long Run Incremental Cost ("TELRIC"). Verizon claims it will suffer irreparable financial harm unless the FCC stays this provision. The FCC denied Verizon's request. Verizon subsequently petitioned the Court of Appeals to prevent competitive carriers from availing themselves of this TRRO provision.

        There can be no assurance that our businesses will not be adversely affected by the FCC's new permanent unbundling rules, continued legal challenges to the FCC's unbundling rules, new legislation passed in response to the new unbundling rules or any court decisions that result from continued legal challenges to the unbundling rules or current regulations.

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

        Due to the growing deployment of VoIP services, the FCC and state commissions are conducting regulatory proceedings that could affect the regulatory duties and rights of entities such as McLeodUSA that plans to offer VoIP services. There is also regulatory uncertainty as to the imposition of access charges and other taxes, fees, and surcharges on VoIP services that in some manner transit over the Public Switched Telephone Network.

        In October 2002, AT&T Corporation filed a petition for declaratory ruling with the FCC with respect to phone-to-phone Internet Protocol telephony. The petition requested that the FCC declare that such services are exempt from the access charges applicable to circuit switched inter-exchange calls and that it is lawful to provide such service through local end user services. On April 21, 2004, the FCC denied AT&T's Petition, finding that AT&T's specific service offering is a telecommunications service; and (2) that access charges apply to the service. The FCC found that AT&T's offering involved an interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the public switched telephone network; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end users due to the provider's use of IP technology.

        Pulver.com filed a petition in February 2003 for declaratory ruling that asked the FCC to determine whether computer-to-computer calls over the Internet constituted a "telecommunications service" and, thus, were subject to access charges. On February 12, 2004, the FCC held that Pulver.com's service is neither telecommunications nor a telecommunications service. The FCC determined that because Pulver.com's peer-to-peer IP communications service does not offer or provide a transmission service, it is not offering "telecommunications" as defined under the 1996 Act. The FCC ruled that the service could not be classified as a "telecommunications service" under the 1996 Act because it is a free service not offered to the public for a fee. The FCC also decided to classify Pulver.com's service as an information service and intends to preempt state regulation of that service. These decisions, together with the results of other proceedings decided by, or pending before, the FCC could impact the terms and conditions under which the Company offers VoIP products and services.

        On September 22, 2003, Vonage Holdings Corporation ("Vonage"), filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, or vice versa, are interstate information services not subject to state regulation under the federal 1996 Act and existing FCC rules. On November 10, 2004, the FCC adopted an order ruling that Vonage's service was an interstate service not subject to state regulation. The FCC did not rule whether the service was a telecommunications service or an information service under the 1996 Act. This decision, together with the results of other proceedings decided by, or pending before, the FCC could impact the terms and conditions under which the Company offers VoIP products and services.

        On February 5, 2004, SBC Communications Inc. filed two petitions with the FCC relating to IP communications. The first requests a declaratory ruling that all services offered on an IP platform are interstate information services, not telecommunications services, and that they are immune from state regulation as a result. The second requests that the FCC forbear from applying certain common carrier regulation to services offered on IP platforms. The FCC has sought public comment with respect to SBC's forbearance petition, and, under the 1996 Act, the FCC must make a decision on the petition within one year of the petition's filing (with the possibility of a single 90-day extension available at the FCC's discretion). If the FCC does not act with respect to SBC's forbearance petition, the petition is deemed granted as a matter of law. On December 7, 2004, the FCC extended the time to respond to the forbearance petition to May 5, 2005. The FCC has requested comment with respect to SBC's petition for declaratory ruling. The Company cannot predict the outcome of this proceeding; however, a decision in this proceeding, together with the results of other proceedings decided by, or pending before, the FCC could impact the terms and conditions under which the Company offers VoIP products and services.

        The Company cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect the Company's operations or impose additional requirements, regulations or charges upon the Company's provision of Internet access and related Internet Protocol-based telephony services.

        The FCC has enacted local number portability ("LNP") rules that allow consumers to switch providers and keep their existing phone number. In 1996, wireline carriers were required to permit wireline-to-wireline LNP in all U.S. markets. As of May 24, 2004, wireless carriers were required to implement wireless-to-wireless LNP in all U.S. markets.

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

        On June 21, 2004, Qwest asked the FCC to determine that it was no longer the dominant carrier as the incumbent LEC in the Omaha, Nebraska, market and therefore did not have to comply with the market-opening requirements in Section 251(c)(3) of the 1996 Act. On February 11, 2005, the FCC granted itself an additional 90 days until September 16, 2005 to rule on the Qwest petition. If Qwest's petition is granted, McLeodUSA will lose access to unbundled loops required to serve customers in this market.

        On January 31, 2005, the FCC issued an NPRM on special access pricing for services offered by ILECs. The NPRM will reexamine the FCC's pricing flexibility rules on special access and consider whether new categories of special services should be established. For those markets where access to unbundled high capacity circuits has been eliminated, the pricing structure of special access circuits will impact the feasibility of using special access services to serve customers.

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

Executing Our Business Strategy Involves Substantial Risks

        There are substantial risks in implementing our business strategy, including:

  •
  the Company is actively pursuing a strategic partner or a sale of the Company and there can be no assurances that it will be successful locating a strategic partner or purchaser;

  •
  we could be forced to seek protection from creditors in a Chapter 11 bankruptcy filing if our lenders do not continue to forbear from exercising their rights under the Credit Facilities or execute a capital restructuring to eliminate the ongoing level of principal and interest payments;

  •
  it is unlikely that holders of the Company's current preferred or common stock holders will receive any recovery in any capital restructuring or other strategic transaction;

  •
  difficulties arising from a slower economy, which has adversely affected demand for communications services and may delay revenue growth and the length of time required to achieve profitability and positive cash flow;

  •
  the chance for adverse regulatory, legislative and other governmental developments during the course of implementing our business strategy;

  •
  reputation issues related to our financial situation and liquidity needs that increase the risk that we may fail to attract and retain customers;

  •
  potential difficulties in retaining quality management to execute our business strategy;

  •
  we may not have sufficient liquidity to continue to maintain our current operations; and

  •
  we may not have sufficient capital to continue to invest in improved business systems or new technologies to support a larger enterprise.

        One or more of these factors, individually or combined, could affect adversely our ability to conduct or to continue our operations.

Increased Competition in the Telecommunications Industry Makes it Difficult for us to Attract Customers and Grow Revenues

        Despite our operational efficiencies, it has become increasingly difficult to compete against large, financially strong competitors with well-known brands. Most recently, the FCC finalized its unbundling rules and consolidation in the communications industry has accelerated. With the recent merger announcements in the telecommunications industry, we believe that the large telecommunications providers will likely become even stronger, making it more difficult for us to compete.

We May be Unsuccessful in Finding a Strategic Partner or Purchaser

        The Company is actively pursuing a strategic partner or a sale of the Company, while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce current debt levels and to achieve future positive cash flow. There can be no assurances that the Company will be able to identify a suitable strategic partner or buyer or reach agreement with any strategic partner or buyer on terms and conditions acceptable to the Company. In any such transaction, the current holders of the Company's preferred and common stock are unlikely to receive any recovery.

Preferred and Common Stock Holders Are Not Likely to Receive Any Recovery in a Capital Restructuring or Other Strategic Transaction

        The Company has begun discussions related to a capital restructuring with its agent bank and a group of lenders acting as a steering committee for the lenders under its Credit Facilities. The Company and this committee are in negotiations related to terms of a capital restructuring which includes the conversion of a significant portion of the Company's current outstanding debt into equity. Under such a restructuring, the holders of the Company's current debt would become equity stockholders of the Company with the current holders of the preferred and common stock unlikely to receive any recovery.

We May be Forced to Seek Protection From Our Creditors

        The Company has entered into a forbearance agreement with its lenders with respect to scheduled principal and interest payments on its loans under which its lenders have agreed not to take any action as a result of non-payment by the Company of approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005, and certain related events of default through May 23, 2005. There can be no assurance that the Company will be able to reach an agreement with its lenders regarding a capital restructuring or continued forbearance and debt covenant relief prior to the end of the initial forbearance period. There can also be no assurance that the Company will be able to identify a suitable strategic partner or buyer or reach agreement with any such strategic partner or buyer on terms and conditions acceptable to the Company prior to the end of the initial forbearance period. In the event these alternatives are unavailable to the Company, it is likely that the Company will elect to forgo making future principal and interest payments to its lenders while it continues to seek an extended forbearance period from its lenders, and the Company could be forced to seek protection from its creditors.

Our Financial Statements Assume we can Continue as a "Going Concern"

        Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared assuming we can continue as a going concern. The report of our independent auditors accompanying our financial statements in this report on Form 10-K contains a comment stating that there is substantial doubt as to our ability to continue as a going concern.

        In the event our restructuring activities are not successful and we are required to seek protection from our creditors, additional significant adjustments may be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

Our Business Does Not Generate Positive Cash Flow

        To date, our telecommunication operations have not generated positive cash flow in any quarterly period. There can be no assurance that any of the strategic initiatives we have undertaken to improve our business and eventually generate positive cash flow will be successful in the time and of the magnitude required for us to continue operations or avoid seeking protection from our creditors.

We Expect to Continue to Incur Significant Losses Over the Next Several Years

        We have incurred net losses every year since we began operations. McLeodUSA incurred a net loss applicable to its common shares of $627.4 million for the year ended December 31, 2004 (which included a writedown of goodwill and other intangible assets of $263.1 million), $300.3 million for 2003, and $204.9 million for the period April 17, 2002 to December 31, 2002. We expect to incur significant continued operating losses during the next several years. If we are unable to generate an operating profit in the future, there may be material adverse consequences to our business and our ability to continue operating, including the need to seek protection from our creditors.

We Have a Risk of Inadequate Liquidity

        Our financial position may adversely affect the willingness of potential customers to purchase their communications services from us. We may need additional capital to expand our business and develop new products, which may be difficult to obtain. Failure to obtain additional capital may preclude us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures. Additionally, many of our critical suppliers of network services such as the RBOCs and IXCs are aware of our liquidity position and may seek to impose burdensome security deposits or require letters of credit that may negatively impact our liquidity position. There is no guarantee that these vendors will not be successful in imposing these requirements in light of our operating results and financial condition, or that the size of such deposit requirements would not have a material adverse affect on our liquidity and financial condition.

Failure to Raise Necessary Capital Could Restrict Our Ability to Develop Our Network and Services

        There can be no assurance that our capital resources will be sufficient to enable us to achieve operating profitability. Failure to generate or raise sufficient funds may require us to delay or abandon some of our plans or expenditures, which could harm our business and competitive position. We expect to meet our funding needs through various sources, including existing cash balances, cash flow from future operations, and proceeds from fiber sales. Our estimated aggregate capital expenditure requirements include the projected costs of:

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

        In light of our current discussions with the Lender group it is unlikely that we would be able to meet any additional financial needs by issuing additional debt or equity securities. We cannot assure that we will have timely access to additional financing sources on acceptable terms. Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs are restricted under the terms of the Credit Agreement and the Exit Facility, and there can be no assurance that the lenders thereunder will waive these restrictions if we need additional financing beyond that permitted. If they do not, we may not be able to develop our markets, operations, facilities, network and services as we intend.

Adverse Treatment of Cancellation of Debt Income and Net Operating Losses May Adversely Impact Our Financial Position

        We realized substantial cancellation of debt ("COD") income as a result of the implementation of the Plan. Because we were a debtor in a bankruptcy case at the time we realized the COD income, we were not required to include such COD income in our taxable income for federal income tax purposes. Instead, we were required to reduce certain of our tax attributes by the amount of COD income so excluded. We believe that all of the parent company's net operating loss carryovers ("NOLs") were eliminated and certain of our other tax attributes (including alternative minimum tax credit carryovers and the tax basis of certain property we own) were reduced or eliminated, as a result of COD income being excluded pursuant to the Plan. Some of the tax attributes of our subsidiaries would be reduced or eliminated if it is determined that such reductions must be applied on a consolidated group basis rather than on a separate company basis.

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

        A bankruptcy exception to the general Section 382 limitations may apply because our historic stockholders and creditors holding "qualified indebtedness" (as defined for purposes of Section 382) prior to the implementation of the Plan own at least 50% of our stock (by vote and value) after its implementation. Under this exception, our ability to utilize our pre-change NOLs would not be limited as described above, but the amount of our pre-change NOLs would be reduced by the amount of interest paid or accrued, during the current and immediately preceding three years, on the Notes in respect of which New Series A Preferred Stock was issued. The NOL adjustment for interest expense would be made prior to the tax attribute reductions described above. We believe we qualify for the bankruptcy exception.

The Financial Difficulties of the Company and Other Competitive Communications Providers Could Adversely Affect Our Image and Our Financial Results

        Many competitive local exchange carriers, long distance carriers and other communications providers have experienced substantial financial difficulties over the recent past. These financial difficulties may diminish our ability to obtain further capital and may adversely affect the willingness of potential customers to purchase their communications services from us. They may also create network risk to the extent that long distance carriers with whom we do business are adversely affected.

Our Common Stock is Subject to Dilution

        The issuance of shares of Class A Common Stock or options to management and employees would result in additional dilution of the prior equity interests of the holders of the Class A Common Stock that could adversely affect the market price and the value of Class A Common Stock. Moreover, the exercise of the warrants to purchase Class A Common Stock would result in a further dilution of the prior equity interests of the holders of the Class A Common Stock. There can be no assurance that we will not need to issue additional equity securities in the future in order to execute our business plan if we do not achieve our projected results or for other reasons, which could lead to further dilution to holders of the Class A Common Stock.

        As previously discussed, the Company is likely to complete a restructuring or other strategic transaction in the near future. Upon completion of any such transaction, the Company's preferred and common stockholders are not likely to receive any recovery in such transaction.

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

        As discussed above, the Company is likely to complete a restructuring or other strategic transaction in the near future. Upon completion of any such transaction, the Company's preferred and common stockholders are not likely to receive any recovery in such transaction.

The Warrants for McLeodUSA Class A Common Stock Will Not Be Listed and May Have Limited Liquidity

        We have not and do not intend to list the warrants to purchase shares of Class A Common Stock on the NASDAQ Stock Market or any national securities exchange. This may make the warrants illiquid and adversely affect the ability of holders thereof to sell warrants.

        As discussed above, the Company is likely to complete a restructuring or other strategic transaction in the near future. Upon completion of any such transaction, the Company's preferred and common stockholders are not likely to receive any recovery in such transaction.

Risk of NASDAQ Delisting Our Common Stock

        McLeodUSA is required to meet certain requirements to ensure continued listing on the NASDAQ SmallCap Market, including NASDAQ Marketplace Rule 4310(c)(4), which requires common stock listed on the SmallCap Market maintain a minimum bid price of $1 per share (the "Bid Price Rule"). McLeodUSA received notice on June 21, 2004 and December 21, 2004 from the NASDAQ Stock Market that it is not in compliance with the Bid Price Rule. The June 21 notice granted McLeodUSA an initial 180-day compliance period to regain compliance with the Bid Price Rule. The December 21 notice granted McLeodUSA an additional 180-day compliance period, or until June 16, 2005, to regain compliance with the Bid Price Rule. Additional compliance periods are not available under current rules. If the Company does not regain compliance with the Bid Price Rule after expiration of the current 180-day compliance period, its Class A Common Stock would be subject to NASDAQ delisting pending an appeals process. McLeodUSA has not, as of March 25, 2005, regained compliance with the Bid Price Rule.

        Failure to comply with other quantitative and qualitative listing criteria of the NASDAQ SmallCap Market could also result in the delisting of our common stock. A delisting from the NASDAQ SmallCap Market may adversely affect the liquidity and market price of our common stock.

        As discussed above, the Company is likely to complete a restructuring or other strategic transaction in the near future. Upon completion of any such transaction, the Company's preferred and common stockholders are not likely to receive any recovery in such transaction.

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

The Loss of Key Personnel Could Weaken Our Technical and Operational Expertise, Hinder the Development of Our Markets and Lower the Quality of Our Service

        For various reasons including the current pursuit of a strategic transaction or capital restructuring, we may not be able to retain experienced and innovative personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could cause us to make less successful strategic decisions, which could hinder the development of our markets. We could also be less prepared for technological or marketing problems, which could reduce our ability to serve our customers and lower the quality of our services. As a result, our financial condition could be adversely affected.

        Chris A. Davis, our Chairman and Chief Executive Officer and G. Kenneth Burckhardt, our Executive Vice President and Chief Financial Officer, both play an important role within our company. Loss of these senior executives or other members of senior management could adversely affect our financial condition.

The Success of Our Communications Services Will Depend on Our Ability to Keep Pace with Rapid Technological Changes in Our Industry

        Communications technology is changing rapidly. These changes influence the demand for our services and the competition we face. We need to be able to anticipate these changes and to develop and bring to market new and enhanced products and services quickly enough for the changing market. An inability to keep pace with technological change, whether for financial or other reasons, could have a material adverse effect on our ability to increase our revenue, attract and retain new and existing customers and remain competitive.

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

        In order to interconnect our network equipment and other communications facilities to network elements controlled by the RBOCs, we must enter into, maintain and renew interconnection agreements with them. Interconnection obligations imposed on the RBOCs by the Telecommunications Act of 1996 have been and continue to be subject to a variety of legal proceedings. In addition, the proposed merger of SBC and AT&T and Verizon or Qwest and MCI could significantly impact the availability of acceptable interconnection agreements without incurring the expense of lengthy negotiations and arbitrations with an RBOC in each state. Both AT&T and MCI dedicated significant internal and external resources to negotiate and arbitrate interconnection agreements that many competitive carriers used as model agreements, which will no longer be available if the proposed mergers are consummated. There can be no assurance that we will succeed in obtaining interconnection agreements on terms that would continue to permit us to offer local services using our own communications network facilities at profitable and competitive rates. See "Business—Regulation" and "Legal Proceedings."

        Finally, as elements of the RBOC network that CLECs have access to on an unbundled basis are removed or "delisted" by federal and/or state agencies with authority to make such determinations,

RBOCs may choose to offer those elements on a commercial rather than a regulated basis. However, RBOCs may offer such elements under terms and conditions that make these elements uneconomical for McLeodUSA to use when providing service to our customers. McLeodUSA recently signed a commercial agreement with Qwest for a replacement of the unbundled network element platform. The Qwest Platform Plus ("QPP") service enables McLeodUSA to continue offering service to our end users at a reduced margin in those markets where McLeodUSA has no alternative means to service our customers. McLeodUSA has been unable to reach an agreement with SBC for a similar replacement product in the SBC region. There can be no assurance that we will succeed in obtaining commercial agreements on terms that would continue to permit us to offer local services using the RBOC network facilities at profitable and competitive rates.

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

        The RBOCs are also pursuing actions to make it more difficult for McLeodUSA to act as a wholesale provider of communications services. SBC is attempting to limit CLECs to using UNEs to serve only their own end user customers. Both SBC and Qwest are trying to impose new network configuration requirements that prohibit use of Local Interconnection Service Trunks for terminating anything but local traffic from a CLEC's end user customers. If successful in their efforts, the RBOCs will make it more costly for McLeodUSA to serve customers and act as a wholesale provider of communications services.

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

RBOCs' Being Allowed to Offer Bundled Local and Long Distance Services in Our Markets Could Cause Us to Lose Customers and Revenue and Could Make It More Difficult for Us to Enter New Markets

        Before being allowed to provide long distance services to customers in a state where it has been the dominant local telephone company, an RBOC was required to show compliance on a state-by-state basis that certain competitive conditions set forth in the Telecommunications Act of 1996 have been met. The RBOCs have successfully shown compliance in all states. After obtaining authorization to provide interLATA services within a state, the RBOCs have generally been successful in gaining significant market share for such services. In addition, the ability of the RBOCs to expand their service offerings enhances their competitive position for local and other services. As a result of their obtaining long distance authority, the RBOCs could cause us to lose customers and revenues and make it more difficult for us to compete.

Intense Competition in the Communications Services May Adversely Impact Our Competitive and Financial Position

        We face intense competition in all of our markets. This competition could result in loss of customers and lower revenue for us. It could also make it more difficult for us to enter new markets. Entrenched, traditional local telephone companies, including Qwest, SBC, BellSouth and Verizon, currently dominate their local communications markets and are gaining long distance market share in many states. We rely on them to provide our services and they are increasingly providing long distance and other integrated communications services. Three major competitors, AT&T, MCI and Sprint, dominate the long distance market, in which the RBOCs are increasingly gaining market share. A large number of other companies also compete in the long distance marketplace. Many companies, including AT&T, MCI and Sprint, also compete in the local and long distance marketplace. While we own a substantial amount of switching and transmission facilities, and are expanding our local networks, we must rely on the purchase of facilities from AT&T, MCI, Sprint and others to provide long distance services. Thus, our ability to compete is partially dependent on the willingness of our larger competitors and others to make available to us on favorable terms switching and transmission facilities or capacity.

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

Developments in the Wireless Telecommunications Industry Could Make It More Difficult for Us to Compete

        The wireless telecommunications industry is experiencing increasing competition, consolidation and significant technological change. Wireless Internet services, high speed data services and other more advanced wireless services are also gaining in popularity. These developments may make it more difficult for us to gain and maintain our share of the communications market, which may facilitate the migration of wireline usage to wireless services. Although we have begun to offer wireless services in our bundle of services offered to business customers, we do not offer such service to our other customers. In addition, we are dependent on the wireless network of a third party to offer wireless services. Any change in the price or other terms on which the service is provided to us, or an inability to access current wireless technologies, could have an adverse effect on our ability to compete. We could also face additional competition from users of new wireless technologies including, but not limited to, currently unlicensed spectrum.

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

Government Regulation May Increase Our Cost of Providing Services, Slow Our Network Construction and Subject Our Services to Additional Competitive Pressures

        Our facilities and services are subject to federal, state and local regulations. The time and expense of complying with these regulations could slow down our network construction, increase our costs of providing services and subject us to additional competitive pressures. One of the primary purposes of the Telecommunications Act of 1996 was to open the local telephone services market to competition. While this has presented us with opportunities to enter local telephone markets, it also provides important benefits to the RBOCs, such as the ability to provide long distance service to customers in their respective regions. In addition, we need to obtain and maintain licenses, permits and other regulatory approvals in connection with some of our services. Any of the following could adversely affect our business:

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

Triennial Review Order and the Triennial Review Remand Order May Affect our Business

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

        On remand from the Court of Appeals, the FCC adopted new permanent rules that take effect on March 11, 2005. The new permanent rules eliminate access to unbundled local switching under Section 251(c)(3) of the 1996 Act and provide for a 12-month transition for elimination of UNE-P during which RBOCs may charge an extra $1 on each existing UNE-P line. After March 11, 2005, McLeodUSA must have a commercial agreement with an RBOC for a UNE-P replacement product to offer service to new customers using unbundled local switching from the RBOC. The FCC also eliminated unbundled access to high capacity loops in certain central offices depending on the amount of business access lines and fiber collocators in a wire center. Information provided by Qwest and SBC to the FCC indicates that seventeen wire centers in the 25 state local footprint of McLeodUSA are affected by this new rule. In addition, McLeodUSA may not obtain more than ten unbundled DS1s to one premise served any wire center. McLeodUSA will also not have access to unbundled DS3 loops in certain RBOC wire centers. McLeodUSA is also limited to one unbundled DS3 loop to a particular premise in each RBOC wire center. The FCC also eliminated access to unbundled high capacity facilities that carry traffic between certain RBOC wire centers known as transport facilities. There is also a limit of ten or less DS1s transport circuits between two wire centers where access to DS3 transport has been eliminated. Unbundled DS3 transport is unavailable between two RBOC wire centers with 24,000 or more business lines or at least three unmatched fiber collocators in each wire center. McLeodUSA will be required to replace unbundled high capacity loops and transport facilities in the affected markets with services provided by a third party supplier, or higher priced special access services or other commercially priced offerings from an RBOC. On February 14, 2005, the RBOCs asked the Court of Appeals to overturn the FCC's new unbundling rules. There can be no assurance that our businesses will not be adversely affected by the FCC's new permanent unbundling rules, continued legal challenges to the FCC's unbundling rules, new legislation passed in response to the new unbundling rules or any court decisions that result from continued legal challenges to the unbundling rules or current regulations.

        There can be no assurance that our businesses will not be adversely affected by the TRO and TRRO, continued legal challenges to the TRRO, new legislation passed in response to the TRO and TRRO or any court decisions that result from continued legal challenge to the TRRO or current regulations.

The Proposed Mergers of AT&T and MCI with RBOCs May Impact Our Ability to Challenge the RBOCs in Federal and State Proceedings That Will Determine Our Ability to Offer Services and Our Cost of Services.

        On January 31, 2005, SBC and AT&T announced their proposed merger. On February 14, 2005, Verizon and MCI also announced their proposed merger. Qwest is also pursuing a potential merger with MCI. The acquisitions of AT&T and MCI remain subject to federal, certain state regulatory and shareholder approvals and customary closing conditions. Since enactment of the 1996 Act, MCI and AT&T have been the primary opponents of the RBOCs in federal and state legislative and regulatory forums that related in any manner to the 1996 Act, FCC rules implementing the Act, and state laws fostering competition in local exchange markets. These two IXCs served as the primary source of funding for a variety of CLEC coalitions that fought the actions of the RBOCs in state and federal regulatory and judicial proceedings. AT&T and MCI also dedicated significant internal resources to federal and state regulatory and court proceedings such as TELRIC dockets in which the costs of unbundled network elements were set by state agencies. The merger of these two IXCs into the RBOCs will provide the RBOCs the extensive resources of these IXCs. In addition, these proposed mergers could eliminate the primary source of RBOC opposition in virtually every key regulatory and legislative forum. McLeodUSA and the remainder of the independent CLEC industry may not have the resources to replace the loss of internal and external resources provided by AT&T and MCI. There can be no assurance that our business will not be adversely affected by the mergers of SBC and AT&T and MCI and another RBOC should these mergers be consummated.

ITEM 2.    PROPERTIES.

        Our headquarters are located in Cedar Rapids, Iowa, on 48 acres we own and on which we have developed an office complex known as McLeodUSA Technology Park. The buildings consist of a two-story, 320,000-square-foot office building which also houses telephone switching and computer equipment and a 36,000-square-foot maintenance building and warehouse.

        We also conduct business activities at many other locations, either leased or owned. These include facilities located throughout our 25-state footprint used in connection with the construction and operation of our network. Our locations also include approximately 38 sales offices in our 25-state footprint as of December 31, 2004. The following are the principal facilities at which we have business operations:

  •
  25,800 square feet of office space in Houston, Texas, under a lease expiring in July 2008;

  •
  27,000 square feet of office space in Springfield, Missouri, under a lease expiring in November 2007; and

  •
  163,700 square feet of office space in Tulsa, Oklahoma, which serves as the headquarters for our network operations, under a lease expiring in December 2007.

        We are selectively divesting ourselves of real estate that is no longer necessary to our operations.

ITEM 3.    LEGAL PROCEEDINGS.

        Former Chairman Clark E. McLeod, former President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a consolidated class action entitled In re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the "Iowa Class Action"), alleging inter alia, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Individual Defendants moved to dismiss the consolidated amended complaint in the Iowa Class Action. That motion was denied. Discovery is ongoing. One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 Case, seeking at least $104,650 on its own behalf and no less than approximately $300 million (plus interest, costs and attorneys' fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and, together with the Iowa Class Action, the "Securities Claims"). The Bankruptcy Claims were transferred from the bankruptcy court in Delaware to the Iowa court, and consolidated with the Iowa Class Action on February 1, 2005. As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to McLeodUSA's indemnification obligations in connection with the claims alleged again the Individual Defendants in the consolidated amended complaint, estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002, the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

        McLeodUSA has indemnification obligations running to the Individual Defendants, the terms of which provide for no limitation to the maximum potential future payments under such indemnifications. McLeodUSA is unable to develop an estimate of the maximum potential amount of future payments under the indemnifications due to the inherent uncertainties involved in such litigation. McLeodUSA maintains insurance, subject to limitations set forth in the policies, which is intended to cover the costs of claims made against its current and former Directors and Officers, including the Individual Defendants.

        McLeodUSA, as successor to Caprock Communications Corporation, is a defendant in a lawsuit brought by Alcatel USA Marketing, Inc. ("Alcatel"), in County Court No. 5, Dallas County, Texas, entitled Alcatel USA Marketing, Inc vs. Caprock Communications Corporation and McLeodUSA Holdings, Inc., Cause No. CC04-11573-E. Plaintiff alleges breach of a 1994 supply agreement and certain purchase orders issued in 2000 under the agreement. Alcatel seeks damages of approximately $6.3 million plus interest, costs and attorneys' fees. McLeodUSA has filed an answer denying liability, including asserting that a May 17, 2002 Privileged Settlement Communication between the parties rendered the purchase orders in dispute null and void. The suit is in its early stages. McLeodUSA intends to vigorously defend against these claims.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs. McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint and with the FCC to reduce regulatory oversight and regulation over rates, network access and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these changes could make it more difficult for McLeodUSA to challenge the RBOCs' actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.

        The FCC released its TRO in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the "Court of Appeals"). On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action (USTA II). The Court of Appeals ruled that the FCC's delegation of final impairment decisions to state agencies was unlawful. The Court also reversed the FCC's nationwide finding regarding mass market switching, dedicated transport and its delegation of decision-making authority to the states. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to provide unbundled access at current prices to newly deployed technologies based on fiber and packet-switching capabilities. The Court also upheld the FCC's findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to implement the TRO were suspended in some states and continued in other states. The FCC and U. S. Department of Justice declined to appeal USTA II. Competitive and interexchange carriers and an organization representing state regulatory agencies filed appeals to the U.S. Supreme Court and requested a stay. The U.S. Supreme Court declined to issue a stay. On July 22, the FCC adopted and on August 22, 2004, the FCC released an Interim UNE Order (the "Interim Order") establishing requirements that govern the availability of UNEs until the FCC adopts new, permanent unbundling rules. The Interim Order maintained the RBOC obligations to provide UNEs at current prices until March 2005. Verizon, Qwest and the United States Telephone Association ("USTA") appealed the Interim Order to the Court of Appeals. On October 4, all parties filed written comments with the FCC addressing permanent unbundling rules. The Court of Appeals on October 6, 2004, issued a decision that puts on hold until January 4, 2005, the petition filed by Verizon, Qwest and USTA to immediately overturn the FCC's Interim Order. On October 12, 2004, the U.S. Supreme Court rejected the appeal asking the Court to hear an appeal of the Court of Appeals USTA II decision. On December 15, 2004, the FCC announced adoption of revised permanent unbundling rules that it believes are in compliance with prior appellate decisions. These new unbundling rules impact access to local switching, high capacity loops, high capacity transport, dark fiber, and entrance facilities. The FCC also adopted a transition plan for those elements that will no longer be UNEs. The Company believes that the new rules are predominantly supportive of its facilities-based (UNE-L) strategy. The new unbundling rules became effective March 11, 2005.

        Regardless of the success, or lack of success, of commercial negotiations with Qwest and SBC and adoption of final unbundling rules, it is likely that unbundling rules will be the subject of continued litigation. There can be no assurance that our businesses will not be materially adversely affected by continued legal challenges to unbundling rules, new legislation passed in response to unbundling rules or any court decisions that result from continued legal challenge to unbundling rules or current law and regulations.

        The FCC has an open docket proposing to reform intercarrier compensation. An industry group known as the Intercarrier Compensation Forum provided a recommended framework for reforming intercarrier compensation related to switched access and reciprocal compensation charges. Other coalitions provided competing recommendations for reforming intercarrier compensation to the FCC in the Fall 2004. The FCC is evaluating all proposals and has solicited further comments on the issue. A final decision is expected no earlier than the first quarter of 2006, and the current framework of intercarrier compensation rules could be materially affected.

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

        On October 22, 2004, the FCC voted to eliminate any independent unbundling obligation under Section 271 of the 1996 Act for any network element that has been removed from Section 251 of the 1996 Act. Such relief could limit our access to customers and adversely affect our ability to compete.

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

        In April 2001, the FCC released an Order in which it established a benchmark rate at which CLECs' interstate access charges would be presumed reasonable and which a CLEC could impose on an interexchange carrier ("IXC") by tariff. In May of 2004, the FCC announced a new rule governing CLEC interstate access charges that imposed a limit on CLEC access charges when the CLEC did not directly serve the end user. The new rule provided that the charge could be no more than the rate charged by the ILEC for the same functionality. The FCC order stated its new rule limiting CLEC interstate access charges was to be applied on a prospective basis. McLeodUSA filed tariff changes to implement the FCC's new rule. The FCC's Order also provided that under its prior rules, it would not have been unreasonable for a CLEC to charge an IXC for those services at the higher benchmark rate. Some IXCs have disputed and withheld payment of billed access charges for wireless originated toll free calls and have also withheld payments due to the Company for other charges. The Company, in response to these actions, has also withheld payments from them. As of March 3, 2005, the amounts charged by the Company but not paid by these IXCs are: MCI, approximately $6.4 million; Sprint, approximately $4.7 million; and Qwest, approximately $4.9 million. The Company's withholdings, all of which are less than the amounts withheld by the IXCs are: MCI, approximately $3.4 million; Qwest, approximately $3.8 million; and Sprint, approximately $0.8 million. In total, approximately $23.5 million of access charges are disputed by these three IXCs related to certain types of toll free traffic for prior periods based on alleged insufficiency of tariff grounds. McLeodUSA has written contracts with two of the IXCs that identify the rates or source of rates that McLeodUSA is entitled to charge for interstate access services. McLeodUSA continued to bill for its services at the full benchmark rate until the FCC's new rule went into effect as of June 22, 2004 at which time it billed at the revised rates in accordance with by the FCC's new rule. As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation ("Sprint") in the United States District Court for the Northern District of Iowa claiming that, by Sprint's failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company. In addition to its breach of express contract claim against Sprint, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories. McLeodUSA filed suit against Qwest Corporation in this same court to recover charges unpaid by Qwest. Qwest filed suit against McLeodUSA in Denver, CO, contesting these charges. On March 23, 2005, the federal court in Northern District of Iowa issued a ten-day temporary restraining order preventing Qwest from terminating certain services to the Company in connection with the dispute. A further hearing is currently scheduled for April 9 and 10, 2005. On March 22, 2005, the Company and MCI filed demands for binding arbitration in connection with these disputes. On December 15, 2004, the FCC issued an order in US Telepacific reaffirming that its rule limiting CLEC access rates to be no more than the rate charged by the ILEC for the same functionality, adopted in May 2004, was to be applied on a prospective basis only, and that it was not unreasonable for a CLEC to charge the full benchmark rate for traffic to or from end-users of other carriers, provided that the carrier serving the end-user did not also charge the IXC and provided that the CLEC's charges were otherwise in compliance with and supported by its tariff. The Company believes that recovery of withheld amounts is probable; accordingly, no amounts have been reserved by the Company at December 31, 2004. However, certain of the underlying issues have never been litigated and are largely questions of first impression.

        McLeodUSA is a defendant in a lawsuit brought by SBC and its affiliates in the U.S. District Court in the Eastern District of Missouri. SBC alleges that McLeodUSA conspired with one or more of Global Crossing and its affiliates, certain named competitive local exchange carriers, and/or certain unnamed "least cost routers" to breach SBC's state or federal tariffs, unjustly enrich themselves, and commit fraud on SBC. SBC alleges that the defendants knowingly disguised long distance calls that were terminated to SBC so that they appeared to SBC to be local calls thereby depriving SBC of the difference between the access charge rate owed for termination of long distance calls and the reciprocal compensation rate owed for termination of local calls. McLeodUSA's answer is due April 1, 2005. McLeodUSA intends to vigorously defend against these claims.

        On March 17, 2005, AT&T sent a letter to the Company demanding in excess of $8 million in settlement of a claim under an Engineering and Construction Management Agreement between AT&T and CapRock Telecommunications Corp. dated November 1999. The claim principally relates to construction and fiber optic cable costs incurred in connection with construction of the Ring 3 fiber optic cable project from Tulsa, OK to Oklahoma City, OK from 1999 to 2000. The Company denies that it owes the moneys, and continues to review the merits of the case.

        Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations that could have a material adverse effect on our business, results of operations and financial condition. On September 8, 2004, the Washington State commission settled all issues with McLeodUSA for $25,000 plus other non-financial issues. Several other state utility commissions have reviewed or are actively reviewing the propriety of certain agreements we entered into with Qwest, including Arizona and Colorado, and these proceedings may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR MCLEODUSA COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        McLeodUSA Class A Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "MCLD." McLeodUSA Class B Common Stock and Class C Common Stock are neither registered under the Securities Act of 1933 nor publicly traded. The following table sets forth for the periods indicated the high and low sales price per share as reported by the NASDAQ National Market.

	High	Low
2003
First Quarter	$1.04	$0.51
Second Quarter	$1.55	$0.53
Third Quarter	$1.82	$0.86
Fourth Quarter	$1.78	$1.00
	High	Low
2004
First Quarter	$2.39	$1.28
Second Quarter	$1.61	$0.47
Third Quarter	$0.67	$0.31
Fourth Quarter	$1.00	$0.23

        As previously discussed, the Company is likely to complete a restructuring or other strategic transaction in the near future. Upon completion of any such transaction, the Company's preferred and common stockholders are not likely to receive any recovery in such transaction.

        On March 1, 2005, there were 4,719 holders of record of our Class A Common Stock, two holders of record of our Class B Common Stock and one holder of record of our Class C Common Stock, all $.01 par value per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table presents certain information about our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	53,686,499	$1.18	11,487,298
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	53,686,499	$1.18	11,487,298

ITEM 6.    SELECTED FINANCIAL DATA.

        In connection with our reorganization, McLeodUSA completed the sale of certain businesses, including Pubco and ICTC and associated businesses. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, the Selected Consolidated Financial Data of McLeodUSA below reflects these businesses and other businesses that were sold as discontinued operations. The financial information presented for 2000 and 2001 is unaudited. For a more detailed discussion of SFAS 144 and the basis of presentation of McLeodUSA's financial statements, see Item 8. "Financial Statements and Supplementary Data" in this Form 10-K.

        The adoption of fresh start accounting as of April 16, 2002 materially changed the amounts previously recorded in the consolidated financial statements. Due to the requirements of SOP 90-7, the financial results for the periods subsequent to April 17, 2002 have been separately presented under the label "Reorganized McLeodUSA."

Selected Consolidated Financial Data of McLeodUSA
(In millions, except per share data)

	Predecessor McLeodUSA			Reorganized McLeodUSA
	December 31, 2000	December 31, 2001	January 1— April 16, 2002	April 17— December 31, 2002	December 31, 2003	December 31, 2004
	(unaudited)	(unaudited)
Operations Statement:
Revenue	$948.2	$1,276.4	$311.4	$680.7	$869.0	$716.2
Operating Expenses
Cost of service (exclusive of depreciation and amortization expense shown separately below)	600.7	845.7	211.2	410.3	498.9	393.8
Selling, general and administrative	384.8	470.3	108.9	240.4	312.2	268.4
Depreciation and amortization	343.9	538.2	126.3	217.9	340.5	356.8
Reorganization charges, net	—	—	1,596.8	—	—	—
Restructuring, asset impairment and other charges (adjustments)	—	2,942.1	(6.8)	(0.1)	(0.2)	262.9

Total operating expenses	1,329.4	4,796.3	2,036.4	868.5	1,151.4	1,281.9

Operating loss	(381.2)	(3,519.9)	(1,725.0)	(187.8)	(282.4)	(565.7)
Interest expense, net	(102.3)	(241.2)	(33.2)	(30.8)	(35.8)	(48.2)
Other (expense) income	(24.5)	109.8	2.0	(0.5)	22.5	(10.6)
Gain on cancellation of debt	—	—	2,372.8	—	—	—

(Loss) income from continuing operations	(508.0)	(3,651.3)	616.6	(219.1)	(295.7)	(624.5)
Income from discontinued operations	30.7	51.5	167.1	17.7	—	—

Net (loss) income	(477.3)	(3,599.8)	783.7	(201.4)	(295.7)	(624.5)
Gain on exchange of preferred stock	—	851.2	—	—	—	—
Preferred stock dividend	(54.4)	(45.9)	(4.8)	(3.5)	(4.6)	(2.9)

(Loss) income applicable to common shares	$(531.7)	$(2,794.5)	$778.9	$(204.9)	$(300.3)	$(627.4)

Basic and diluted (loss) income per common share:
(Loss) income from continuing operations	$(1.01)	$(4.59)	$0.97	$(0.80)	$(1.07)	$(2.12)
Discontinued operations	0.06	0.08	0.27	0.06	—	—

(Loss) income per common share	$(0.95)	$(4.51)	$1.24	$(0.74)	$(1.07)	$(2.12)

Weighted average common shares outstanding	558.4	620.3	627.7	276.3	280.4	296.2

	Predecessor McLeodUSA		Reorganized McLeodUSA
	December 31,		December 31,
	2000	2001	2002	2003	2004
	(unaudited)	(unaudited)
Balance Sheet Data:
Current assets (excluding assets held for sale)	$362.3	$322.0	$289.9	$144.5	$128.5
Assets held for sale	880.0	781.2	11.1	2.0	—
Working capital (deficit)	370.5	(2,499.8)	22.4	(42.6)	(62.5)
Property and equipment, net	2,704.9	2,459.0	1,203.1	1,007.7	728.7
Total assets	7,357.0	4,755.1	2,000.3	1,630.6	1,025.8
Long-term debt, less current maturities	2,709.4	945.5	704.9	717.3	727.8
Redeemable convertible preferred stock	1,000.0	156.1	172.6	131.1	75.4
Stockholder's equity (deficiency)	2,756.1	27.0	775.8	521.7	(46.8)
	Predecessor McLeodUSA			Reorganized McLeodUSA
	December 31, 2000	December 31, 2001	January to April 16, 2002	April 17— December 31, 2002	December 31, 2003	December 31, 2004
	(unaudited)	(unaudited)
Other Financial Data:
Capital expenditures
Property, plant and equipment	$1,138.3	$631.2	$37.2	$88.0	$78.4	$49.4
Business acquisitions	$2,293.8	$43.5	$—	$—	$—	$—

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

Executive Overview

        In the fourth quarter of 2001,we developed a revised strategic plan, which focused on profitable revenue growth in our 25-state footprint. This plan served as the basis for our recapitalization with our principal shareholder, Forstmann Little & Co., lender group, and Preferred Shareholders, as well as the structuring of the Exit Facility and continues to serve as the basis of our yearly operating plans.

        In order to execute our plan we initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues. Over the past three years we have successfully executed nearly all of these programs. The operational and certain financial results of the Company, as reported in its quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

        However, the Company's revenues have not increased as forecasted and have been declining since 2002. The decline in revenue was driven primarily by our program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by our customer base, reduction in access rates as mandated by the FCC, and lower prices for some of our products. We have taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive sales leadership, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn. To date, these actions have not resulted in profitable new revenue growth which continues to be a challenge as we compete against large, financially strong competitors with well-known brands. With the recent merger announcements in the industry, we believe that the large telecommunications providers will likely become even more aggressive upon the closing of these transactions further challenging our ability to grow revenue.

        In light of the inability of the Company to achieve new revenue growth in excess of existing customer turnover and ultimately generate enough operating cash flow to service the existing level of debt, our Board of Directors has authorized the Company to pursue strategic alternatives. In support of these initiatives, we have hired Miller Buckfire Ying & Co., LLC and Gleacher Partners, LLC as the Company's financial advisors. We are now actively pursuing a strategic partner or a sale of the Company while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce the current debt level enabling the Company to achieve positive cash flow going forward.

        We believe that the Company's operational excellence combined with a highly trained workforce, state of the art product offerings and expansive network could provide strategic benefits to existing multi-state and regional telecom services providers. In addition, through the extensive cost reduction programs, which have been implemented over the past several years, we believe the Company's wholesale product suite offers an attractive alternative to UNE-P providers for local access lines and competitive long distance services.

        In the first quarter of 2004 we recognized that as a result of the continued decline in revenues, it would be necessary to obtain an amendment to certain restrictive covenants in the Company's Credit Facilities from its lender group. We sought and obtained approval of amendments from our lender group on April 30, 2004. Based on the expected timing of the realization of certain retail and wholesale revenue initiatives, we believed it was more likely than not that we would not meet the minimum revenue covenant as of December 31, 2004. On December 3, 2004, we entered into the Sixth Amendment to the Credit Agreement, and the Third Amendment to the Exit Facility. The Company paid approximately $2.8 million in fees to the lender group in connection with the approval of these amendments. Had we not obtained the April 2004 and December 2004 amendments we would have been in default of the revenue covenant but would have been in compliance with all other covenants.

        We have undertaken numerous actions to conserve cash, including the reduction of capital expenditures and selling, general and administrative expenses ("SG&A"), as well as the execution of extensive cost reduction efforts initiated in late 2001 and continuing through 2004. In the second quarter of 2004 we implemented a revised business plan which incorporated additional actions focused on reducing SG&A expenses and conserving cash. In addition, we been selective in managing capital expenditures and do not believe that any of the reductions in capital spending will have a material impact on our ability to service our customers.

        We ended December 31, 2004 with $50.0 million of cash on hand. Currently, we have used a total of $108 million, including outstanding letters of credit, against the Exit Facility. In light of our current level of cash and the upcoming required payments under the Credit Facilities, we have begun discussions with our agent bank and a group of lenders acting as a steering committee for the lenders under our Credit Facilities. The Company has entered a forbearance agreement with our lenders with respect to scheduled principal and interest payments on our loans whereby the lenders agree not to take any action as a result of non-payment by the Company of approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 and any related events of default through May 23, 2005. On March 22, 2005, we elected not to make $2.8 million of interest payments on such loans and, as a result, an event of default occurred and we are required to accrue an additional two percentage points of interest on such loans as provided in the forbearance agreement. We believe that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

        In light of the revenue outlook and the Company's on-going cash requirements, we have also begun discussions related to a capital restructuring with our agent bank and a group of lenders acting as a steering committee for the lenders under our Credit Facilities. The Company and this committee are in negotiations related to terms of a capital restructuring which includes the conversion of a significant portion of the Company's current outstanding debt into equity. Under such a restructuring, the holders of our current debt would become equity shareholders of the Company with the current holders of the preferred and common stock unlikely to receive any recovery.

        There can be no assurance that we will be able to reach an agreement with our lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the initial forbearance period on May 23, 2005. There also can be no assurance that we will be able to identify a suitable strategic partner or buyer or reach agreement with any such strategic partner or buyer on terms and conditions acceptable to us prior to the end of the initial forbearance period. In the event these alternatives are not available to the Company, it is likely that we will elect to forgo making future principal and interest payments to our lenders while we continue to seek an extended forbearance period or permanent capital restructuring from our lenders, or alternatively, the Company could be forced to seek protection from its creditors.

        While we continue to explore a variety of options with a view toward maximizing value for all of our stakeholders, none of the options presented to date have suggested that there will be any meaningful recovery for the Company's current preferred stock or common stockholders. Accordingly, it is unlikely that holders of the Company's preferred stock or common stock will receive any recovery in a capital restructuring or other strategic transaction.

        Our financial statements for the period ending December 31, 2004 are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, but we may not be able to continue as a going concern. The report of our independent registered public accounting firm accompanying our financial statements in this report on Form 10-K contains a comment stating that there is substantial doubt as to our ability to continue as a going concern. In the event our restructuring activities are not successful and we are required to seek protection from our creditors, additional significant adjustments may be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

Overview of Our Business

        We derive our revenue from our core telecommunications and related communications services. These include local and long distance services; local data services such as dial-up and dedicated Internet access services, using DSL, cable modem and dedicated T1 access; integrated access services, which link voice and data lines together on one high-speed connection; conference calling services; wireless services; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer's use; advanced communications services for larger businesses such as frame relay, private line, and ISDN; and value-added services such as virtual private networks, hosted Exchange and shared web hosting.

        As of December 31, 2004, we operated a network with 699 access nodes collocated in RBOC central offices. We serve our customers by using various loop/access UNEs provided by the RBOCs and aggregating them through our access nodes. In turn, our access nodes are interconnected through approximately 39 service node locations where our switching/routing systems reside. In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs. Our service nodes are located in most of the major metropolitan areas across our footprint. These service nodes are in turn interconnected by our high capacity, inter-city core network. The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers.

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

Basis of Presentation

        During the period from January 31, 2002 to April 16, 2002, McLeodUSA operated as a debtor-in-possession. The consolidated financial statements during the period from January 31, 2002 to April 16, 2002, the effective date of the Plan, have been prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). We adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The consolidated statement of operations for the period January 1, 2002 to April 16, 2002 separately discloses expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after the filing of the voluntary petition for relief under Chapter 11 by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law. See Note 2 to the consolidated financial statements for further discussion of the emergence from bankruptcy.

        Upon emergence from bankruptcy, we implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of McLeodUSA was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity. We recorded a $1.5 billion reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of McLeodUSA's $1.15 billion estimated reorganized equity value as of April 16, 2002. We also recorded a $2.4 billion gain on the cancellation of debt on April 16, 2002, pursuant to the Plan.

        For the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002, the operating results of businesses sold have been reported as discontinued operations in the consolidated statements of operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        As a consequence of the reorganization occurring as of April 16, 2002, the financial results for the twelve months ended December 31, 2002 have been separately presented under the label "Predecessor McLeodUSA" for the period January 1, 2002 to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17, 2002 to December 31, 2002. For discussion purposes below, the periods January 1,

2002 to April 16, 2002 and April 17, 2002 to December 31, 2002 have been added together to compare to the year ended December 31, 2003.

Liquidity and Capital Resources

        Prior to August 2001, McLeodUSA grew rapidly by focusing on top-line revenue growth, which required significant capital for the construction of local and long distance voice networks and a national data network and included the acquisition of numerous businesses. By mid-2001, due to certain factors, including but not limited to complications related to our rapid growth and a general downturn in the economy and the telecommunications sector in particular, we were not meeting internal expectations in terms of profitability and cash flow.

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

        We initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues. Over the past three years we have successfully executed nearly all of these programs. The operational and certain financial results of the Company, as reported in our quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

        As an independent communications services provider, realizing the revenue growth benefits of operational excellence continues to be a challenge for the Company as we compete against large, financially strong competitors with well-known brands. Most recently, the FCC has finalized its unbundling rules and the communications industry consolidation has accelerated. With the recent merger announcements in the industry, we believe that the large telecommunications providers will likely become even more aggressive upon the closing of these transactions further challenging our ability to grow revenue.

        As discussed in the "Executive Overview," we are pursuing strategic alternatives and are now actively pursuing a strategic partner or a sale of the Company while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce the current debt level enabling the Company to achieve positive cash flow going forward.

        Our financial statements for the period ending December 31, 2004 are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, but we may not be able to continue as a going concern. The report of our independent registered public accounting firm accompanying our financial statements in this report on Form 10-K contains a comment stating that there is substantial doubt as to our ability to continue as a going concern. In the event our restructuring activities are not successful and we are required to seek protection from our creditors, additional significant adjustments may be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

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

        As provided for in the Third Amendment to the Credit Agreement, we entered into the Exit Facility with a consortium of banks upon consummation of the Plan on April 16, 2002. The Exit Facility consists of a revolving credit facility of $110 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the Credit Agreement.

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

        The Exit Facility and the Credit Agreement include restrictions as to, among other things, additional indebtedness, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries. The Exit Facility and the Credit Agreement also contain restrictive covenants that require minimum levels of interest coverage and EBITDA (as defined in the Credit Facilities, as amended).

        On April 30, 2004 we entered into the Fifth Amendment to the Credit Agreement and the Second Amendment to the Exit Facility. The approved amendments include changes to the minimum revenue, leverage ratio and interest coverage ratio covenants. The minimum revenue covenant was amended to $825 million, $780 million, $760 million, and $770 million in the first quarter through fourth quarter of 2004, respectively. The leverage ratio was replaced with a minimum cumulative EBITDA covenant (as defined in the Credit Facilities, as amended) of $8 million, $16 million, $24 million and $34 million for the first through fourth quarters of 2004, respectively, and a trailing four quarter minimum EBITDA of $49 million, $69 million, $89 million and $114 million for the first through fourth quarters of 2005, respectively. The interest coverage ratio was amended to 1.0x for each of the four quarters of 2004 and 1.0x, 1.5x, 2.0x and 2.0x for the first through fourth quarters of 2005, respectively. We paid approximately $1.9 million in fees in April 2004 to the lender group in connection with the approval of the Fifth Amendment to the Credit Agreement and the Second Amendment to the Exit Facility.

        Based on the expected timing of the realization of certain retail and wholesale revenue initiatives, we believed it was more likely than not that we would not meet the minimum revenue covenant as of December 31, 2004. On December 3, 2004, McLeodUSA entered into the Sixth Amendment to the Credit Agreement and the Third Amendment to the Exit Facility. The trailing four-quarter minimum revenue covenants were amended to eliminate the minimum revenue covenant for the fourth quarter of 2004. The Company is not subject to a minimum revenue covenant for periods after the fourth quarter of 2004. In addition, the capital expenditure limits for the fiscal years ending December 31, 2005 and

2006 were revised downward to $75 million and $150 million, respectively. We paid approximately $0.9 million in fees to the lender group in connection with the approval of these amendments. Currently, we have used a total of $108 million, including outstanding letters of credit, against the Exit Facility.

        As previously discussed, we have begun discussions with our agent bank and a group of lenders acting as a steering committee for the lenders under our Credit Facilities. The Company has entered a forbearance agreement with its lenders with respect to scheduled principal and interest payments on its loans whereby the lenders agree not to take any action as a result of non-payment by the Company of approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 and any related events of default through May 23, 2005. We believe that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

2004 Cash Flow

        We ended December 31, 2004 with $50.0 million of cash and cash equivalents versus $56.5 million at December 31, 2003. This decrease of $6.5 million resulted primarily from the following:

Operating Activities:
Increase in cash from operations, excluding changes in assets and liabilities	$11.0
Payments for restructuring liabilities	(17.1)
Source of cash from changes in assets and liabilities	22.8

Net cash provided by operating activities	16.7
Investing Activities:
Capital expenditures	(49.4)
Deferred line installation costs	(28.8)
Sale of assets	24.8

Net cash used by investing activities	(53.4)
Financing Activities:
Payments on long-term debt	(27.0)
Deferred financing fees	(2.8)
Proceeds from long-term debt	60.0

Net cash provided by financing activities	30.2

Net decrease in cash and cash equivalents	$(6.5)

        The payments for restructuring liabilities primarily related to remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 as part of our restructuring. The source of cash related to changes in assets and liabilities primarily related to a decrease in our trade accounts receivable and prepaid and other balances. We expect our cash requirements to pay restructuring liabilities to be approximately $11 million during 2005.

        As discussed above, we have reduced our growth-related capital expenditure plan and expect to spend less than $45 million during 2005. The capital expenditure plan remains dedicated to new product introduction and strategic growth initiatives. Deferred line installation costs are the result of costs required to add customers onto our network. Our deferred line installation expenditures during 2005 will be dependent on the rate at which we add new customers.

        Principal payments under the Credit Agreement of $27.0 million were made in 2004. During 2005, mandatory debt repayments under the Credit Agreement are scheduled to total $49.5 million.

Currently, we have used a total of $108 million, including outstanding letters of credit, against the Exit Facility. As discussed above, The Company has entered a forbearance agreement with its lenders with respect to scheduled principal and interest payments on its loans whereby the lenders agree not to take any action as a result of non-payment by the Company of approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 and any related events of default through May 23, 2005.

Outlook for 2005 and Future Funding Needs

        We ended December 31, 2004 with $50.0 million of cash on hand. In 2005, our cash requirements will consist of new products, important capital expenditure projects, remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 (as part of our restructuring) as well as changes in working capital. A combination of cash on hand, cash generated from operating activities and the proceeds from the sale of fiber assets will be used to meet these ongoing cash requirements while we continue to pursue strategic alternatives and continue discussion with our lenders regarding a capital restructuring.

        We have continued to take additional steps to conserve cash and improve liquidity. Actions that have been taken to generate further operational efficiencies and focused expense management resulted in approximately $8 million of quarterly SG&A run-rate savings by the fourth quarter of 2004. We have reduced our growth related capital expenditure plan and now expect to spend approximately $45 million in 2005. The capital expenditure plan for 2005 remains dedicated to new product introduction and strategic growth initiatives. As a result of the actions described above we have significantly reduced our cash usage in the third and fourth quarters of 2004 and expect to realize continuing benefits from these programs in 2005. We will continue to execute our cash management program while pursuing the strategic initiatives and capital restructuring discussions mentioned above.

        There can be no assurance that we will be able to reach an agreement with our lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the initial forbearance period on May 23, 2005. There also can be no assurance that we will be able to identify a suitable strategic partner or buyer or reach agreement with any such strategic partner or buyer on terms and conditions acceptable to us prior to the end of the initial forbearance period. In the event these alternatives are not available to us, it is likely that we will elect to forgo making future principal and interest payments to our lenders while we continue to seek an extended forbearance period or permanent capital restructuring from our lenders, or alternatively, the Company could be forced to seek protection from its creditors.

Off-Balance Sheet Arrangements

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

Contractual Obligations

        The following table sets forth our contractual obligations to make future payments at December 31, 2004 (in millions):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Credit Agreement	$49.5	$544.3	$183.5	$—	$777.3
Operating leases	63.2	81.0	40.5	14.8	199.5
Purchase obligations (based on contract expiration)	—	23.6	—	—	23.6
Other long-term liabilities recorded in the Company's consolidated financial statements	—	—	—	61.4	61.4

Total	$112.7	$648.9	$224.0	$76.2	$1,061.8

        The following shows our other contingent obligations at December 31, 2004 based on the expiration date of the commitment (in millions):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Standby letters of credit	$0.9	$8.3	$—	$—	$9.2

Results of Operations

        The following comparisons are based on the financial information presented in Item 6. "Selected Financial Data" as well as the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

Year Ended 2004 Compared with Year Ended 2003

        Revenue.    Total revenue for the year ended December 31, 2004 declined $152.8 million, or 18% to $716.2 million from $869.0 million for the year ended December 31, 2003. The following table compares our revenue for the years ended December 31, 2004 and 2003:

	2004	2003	Variance
Local	$365.1	$413.1	$(48.0)
Long distance	133.8	173.9	(40.1)
Data services and other	131.7	143.0	(11.3)
Carrier access	76.9	124.5	(47.6)
Indefeasible rights of use agreements including those that qualify as sales type leases	8.7	14.5	(5.8)

	$716.2	$869.0	$(152.8)

        Total revenues declined by $152.8 million versus the year ended December 31, 2003 due to a continued decline in total customers, FCC mandated reduction in access rates, and lower long distance rates. Approximately $38.7 million of the decrease in local revenues is attributed to a reduction in the number access lines in service due to customer turnover in excess of new lines sold. The decrease in long distance revenue is primarily attributed to a 27% drop in average rates from 2003. Rates have declined as a result of increased competition as well as a significant change in the mix of wholesale versus retail minutes. During 2004, wholesale minutes have increased 137% over 2003. Local and long distance average revenues per customer have decreased year over year as the Company has reduced the cost of service and offered substantially more competitive pricing for these products. Access revenues have decreased $47.6 million from 2003 primarily due to the final FCC mandated rate reduction. Included in revenues from indefeasible rights of use in the above table is $5.6 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively, related to on-going revenues from operating leases.

        The Company has taken significant actions to increase revenue including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive leadership and expanding the involvement of the board of directors and executive staff in the sales process.

        Cost of Service.    Cost of service includes expenses directly associated with providing communication services to our customers. Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities. Cost of service was $393.8 million for the year ended December 31, 2004, a decrease of $105.1 million or 21% from year ended December 31, 2003. Approximately $53 million of the decrease reflects the results of our ongoing network cost reduction efforts that began in 2002, including least cost routing, network optimization including grooms, migration of customers to the McLeodUSA network and elimination of non-profitable customers. The balance of the decrease is attributed to the reduction in revenues. The cost of fiber related to sales and leases of network facilities was $0.4 million and $2.8 million for the years ended December 31, 2004 and 2003.

        Selling, general and administrative expenses.    SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions. SG&A expenses were $268.4 million for the year ended 2004, a decrease of $43.8 million or 14% from 2003. Our continuous process improvement program, which has been ongoing since early 2002, and specific additional actions taken in the second quarter and continuing throughout 2004 have yielded significant reductions in SG&A expenses. As a result, headcount has been reduced from approximately 3,100 at December 31, 2003 to 2,400 employees at December 31, 2004.

        Depreciation and amortization.    Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers' local line service from the RBOCs to our local telecommunications services. Depreciation and amortization expenses were $356.8 million for the year ended December 31, 2004, an increase of $16.3 million over 2003. This increase was due to a higher depreciable asset base as a result of additional assets being placed in service during 2003 and 2004.

        Impairment charge.    In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets("SFAS 142"), we performed our annual impairment tests of goodwill and other indefinite-lived intangible assets in connection with our preparation of the financial statements for the quarter ended September 30, 2004. The tests resulted in a $263.1 million non-cash impairment charge to eliminate goodwill of $245.1 million and an $18.0 million impairment charge for the McLeodUSA trade name.

        Interest expense.    Gross interest expense was $49.9 million for the year ended December 31, 2004, an increase of $3.9 million over 2003 primarily related to higher outstanding borrowings and increased interest rates during the period. Net interest expense increased by $12.4 million in the year ended December 31, 2004 due to lower capitalized interest as a result of lower construction in progress balances during the year, increased borrowings outstanding, and increased interest rates. Interest expense of approximately $1.7 million and $10.2 million was capitalized as part of our construction of our fiber optic network during year ended December 31, 2004 and 2003, respectively.

        Other nonoperating income (loss).    Other nonoperating loss was $10.6 million during 2004 compared to other nonoperating income of $22.5 million during 2003. During 2003, McLeodUSA settled the CapRock securities litigation for a cash payment of $11 million and recorded a one-time gain of $14 million related to the settlement. The gain reflects the difference between proceeds from insurance providers and previously reserved balances and the actual cash settlement. Also during 2003, McLeodUSA recorded a gain of $11.8 million upon the dissolution of an equity partnership following the Company's mandatory withdrawal from the partnership under the terms of the partnership agreement. These gains were partially offset by a loss recorded on the property held for sale and losses on the sale of assets. The loss during 2004 primarily relates to the loss recorded on the sale of fiber to Level 3 and certain other parties totaling $12.1 million, partially offset by an additional $1.9 million gain related to the final true up of the dissolution of the equity partnership.

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

        We have substantial amounts of intangible assets. In accordance with SFAS 142, the goodwill resulting from the allocation of the reorganized equity value and intangibles with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. McLeodUSA has established July 1 as the date for its annual impairment test. SFAS 142 requires the identification of reporting units and the application of a two-step approach to assess goodwill impairment. In order to identify potential impairment, impairment tests of goodwill are performed by comparing the current fair values of its reporting unit containing goodwill balances to their carrying values. If the carrying amount of its reporting unit exceeds its fair value, the impairment loss is measured in the second step, by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with its carrying amount. McLeodUSA defined reporting units during its transitional and annual goodwill impairment tests as an operating segment comprised of McLeodUSA's consolidated operations. McLeodUSA performed its annual goodwill impairment and other indefinite lived intangible assets evaluations using the July 1 test date in connection with the preparation of its financial statements for the period ended September 30, 2004. These evaluations (for which management engaged a third party appraisal firm) indicated full impairment in the carrying amount of the Company's goodwill and partial impairment in the McLeodUSA trade name.

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

Effects of New Accounting Standards

        In December 2004, The FASB revised and reissued SFAS 123 as SFAS 123(R), Accounting for Stock Issued to Employees("SFAS 123(R)). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the aware. The cost will then be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award. The provisions of this statement are effective for McLeodUSA July 1, 2005. We are still evaluating the impact that SFAS 123(R) will have on our financial position and results of operations, but expect that the stock option plan disclosure provided in Note 1, "Nature of Business and Significant Accounting Policies," to the McLeodUSA Incorporated Consolidated Financial Statements, adjusted for estimated forfeitures, provides a reasonable measure of the expected impact.

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        We have variable rate debt outstanding of $777.3 million under the Credit Agreement and Exit Facility at December 31, 2004. If market interest rates average 1% more in 2005 than the rates during the year ended December 31, 2004, annual interest expense would increase by $7.8 million. This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the year and does not assume changes in our financial structure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements, including our consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders' equity, consolidated statements of cash flow, notes to our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, together with a report thereon of Deloitte & Touche LLP, are attached hereto as pages F-1 through F-40.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    Controls and Procedures

        Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

        Internal Controls over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management of McLeodUSA (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
McLeodUSA Incorporated
Cedar Rapids, Iowa

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that McLeodUSA Incorporated and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 25, 2005 and included explanatory paragraphs relating to substantial doubt of the Company's ability to continue as a going concern and the application of AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code."

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 25, 2005

ITEMS 9B.    OTHER INFORMATION

        In light of the current level of cash held by the Company and the upcoming required payments under its Credit Facilities, the Company has begun discussions with its agent bank and a group of lenders acting as a steering committee for the lenders under its Credit Facilities. The Company has entered a forbearance agreement with its lenders with respect to scheduled principal and interest payments on its loans whereby the lenders agree not to take any action as a result of non-payment by the Company of approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 and any related events of default through May 23, 2005. On March 22, 2005, the Company elected not to make $2.8 million of interest payments on such loans and, as a result, an event of default occurred and the Company is required to accrue an additional two percentage points of interest on such loans as provided in the forbearance agreement. The Company believes that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

        On March 25, 2005, the Company amended the terms of the its letter agreement with G. Kenneth Burckhardt, Executive Vice President and Chief Financial Officer of the Company, dated April 13, 2002, as amended on October 14, 2004 (as amended, the "Letter Agreement"), to provide that he is entitled to receive the severance payments and benefits as provided in the Letter Agreement if McLeodUSA retains a chief restructuring officer or advisor and, following completion of a financial restructuring, he elects to resign. This amendment does not otherwise modify the prior terms of the Letter Agreement. A copy of such amendment is provided as Exhibit 10.35 to this Report on Form 10-K.

        On March 25, 2005, the Company amended the terms of its Employment Security Severance Plan (the "Severance Plan") to provide that a recapitalization or restructuring of the Company's material debt or equity, including, without limitation, a retirement of indebtedness involving the issuance by the Company of equity securities in consideration for the retirement of such indebtedness or a material modification of the terms of such indebtedness shall be considered to constitute a "change in control" within the meaning of the Severance Plan. Participants in the Severance Plan are entitled to receive certain severance benefits upon a "qualifying termination," as defined in the Severance Plan, following a change of control. Richard J. Buyens, Executive Vice President—Sales, Andreas Papanicoleau, Executive Vice President—Network Services, and James E. Thompson, Group Vice President & General Counsel, are participants in the Severance Plan. A copy of the amendment to the Severance Plan is provided as Exhibit 10.36 to this Report on Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following is a list of our executive officers and directors as of March 1, 2005, together with biographical summaries of their experience.

Name	Age	Position(s) with Company
Chris A. Davis	54	Chairman of the Board of Directors and Chief Executive Officer
G. Kenneth Burckhardt	50	Executive Vice President and Chief Financial Officer and Director
Richard J. Buyens	48	Executive Vice President, Sales
Andreas Papanicolaou	55	Executive Vice President, Network Services
James E. Thompson	44	Group Vice President, General Counsel and Secretary
Jeffrey D. Benjamin	43	Director
Edward D. Breen	48	Director
David W. Checketts	49	Director
Thomas M. Collins	77	Director
Theodore J. Forstmann	65	Director
Dale F. Frey	72	Director
James E. Hoffman	52	Director
Jeong H. Kim	44	Director
Thomas H. Lister	40	Director
Daniel M. Snyder	40	Director
Roger T. Staubach	63	Director
Farid Suleman	53	Director

        Chris A. Davis.    Ms. Davis has served as Chairman and Chief Executive Officer since April 2002. She joined McLeodUSA as Chief Operating and Financial Officer and a Director in August 2001. Before joining McLeodUSA, Ms. Davis was Executive Vice-President, Chief Financial and Administrative Officer for ONI Systems Corp., a leading optical networking equipment company. Previously she spent seven years, from 1993 to 2000, as Executive Vice-President and Chief Financial and Administrative Officer and a director at Gulfstream Aerospace Corporation. Before joining Gulfstream, Ms. Davis spent 17 years in increasingly senior operating and financial management positions at General Electric Company. She is a director of Cytec Industries, Inc., Wolverine Tube, Inc., IMG Worldwide, Rockwell Collins, Inc., Aviall, Inc. and is a Special Limited Partner of Forstmann Little & Co.

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

        Jeffrey D. Benjamin.    Mr. Benjamin has served as a director of McLeodUSA since April 2002. Mr. Benjamin has been Senior Advisor to Apollo Management, L.P., a private investment firm, since September 2002. From January 2002 until September 2002, he was Managing Director of Libra Securities LLC, an investment banking firm. Previously, he served as Co-Chief Executive Officer of U.S. Bancorp Libra, an investment banking firm, from January 1999 until December 2001. Mr. Benjamin is also a director of Chiquita Brands International, Inc., Dade Behring Holdings, Inc., NTL Incorporated, EXCO Resources, Inc. and Mandalay Resort Group.

        Edward D. Breen.    Mr. Breen has served as a director of McLeodUSA since August 2001. In July 2002, Mr. Breen was named Chairman of the Board of Directors, and Chief Executive Officer of Tyco International Ltd. Prior to joining Tyco, Mr. Breen was President and Chief Operating Officer of Motorola, Inc. from January 2002 to July 2002. Prior to becoming President and Chief Operating Officer, he served as Executive Vice President of Motorola and President of its Networks Sector from January 2001 to January 2002, and as Executive Vice President and President of Motorola's Broadband Communication Sector from January 2000 to January 2001. He served as Chairman, President and Chief Executive Officer of General Instrument Corporation from December 1997 until it was acquired by Motorola in January 2000.

        David W. Checketts.    Mr. Checketts has served as a director of McLeodUSA since February 2004. Mr. Checketts is currently Chairman of Sports Capital Partners, a consulting and investment capital firm, and Chairman of SportsWest Productions, LLC. From 1994 to 2001, Mr. Checketts was President and Chief Executive Officer of Madison Square Garden, L.C. From March 1991 to September 1994, Mr. Checketts was the President of the New York Knicks basketball team. From September 1990 to March 1991, he was Vice President of Development for the National Basketball Association. From 1984 to 1990, Mr. Checketts was President of the Utah Jazz basketball team. Mr. Checketts currently serves on the board of directors of JetBlue Airways Corporation, Citadel Broadcasting Corporation, Republic Mortgage Home Loans, LLC, IMG Worldwide and Cablecom Corporation.

        Thomas M. Collins.    Mr. Collins has served as a director of McLeodUSA since April 1993. Mr. Collins is Of Counsel and Past Chairman of Shuttleworth & Ingersoll, P.C., a law firm in Cedar Rapids, Iowa, where he had practiced law since 1952. Mr. Collins was a director of Teleconnect Company and its successor, Telecom*USA, Inc., from 1985 to August 1990. He is also a director of APAC Customer Services, Inc., a provider of customer relationship management services.

        Theodore J. Forstmann.    Mr. Forstmann was appointed Chairman of the Executive Committee of the McLeodUSA Board of Directors in August 2001. He has served as a director of McLeodUSA since September 1999. Mr. Forstmann is co-founder and senior partner of Forstmann Little & Co., a major New York private equity firm that has invested approximately $12 billion in 29 acquisitions in the past two decades. Forstmann Little & Co.'s best-known acquisitions include Gulfstream Aerospace Corporation, General Instrument Corporation, Ziff-Davis Publishing Company, Community Health Systems, Inc., Yankee Candle Company, Dr. Pepper Company and The Topps Company, Inc. Mr. Forstmann also serves as Chairman of IMG Worldwide, and a director of Citadel Broadcasting Corporation.

        Dale F. Frey.    Mr. Frey has served as a director of McLeodUSA since August 2001. In 1997, Mr. Frey retired after 40 years of service from General Electric and General Electric Investment Corporation, where he served in various executive positions, including Chairman of the Board and Chief Executive Officer of GEI and Vice President and Treasurer of GE. He is a member of the board of directors of Yankee Candle Company, Aftermarket Technology Corp., Community Health Systems, Inc. and Ambassadors International. Mr. Frey served as a member of the board of directors of Praxair, Inc. until his retirement from the board in December of 2003. Mr. Frey also served as a director of Roadway Express, Inc. until its acquisition by Yellow Corporation in December 2003. He serves as a member of the Advisory Committees of Invemed Catalyst Fund, Vantis Equity Associates LLC, Forstmann Little & Co. and Aurora Capital Group. Mr. Frey is the Chairman of the Damon Runyon Cancer Research Foundation, a member of the Board of Overseers of New York University Leonard N. Stern School of Business and a trustee of Franklin and Marshall College.

        James E. Hoffman.    Mr. Hoffman has served as a director of McLeodUSA since May 2000. Mr. Hoffman retired in February 2004 from his position as Executive Vice President—Business Development for Alliant Energy Corporation. He served as President of Alliant Energy Resources, Inc., a wholly owned subsidiary of Alliant Energy Corporation from April 1998 to February 2004. He previously served in a number of executive positions at Alliant Energy. Prior to joining Alliant Energy, Mr. Hoffman served as Chief Information Officer for MCI Communications Corp. from 1990 to 1995. He also served as Executive Vice President of Telecom*USA, Inc. from July 1988 until August 1990.

        Jeong H. Kim.    Jeong H. Kim, Ph.D. has served as a director of McLeodUSA since May 2002. He has served as Chairman of Cibernet Corporation since March 2003, Chief Executive Officer of Jurie Holdings since June 1998 and has been a professor at the University of Maryland Clark School of Engineering since January 2002. He was President of the Optical Networking Group at Lucent Technologies from August 2000 to October 2001, and was employed there in other positions beginning May 1998, when Lucent acquired Yurie Systems. Dr. Kim founded Yurie Systems, a high-tech communications equipment company in 1992, and served as its Chairman and Chief Executive Officer until its acquisition by Lucent. His early career encompassed computer design, satellite systems design and data communications, and included seven years as a Nuclear Submarine Officer in the U.S. Navy. He currently serves on the boards of In-Q-Tel, MTI MicroFuel Cells Inc., Stanford University's Institute for International Studies, the Johns Hopkins University, the University of Maryland College Park Foundation and GIV Global Private Equity.

        Thomas H. Lister.    Mr. Lister has served as a director of McLeodUSA since November 2001. Mr. Lister became a general partner of Forstmann Little & Co. in 1997, after joining the firm as an associate in 1993. Mr. Lister worked in the Mergers & Acquisitions Department at Morgan Stanley from 1986 to 1989 and again from 1991 to 1993. He is also a director of IMG Worldwide.

        Daniel M. Snyder.    Mr. Snyder has served as a director of McLeodUSA since September 2002. He has been the owner and Chairman of the Board of Directors of the National Football League's Washington Redskins franchise since July 1999. Mr. Snyder was Chairman and CEO of Snyder Communications, Inc., the marketing and advertising company he founded in 1985, until its acquisition by the French marketing firm Havas in September 2000. In addition to his ownership of the Washington Redskins NFL franchise, Mr. Snyder is active in NFL management, serving as a member of the League's Broadcast Committee and Ventures Committee. Mr. Snyder also currently serves as the Chairman of the Board of Ventiv Health, Inc.

        Roger T. Staubach.    Mr. Staubach has served as a director of McLeodUSA since February 2004. Mr. Staubach is Chairman and Chief Executive Officer of The Staubach Company, a global, full-service real estate advisory firm founded in 1977. A 1965 graduate of the United States Naval Academy, Mr. Staubach spent four years in the Navy as an officer. He joined the Dallas Cowboys professional football team as a quarterback in 1969 and launched his real estate career while playing football. Mr. Staubach currently serves on the board of directors of AMR Corporation.

        Farid Suleman.    Farid Suleman has served as a director of McLeodUSA since May 2002. He has been the Chairman and CEO of Citadel Broadcasting Corporation and a Special Limited Partner of Forstmann Little & Co. since March 2002. Prior to joining Citadel Broadcasting Corporation, he served as President and CEO of Infinity Broadcasting Corp., one of the largest radio broadcasting and outdoor advertising companies in America, from February 2001 to February 2002. He was Executive Vice President, Chief Financial Officer, Treasurer and Director of Infinity Broadcasting Corp. from September 1998 to February 2001. Mr. Suleman was named Senior Vice President, Finance of CBS in August 1998 and Senior Vice President and Chief Financial Officer of the CBS Station Group in June 1997. Mr. Suleman was Executive Vice President and Chief Financial Officer of Westwood One, Inc. from February 1994 to March 2002. Mr. Suleman currently serves as a director of Westwood One, Inc.

        Code of Ethics.    The Company has adopted a Code of Ethics applicable to its directors, executive officers and employees. The Code is posted on the Company Internet website, www.mcleodusa.com. The Company intends to disclose any amendment to or waiver from its code of ethics required by Item 5.05 of Form 8-K on its internet website.

        The Audit Committee.    The Audit Committee, among other things, appoints the independent accounting firm to audit the Company's financial statements, discusses the scope and results of the audit with the independent public accountants, reviews with management and the independent public accountants the Company's interim and year-end operating results, considers the adequacy of the Company's internal accounting controls and audit procedures and reviews and approves the non-audit services to be performed by the independent public accountants. The members of the Audit Committee as of February 28, 2005 were Messrs. Benjamin, Collins, Frey and Hoffman. Mr. Frey serves as Chairman of the Audit Committee. In addition, the Board of Directors has determined that all of the members of the Audit Committee meet the independence requirements under the listing standards of The Nasdaq Stock Market, Inc. and the rules and regulations of the SEC. The Board has determined that Mr. Frey is both independent and an "Audit Committee Financial Expert" under the definition prescribed by the SEC. The Board has also determined that at least two additional members of the Audit Committee qualify as "Audit Committee Financial Experts."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors, officers and greater than ten percent beneficial owners to file with the Securities and Exchange Commission initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. Directors, officers and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish McLeodUSA with copies of all Section 16(a) reports they file.

        Based on the Company's review of these reports and on written representations from the reporting persons that no other reports were required, McLeodUSA believes that during the fiscal year ended December 31, 2004 the Company's directors, officers and greater than ten percent beneficial owners filed the reports required by Section 16(a) on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION.

        The following table sets forth information concerning the cash and non-cash compensation paid or accrued during the periods indicated to the Company's Chief Executive Officer and certain other highly compensated officers (the "Named Executive Officers").

	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus(1)		Other Annual Compensation(2)	Securities Underlying Options(3)		All Other Compensation(4)
Chris A. Davis Chairman of the Board of Directors, Chief Executive Officer and Director	2004 2003 2002	$400,000 400,000 400,000	$220,000 300,000 400,000		$144,320 179,407 113,383	— 500,000 7,000,000	(8)	$	— — 55,818
G. Kenneth Burckhardt Chief Financial Officer and Director	2004 2003 2002	325,000 325,000 227,500	178,750 243,750 2,260,000	(5)	106,376 138,519 4,010	— — 2,500,000			— — 60,358
Richard J. Buyens Executive Vice President— Sales(6)	2004 2003	350,000 68,654	140,000 52,500		15,621 —	— 2,000,000			— —
Andreas C. Papanicolaou Executive Vice President— Network Services	2004 2003 2002	300,000 300,000 121,154	150,000 222,000 112,500		— 8,958 —	— — 2,000,000			— 9,933 10,609
James E. Thompson Group Vice President, General Counsel and Secretary(7)	2004 2003 2002	295,000 295,000 22,692	132,750 212,400 100,000		— — —	— — 1,000,000			73,016 32,106 8,425

(1)
Unless otherwise indicated, includes bonuses in the year they were earned.

(2)
Reflects personal usage of company aircraft and commuting expense on company or commercial aircraft. As noted below in the discussion of employment agreements, the Executive Committee of the Board of Directors adopted a policy following the September 11 tragedy pursuant to which the Chief Executive Officer of the Company is required as a security measure not to utilize commercial air transport. Income is imputed to each of these individuals at SIFL rates under applicable federal tax regulations, and on which they are individually responsible to pay income taxes. The employment agreements of both Ms. Davis and Mr. Burckhardt also provide for weekly round-trip transportation between Cedar Rapids and their respective homes in Hilton Head Island, South Carolina on a company-owned aircraft. This transportation is provided on a basis on which Ms. Davis and Mr. Burckhardt suffer no tax disadvantage.

(3)
On April 16, 2002, the effective date of the Plan of Reorganization, all then outstanding options were cancelled. All options shown in the table were granted subsequent to April 16, 2002.

(4)
Unless otherwise indicated, all other compensation represents reimbursement for relocation expenses paid by McLeodUSA to the applicable individual.

(5)
Includes $2,000,000 signing bonus paid in 2002.

(6)
Mr. Buyens joined McLeodUSA as Executive Vice President-Sales in October 2003.

(7)
Mr. Thompson joined McLeodUSA as Group Vice President, General Counsel and Secretary in December 2002.

(8)
Reflects options granted on February 23, 2004 in recognition of performance in 2003.

Stock Option Grants in the 2004 Fiscal Year

        The following table sets forth information with respect to grants of stock options to each of the Named Executive Officers during the year ended December 31, 2004.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	5%	10%
Chris A. Davis	500,000(1)	9.35%	$1.62	February 23, 2014	$509,405	$1,290,931

(1)
These options vest according to the following schedule: 50% on February 23, 2005 and 50% on February 23, 2006.

Fiscal Year-End Option Values

        The following table sets forth information for each Named Executive Officer concerning the exercise of options during fiscal year 2004, the number of securities underlying unexercised options at the 2004 year-end and the year-end value of all unexercised in-the-money options held by such individuals.

			Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Chris A. Davis	—	$—	7,000,000	500,000	$—	$—
G. Kenneth Burckhardt	—	—	1,875,000	625,000	—	—
Andreas C. Papanicolaou	—	—	1,333,333	666,667	—	—
James E. Thompson	—	—	666,666	333,334	—	—
Richard J. Buyens	—	—	666,666	1,333,334	—	—

(1)
Represents the difference between the exercise price and the closing price of the Company's Class A common stock on the Nasdaq Stock Market on December 31, 2004.

Directors' Compensation

        McLeodUSA directors who are also employees receive no directors' fees or director stock options. Non-employee directors receive directors' fees of $1,000 for each board of directors and committee meeting attended in person and $500 for each board and committee meeting attended by telephone. In addition, directors are reimbursed for reasonable out-of-pocket travel expenditures incurred in connection with their attendance at board and committee meetings.

        Pursuant to the McLeodUSA 2002 Omnibus Equity Plan (the "Omnibus Plan"), the Compensation Committee adopted on April 18, 2002 (and the Board of Directors ratified and confirmed on April 24, 2002) a general policy for granting stock options to directors. The policy provides that non-employee directors will be granted, on a one-time basis, options to acquire 300,000 shares, plus an additional 100,000 options for each committee on which a director serves, plus an additional 325,000 options for serving as chair of the Executive Committee. Upon resignation, such directors will have one year to exercise any options that are vested at the time of resignation. The policy also provides that stock options for such directors serving on April 18, 2002 will vest 25% on the date of grant and 25% per year for the following three years and that stock options for such directors elected or appointed after April 18, 2002 would vest one-third on the anniversary of the grant date in each of the first three years following the date of grant and, in either case, the options would vest fully upon a change of control. The non-employee directors serving on April 18, 2002 were granted options in accordance with the policy, and non-employee directors who have since joined the Board have likewise received stock option grants.

        Other than the compensation described above, none of the directors received any compensation from McLeodUSA in 2004 in connection with their service as directors.

Employment Agreements

        McLeodUSA entered into an executive employment agreement with Chris A. Davis on August 1, 2001 and entered into an amendment to that agreement on October 14, 2004. The term of the agreement with Ms. Davis continues until October 14, 2007. Under the terms of the employment agreement, Ms. Davis received an initial base annual salary of $400,000, subject to a potential increase each year based on comparison to the annual base salary of similarly situated executives at similar companies, and bonus opportunities set at not less than 100% of the base annual salary. Upon entering into the employment agreement, Ms. Davis was paid a one-time signing bonus of $5,000,000 as compensation for loss of unvested option shares of ONI Systems Corp. In addition, the agreement provided that to the extent that Ms. Davis exercised any of her vested options to purchase ONI common stock and on the earliest possible date that she could sell shares of ONI common stock, she sold any shares acquired upon such exercises and the gross sale price was less than $24 per share, McLeodUSA would make an additional payment to her of the difference between the sale price and $24, for up to 162,500 shares. Ms. Davis sold the ONI common stock in accordance with her agreement and was paid $3,186,398 for the difference between the sale price for such stock and $24 for all 162,500 shares that she sold. Pursuant to the terms of the agreement, McLeodUSA also paid $4.3 million to Ms. Davis to purchase her home in Los Gatos, CA, approximately $988,000 for reimbursement of related taxes and $118,000 for related relocation expenses. For purposes of ensuring that Ms. Davis' total annual cash compensation is not reduced during the term of her employment agreement, McLeodUSA has also agreed to make equalization payments, as necessary, to offset any reduction in the $500,000 annual cash compensation currently received by Ms. Davis from Forstmann Little & Co. as described below in Certain Relationships and Related Transactions. Any such equalization payments will not be considered salary or bonus for purposes of calculating Ms. Davis' target bonus opportunity or the portion of any severance payment attributable to her bonus or target bonus opportunity. Following adoption of the McLeodUSA Incorporated 2002 Omnibus Equity Plan and pursuant to an Option Agreement, Ms. Davis was granted options to acquire up to 7,000,000 shares of Class A common stock, with 25% of the options vesting on April 18, 2002, and 25% vesting on each of August 2, 2002, August 2, 2003, and August 2, 2004. Ms. Davis was also granted options to acquire up to 500,000 shares of Class A common stock, with 50% of the options vesting on each of February 23, 2005 and February 23, 2006. These options were granted on February 23, 2004 in recognition of performance in 2003. The options granted to Ms. Davis provide for immediate acceleration of vesting upon a change of control. See also "Fiscal Year-End Option Values."

        Ms. Davis' employment agreement further provides that if she terminates her employment for good reason or if McLeodUSA terminates her employment in breach of the agreement, Ms. Davis is entitled to: (1) full salary through the date of termination and amounts due under any applicable compensation plan; (2) a liquidated damages payment approximately equal to the number of years (including partial years) remaining in the term of the agreement, multiplied by Ms. Davis's salary and bonus on the date of termination; (3) full vesting of stock options granted during the term of the agreement, with such options to remain exercisable for four years, including upon a change in control; (4) continued health and related benefits for the remainder of the term of the agreement; and (5) a gross-up payment to cover excise tax payments due on the severance benefits. Ms. Davis is bound by non-competition and non-solicitation covenants for the term of her employment agreement and for an additional year in certain circumstances.

        Under the terms of her agreement, Ms. Davis is also entitled to weekly roundtrip transportation between her home in Hilton Head Island, South Carolina, and Cedar Rapids, Iowa on McLeodUSA aircraft. All such transportation is provided on a basis on which she suffers no tax disadvantage. In addition, in response to the September 11 tragedy, the Executive Committee of the Board of Directors adopted a policy under which the Chief Executive Officer and President of McLeodUSA are required as a security measure not to utilize commercial air transport. As a consequence, Ms. Davis is provided access to McLeodUSA aircraft for personal use, for which personal income is imputed at SIFL rates as designated under applicable federal tax regulations, and for which they are individually responsible to pay income taxes.

        McLeodUSA entered into letter agreements with each of G. Kenneth Burckhardt, Andreas Papanicolaou, James E. Thompson and Richard J. Buyens on April 13, 2002, July 20, 2002, November 12, 2002, and October 16, 2003, respectively. The letter agreements provided for annual base salaries as follows: Mr. Burckhardt $325,000, Mr. Papanicolaou $300,000, Mr. Thompson $295,000 and Mr. Buyens $350,000. Under the terms of their respective letter agreements, Mr. Burckhardt was paid a one-time signing bonus of $2,000,000, and Mr. Thompson was paid a one time signing bonus of $100,000. These signing bonuses and relocation expenses were required to be repaid to McLeodUSA if they terminated their employment within less than one year. The letter agreements also provide that Messrs. Burckhardt, Papanicolaou, Thompson and Buyens are eligible for annual performance bonus opportunities targeted at 50% of their annual base salary.

        The severance provisions of Mr. Burckhardt's letter agreement provides that if he is terminated from McLeodUSA (other than for cause), if his duties are materially reduced and, as a result, he elects to resign from McLeodUSA, or if after a change in control the Company makes certain other detrimental changes to the terms or conditions of his employment, Mr. Burckhardt is entitled to: (1) the amount of two years of compensation and bonus and (2) continued health and related benefits at McLeodUSA expense. Mr. Burckhardt's letter agreement was amended effective as of March 25, 2005 to further provide that he is entitled to the severance payments and benefits described above if McLeodUSA retains a chief restructuring officer or advisor and, following completion of a financial restructuring, he elects to resign. The amendment does not otherwise modify the prior terms of the letter agreement. McLeodUSA paid Messrs. Burckhardt, Papanicolaou and Thompson $60,358, $20,542, and $113,547 respectively, for reimbursement of relocation expenses. Each of Messrs. Burckhardt, Papanicolaou, Thompson and Buyens is also bound by non-competition and non-solicitation covenants for one year following the termination of their employment.

        The letter agreements also provide for the grant of options to purchase shares of Class A common stock. Mr. Burckhardt was granted options to acquire up to 2,500,000 shares of Class A common stock, with a vesting schedule of 25% on each of April 18, 2002, April 18, 2003, April 18, 2004 and April 18,

2005. Mr. Papanicolaou was granted options to acquire up to 2,000,000 shares of Class A common stock, vesting one-third on each of August 5, 2003, August 5, 2004 and August 5, 2005. Mr. Thompson was granted options to acquire up to 1,000,000 shares of Class A Common Stock, vesting one-third on each of December 2, 2003, December 2, 2004 and December 2, 2005. Mr. Buyens was granted options to acquire up to 2,000,000 shares of Class A common stock, with a vesting schedule of one-third on each of October 17, 2004, October 17, 2005 and October 17, 2006. Mr. Burckhardt's options were granted pursuant to an Option Agreement that provides for immediate acceleration of vesting upon a change of control. Mr. Papanicolaou, Mr. Thompson and Mr. Buyens' options were granted pursuant to Option Agreements that provide for immediate acceleration of vesting upon a change of control only if an acquiring company does not assume the McLeodUSA Incorporated 2002 Omnibus Equity Plan or substitute its own equity for shares of McLeodUSA Class A common stock. The options granted to Messrs. Burckhardt, Papanicolaou and Thompson were granted at an exercise price of $1.11 per share. Mr. Buyens were granted at an exercise price of $1.30 per share. All were at a price not less than the fair market value of the common stock on the date of their respective grants.

        The letter agreement with Mr. Burckhardt also provides access to corporate aircraft under certain conditions. For commuting purposes, Mr. Burckhardt is provided weekly roundtrip transportation from his home at Hilton Head Island, South Carolina to Cedar Rapids, Iowa on a company-owned aircraft whenever possible. Otherwise, he is authorized to travel via coach class commercial aircraft at the company's expense. This transportation is provided on a basis on which he suffers no tax disadvantage.

        Messrs. Buyens, Papanicolaou and Thompson also participate in the Severance Plan. The Severance Plan provides severance benefits in the event of a termination of employment in certain circumstances during the 18 month period immediately following a change in control of McLeodUSA. A termination from employment during such period will entitle the participant to severance benefits unless it is (1) for cause; (2) due to the employee's death or disability; or (3) by the employee other than for good reason. The Severance Plan was amended effective March 25, 2005 to provide that a recapitalization or restructuring of the Company's material debt or equity, including, without limitation, a retirement of indebtedness involving the issuance by the Company of equity securities in consideration for the retirement of such indebtedness or a material modification of the terms of such indebtedness shall be considered to constitute a change in control within the meaning of the Severance Plan. The severance benefits payable under the Severance Plan for each of Messrs. Buyens, Papanicolaou and Thompson are one year's salary plus the greater of such employee's target performance bonus for the year in which the change in control occurred or the amount of the bonus that such employee received with respect to the calendar year prior to the year in which such termination occurred or the year in which the change in control occurred (provided that such bonus shall not be less than 50% of base salary). Severance benefits payable under the Severance Plan are limited so that they do not result in the payment of amounts which would constitute "excess parachute payments" for purposes of the Internal Revenue Code and are also subject to offset for other severance payments which the employee may receive.

Other Benefit Programs

        McLeodUSA has a contributory retirement plan (the "401(k) Plan") for its employees (including executive officers) age 21 and over with at least three months of service with McLeodUSA. The 401(k) Plan provides that each participant may contribute up to 50% of his or her salary, up to the annual statutory limit (in prior years employees could contribute up to 15%, subject to the annual statutory limit). McLeodUSA may make matching contributions to each participant's account equal to 50% of the participant's contribution up to 2% of the participant's annual compensation. In addition, McLeodUSA may make a discretionary annual match of up to another 50% of the participant's contribution up to 2% of the participant's annual compensation. Thus, the total matching contribution can be up to 4% of the participant's annual compensation. Employees are not permitted to purchase

McLeodUSA common stock with their own contributions to the 401(k) Plan. No matching contribution or discretionary annual match was made for 2004. Additionally, the Company maintains a comprehensive welfare benefit plan, disability plans, life insurance plans and other benefit plans for its employees (including executive officers).

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is composed entirely of outside directors. The members of the Compensation Committee during 2004 and as of February 28, 2005 were Edward D. Breen, Thomas M. Collins, and Thomas H. Lister. Until August 1, 2004 Peter V. Ueberroth was also a member of the Compensation Committee. During 2004, no McLeodUSA executive officer served on the board of directors or compensation committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer. None of the members of the Compensation Committee was a McLeodUSA employee in 2004 or was formerly a McLeodUSA officer.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See Item 5, "Markets for McLeodUSA's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Form 10-K for information on securities authorized for issuance under McLeodUSA's equity compensation plans.

Stock Ownership by Management and more than 5% Stockholders

        The following beneficial ownership table sets forth information regarding beneficial ownership of McLeodUSA voting stock as of February 28, 2005 by each director and director nominee, each Named Executive Officer, each other person known by McLeodUSA to beneficially own more than 5% of a class of stock of McLeodUSA and all executive officers and directors as a group.

        Under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of the applicable class of stock as of February 28, 2005 plus those shares of stock that such stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating such percentage may be different for each stockholder.

        With respect to directors, director nominees and executive officers, the table is based upon information supplied by such persons. The information regarding more than 5% stockholders is based on the most recent Schedule 13D or 13G filed with the SEC on behalf of such persons or other information made available to us.

        Unless otherwise indicated in the footnotes to the table, each of the stockholders listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

	Class A Common				Class B Common		Class C Common		Series A Preferred		Series B Preferred
Name of Beneficial Owner	Number of Option Shares(3)	Number of Shares and Option Shares	Percent of Class		Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class
Chris A. Davis	7,250,000	7,429,100	3.7
G. Kenneth Burckhardt	2,500,000	2,500,000	1.3
Jeffrey D. Benjamin(4)	366,666	888,697	*						100,000	3.0
Edward D. Breen	500,000	500,000	*
David W. Checketts	100,000	100,000	*
Thomas M. Collins	400,000	450,010	*
Theodore J. Forstmann(5)	725,000	216,203,970	64.4		78,203,135	100	35,546,879	100	536,767	15.9	10	100
Dale F. Frey	500,000	878,200	*
James E. Hoffman	366,666	366,908	*
Jeong H. Kim	200,000	200,000	*
Thomas H. Lister(6)	500,000	210,436,879	60.3		78,203,135	100	35,546,879	100			10	100
Daniel M. Snyder	200,000	200,000	*
Roger T. Staubach	100,000	100,000	*
Farid Suleman	266,666	266,666	*
Richard J. Buyens	666,666	666,666	*
Andreas C. Papanicolaou	1,333,334	1,413,334	*
James E. Thompson	666,666	666,666	*
Forstmann Little & Co. Equity Partnership—V, L.P.(7)			**				35,546,879	100
Forstmann Little & Co. Subordinated Debt & Equity Management Buyout Partnership—VIII, L.P.(8)		36,070,071	17.6	(1)							3.75	37.5
Forstmann Little & Co. Equity Partnership—VII, L.P.(9)		60,116,784	28.6	(2)							6.25	62.5
Forstmann Little & Co. Subordinated Debt & Equity Management Buyout Partnership—VI, L.P.(7)			**		24,383,737	31.2
Forstmann Little & Co. Subordinated Debt & Equity Management Buyout Partnership—VII, L.P.(7)			**		53,819,398	68.8
Directors and executive officers as a group (17 persons)	16,641,664	233,330,217	66.3		78,203,135	100	35,546,879	100	636,767	18.9	10	100

*
Less than one percent

**
See Note 7

(1)
Percentage of Class A Common Stock based on 204,457,869 shares of Class A Common Stock outstanding as of February 28, 2005, including 18,000,000 shares of Class A Common Stock held in the disputed claims reserve pursuant to the Plan of

  Reorganization, not assuming the conversion of the Class B Common Stock and Class C Common Stock, but assuming the exercise of warrants held by such beneficial owner but not the exercise of any other warrants.

(2)
Percentage of Class A Common Stock based on 209,997,642 shares of Class A Common Stock outstanding as of February 28, 2005, including 18,000,000 shares of Class A Common Stock held in the disputed claims reserve pursuant to the Plan of Reorganization, not assuming the conversion of the Class B Common Stock and Class C Common Stock, but assuming the exercise of warrants held by such beneficial owner but not the exercise of any other warrants.

(3)
Includes shares of Class A Common Stock that the individuals named in the table have the right to acquire within 60 days from February 28, 2005 upon exercise of options.

(4)
Percentage of Class A Common Stock based on 196,670,241 shares of Class A Common Stock outstanding as of February 28, 2005, assuming the conversion of Mr. Benjamin's Series A Preferred Shares into shares of Class A Common Stock but not assuming the conversion of any other Series A Preferred Stock.

(5)
See also notes 7, 8 and 9. Percentage of Class A Common Stock ownership based on 335,584,406 shares outstanding, assuming the conversion of all of the outstanding shares of Class B Common Stock and Class C Common Stock into shares of Class A Common Stock, the exercise of warrants held by certain Forstmann Little & Co. funds for 22,159,091 shares of Class A Common Stock, the exercise of Mr. Forstmann's options and the conversion of the shares of Series A Preferred Stock owned by Mr. Forstmann, but not assuming the conversion of any other shares of Series A Preferred Stock into shares of Class A Common Stock or the exercise of any other warrants.

(6)
See also notes 7, 8 and 9. Percentage of Class A Common Stock ownership based on 332,557,315 shares outstanding, assuming the conversion of all of the outstanding shares of Class B Common Stock and Class C Common Stock into shares of Class A Common Stock at a one to one conversion rate (see note 7), the exercise of warrants held by certain Forstmann Little & Co. funds for 22,159,091 shares of Class A Common Stock and the exercise of Mr. Lister's options, but not assuming the conversion of the Series A Preferred Stock into shares of Class A Common Stock or the exercise of any other warrants.

(7)
The Class B Common Stock and the Class C Common Stock, in the aggregate, are convertible into 113,750,014 shares of McLeodUSA's Class A Common Stock. However, the number of shares of Class A Common Stock into which each of the Class B Common Stock and the Class C Common Stock is convertible is not calculable at the present time. The respective portions of the 113,750,014 shares of Class A Common Stock into which the shares of Class B Common Stock and the shares of Class C Common Stock are convertible are calculated in accordance with a formula set forth in the Certificate of Incorporation, which formula is dependent on the fair market value of a share of Class A Common Stock at the time of conversion and the timing of the conversion. FLC XXIX Partnership, L.P. is the general partner of Forstmann Little & Co. Subordinated Debt & Equity Management Buyout Partnership—VI, L.P. ("MBO-VI") the direct owner of 24,383,737 shares of Class B Common Stock. Theodore J. Forstmann, Thomas H. Lister, Winston W. Hutchins, Jamie C. Nicholls, Gordon Holmes, and T. Geoffrey McKay, are the general partners of FLC XXIX. Accordingly, each of the individuals named above, other than Ms. Nicholls, Mr. Holmes, and Mr. McKay with respect to MBO-VI, for the reasons described below, may be deemed the beneficial owners of the shares owned by MBO-VI and, for the purposes of this table, beneficial ownership is included. Ms. Nicholls, Mr. Holmes, and Mr. McKay, with respect to MBO-VI, do not have any voting or investment power with respect to, or any economic interest in, the shares held by MBO-VI and, accordingly, Ms. Nicholls, Mr. Holmes, and Mr. McKay, are not deemed to be the beneficial owners of these shares. FLC XXXIII Partnership, L.P. is the general partner of Forstmann Little & Co. Subordinated Debt & Equity Management Buyout Partnership—VII, L.P. ("MBO-VII"), the direct owner of 53,819,398 shares of Class B Common Stock. Theodore J. Forstmann, Thomas H. Lister, Winston W. Hutchins, Jamie C. Nicholls, Gordon Holmes, and T. Geoffrey McKay are the general partners of FLC XXXIII. Accordingly, each of the individuals named above, other than Ms. Nicholls, Mr. Holmes, and Mr. McKay, with respect to MBO-VII, for the reasons described below, may be deemed the beneficial owners of the shares owned by MBO-VII and, for purposes of this table, beneficial ownership is included. Ms. Nicholls, Mr. Holmes, and Mr. McKay, with respect to MBO-VII, do not have any voting or investment power with respect to, or any economic interest in, the shares held by MBO-VII and, accordingly, Ms. Nicholls, Mr. Holmes, and Mr. McKay, are not deemed to be the beneficial owners of these shares. FLC XXX Partnership, L.P. is the general partner of Forstmann Little & Co. Equity Partnership—V, L.P. ("Equity-V"), the direct owner of 35,546,879 shares of Class C Common Stock. Theodore J. Forstmann, Thomas H. Lister and Winston W. Hutchins are the general partners of FLC XXX. Accordingly, each of the individuals named above, other than Ms. Nicholls, Mr. Holmes, and Mr. McKay, with respect to Equity-V, for the reasons described below, may be deemed the beneficial owners of the shares owned by Equity-V and, for purposes of this table, beneficial ownership is included. Ms. Nicholls, Mr. Holmes, and Mr. McKay, with respect to Equity-V, do not have any voting or investment power with respect to, or any economic interest in, the shares held by Equity-V and, accordingly, Ms. Nicholls, Mr. Holmes, and Mr. McKay, are not deemed to be the beneficial owners of these shares. The address for each of MBO-VI, MBO-VII and Equity-V is c/o Forstmann Little & Co., 767 Fifth Avenue, New York, NY 10153.

(8)
FLC XXXIII Partnership, L.P. is the general partner of Forstmann Little & Co. Subordinated Debt & Equity Management Buyout Partnership—VIII, L.P., the direct owner of 27,760,412 shares of Class A Common Stock and warrants to purchase

  8,309,659 shares of Class A Common Stock, which are currently exercisable. Theodore J. Forstmann, Thomas H. Lister, Winston W. Hutchins, Jamie C. Nicholls, Gordon Holmes, and T. Geoffrey McKay are the general partners of FLC XXXIII. The address of Forstmann Little & Co. Subordinated Debt & Equity Management Buyout Partnership—VIII, L.P. is c/o Forstmann Little & Co., 767 Fifth Avenue, New York, NY 10153.

(9)
FLC XXXII Partnership, L.P. is the general partner of Forstmann Little & Co. Equity Partnership—VII, L.P., the direct owner of 46,267,352 shares of Class A Common Stock and warrants to purchase 13,849,432 shares of Class A Common Stock, which are currently exercisable. Theodore J. Forstmann, Thomas H. Lister, Winston W. Hutchins, Jamie C. Nicholls, Gordon Holmes, and T. Geoffrey McKay are the general partners of FLC XXXII. The address of Forstmann Little & Co. Equity Partnership—VII, L.P. is c/o Forstmann Little & Co., 767 Fifth Avenue, New York, NY 10153.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions

        Since 2001, McLeodUSA has entered into indemnity agreements with certain of its officers and directors to provide protection against personal liability in order to ensure and enhance those individuals' continued service to McLeodUSA in an effective manner. The agreements provide for the effective indemnification of and the advancing of expenses to those individuals to the fullest extent (whether partial or complete) permitted by law and as set forth in the agreements, and, to the extent insurance is maintained, for the continued coverage of those individuals under McLeodUSA director and officer liability insurance policies.

        APAC Customer Services, Inc. ("APAC") provides sales and customer care services to McLeodUSA. McLeodUSA paid $2,328,396 in 2004 to APAC for these services. McLeodUSA provided telecommunications services to APAC totaling $1,063,803 in 2004 and $63,180 for the two months ended February 28, 2005. Thomas M. Collins, a director of McLeodUSA, is a director of APAC.

        During 2004 and for the two months ended February 28, 2005, McLeodUSA paid $45,975 and $65,559, respectively, to Shuttleworth & Ingersoll, P.L.C., a law firm in Cedar Rapids, Iowa, for legal services rendered. McLeodUSA provided telecommunications services for Shuttleworth & Ingersoll, P.C., totaling $40,137 in 2004 and $6,538 for the two months ended February 28, 2005. Thomas M. Collins is Of Counsel at Shuttleworth & Ingersoll, P.L.C., but has no ownership interest in the firm and receives no portion of the fees paid by McLeodUSA to the firm. Kevin Collins, son of Thomas M. Collins, is a member of Shuttleworth & Ingersoll.

        McLeodUSA provides telecommunications services to Rockwell Collins, Inc. McLeodUSA billed Rockwell Collins $61,183 in 2004 for these services. Chris A. Davis, Chairman of the Board of Directors and Chief Executive Officer of McLeodUSA, is a director of Rockwell Collins, Inc. McLeodUSA paid $8,500 in 2004 to Rockwell Collins for services related to McLeodUSA aircraft.

        During 2004 and for the two months ended February 28, 2005, McLeodUSA billed individual hospital subsidiaries of Community Health Systems, Inc. $218,181 and $62,150, respectively for telecommunications services. Dale F. Frey, director of McLeodUSA, serve on the board of Community Heath Systems, Inc. Theodore J. Forstmann, and Thomas A. Lister, directors of McLeodUSA, served on the board of Community Health Systems, Inc. until December 31, 2004.

        McLeodUSA is a party to an agreement with Alliant Energy pursuant to which Alliant Energy grants McLeodUSA access to certain of Alliant Energy's towers, rights-of-way, conduits and poles in exchange for capacity on the McLeodUSA communications network. McLeodUSA paid $1,053,588 to Alliant during 2004, primarily for utilities. McLeodUSA provided telecommunications services to Alliant Energy of $518,802 in 2004. James E. Hoffman resigned as Executive Vice President—Business Development of Alliant Energy during 2004, and is a director of McLeodUSA.

        In 2004 and for the two months ended February 28, 2005, McLeodUSA reimbursed Forstmann Little & Co. $58,930 and $30,101, respectively, for travel and related expenses incurred by Forstmann Little & Co. on behalf of McLeodUSA.

        Chris A. Davis receives an annual salary of $500,000 for providing advice and consulting services to Forstmann Little & Co. as a special limited partner thereof. Ms. Davis has the right to invest in Forstmann Little & Co. portfolio investments from time to time. Ms. Davis has informed McLeodUSA that she did not invest in Forstmann Little & Co.'s investment in McLeodUSA in connection with the restructuring. Ms. Davis has agreed to provide her advice related to the investment activities of the Forstmann Little & Co. partnerships in a manner that does not interfere with the performance of her duties with McLeodUSA.

        Theodore J. Forstmann is a senior partner and Thomas H. Lister is a general partner of Forstmann Little & Co. Funds affiliated with Forstmann Little & Co., which are parties to several agreements related to the Company's restructuring. Farid Suleman has been a special limited partner of Forstmann Little & Co. since March 2002. In addition, Dale F. Frey is an investor in certain Forstmann Little & Co. portfolio companies and serves on the Forstmann Little & Co. advisory board.

        Theodore J. Forstmann, a member of the McLeodUSA board, is a member of the banking group to which McLeodUSA owes money under the Credit Agreement. Mr. Forstmann holds $10,904,658 face value of such debt as of December 31, 2004, and receives interest payments thereunder, which in 2004 totaled $631,657. During the two months ended February 28, 2005 Mr. Forstmann did not receive any such interest payments. In addition, Mr. Forstmann received amendment fees of $41,135 as a result of the April 30 and December 3, 2004 amendments to the Credit Agreement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Principal Independent Public Accountant

        The following table summarized the aggregate fees billed to McLeodUSA by Deloitte & Touche LLP:

	2004	2003
Audit Fees(a)	$1,140,400	$610,100
Audit-Related Fees(b)	186,660	18,744
Tax Fees(c)	372,719	538,037
All Other Fees(d)	—	—

Total	$1,699,779	$1,166,881

(a)
Fees for audit services during 2004 and 2003 consisted of:
•
Audit of the Company's annual financial statements
•
Reviews of the Company's quarterly financial statements
•
Other services related to Security and Exchange Commission matters
•
Audit fees for 2004 also include the audit of management's report on the effectiveness of the Company's internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002

(b)
Fees for audit-related services during 2004 and 2003 consisted of:
•
Employee benefit plan audits
•
Regulatory audit procedures

(c)
Fees for tax services during 2004 and 2003 consisted of:
•
Tax compliance related to the preparation and review of federal and state income tax returns
•
Other tax planning and advice

(d)
No other professional services were rendered in 2004 or 2003.

        The Audit Committee has established policies and procedures that satisfy SEC requirements for approval of fees paid to the auditor and requires such fees to be approved before they are incurred. The Audit Committee has the sole authority to approve all relationships with Deloitte & Touche LLP. Pursuant to its policies and procedures, the Audit Committee has delegated limited approval authority to its Chairman. The Audit Committee considered whether the provision of services covered by the fees listed above is compatible with maintaining the independence of Deloitte & Touche LLP and all services of Deloitte & Touche LLP in 2004 and 2003 were approved pursuant to the then effective pre-approval procedures.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
(1) The following consolidated financial statements of McLeodUSA and report of independent public accountants are included in Item 8 of this Form 10-K.

        Report of Registered Independent Public Accounting Firm

        Consolidated Balance Sheets of Reorganized McLeodUSA—December 31, 2004 and 2003

        Consolidated Statements of Operations and Comprehensive Income (Loss)

          Reorganized McLeodUSA—for the years ended December 31, 2004 and 2003

          Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

          Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

        Consolidated Statements of Stockholders' Equity

          Reorganized McLeodUSA—for the years ended December 31, 2004 and 2003

          Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

          Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

        Consolidated Statements of Cash Flows

          Reorganized McLeodUSA—for the years ended December 31, 2004 and 2003

          Reorganized McLeodUSA—for the period April 17, 2002 to December 31, 2002

          Predecessor McLeodUSA—for the period January 1, 2002 to April 16, 2002

        Notes to the Consolidated Financial Statements

(a)
(2) The following financial statement schedules are filed as part of this report and are attached hereto as page S-1.

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004 and 2003.

        All other schedules for which provision is made in the applicable accounting regulations of the SEC have either been included in our consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)
(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

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
3.2	Certificate of Designation of the 2.5% Series A convertible preferred stock (Filed as Exhibit 3.3 to the 2002 Form 8-A and incorporated herein by reference).
3.3	Certificate of Designation of the Series B preferred stock (Filed as Exhibit 3.1 to Current Report on Form 8-K on April 22, 2002 and incorporated herein by reference).
3.4	Second Amended and Restated Bylaws of McLeodUSA Incorporated, as amended as of February 22, 2005.
4.1	Form of 2.5% Series A preferred stock certificate (Filed as Exhibit 4.1 to the 2002 Form 8-A and incorporated herein by reference).
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
4.22
Second Amendment dated as of April 21, 2004 to the Credit Agreement dated as of April 16, 2002. (Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q on May 10, 2004 and incorporated herein by reference.)
4.23
Fifth Amendment dated as of April 21, 2004 to the Senior Credit Agreement dated as of May 31, 2000. (Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q on May 10, 2004 and incorporated herein by reference.)
4.24
Third Amendment dated as of December 3, 2004 to the Credit Agreement dated as of April 16, 2002. (Filed as Exhibit 4.1 to the Current Report on Form 8-K on December 6, 2004 and incorporated herein by reference).
4.25
Sixth Amendment dated as of December 3, 2004 to the Senior Credit Agreement dated as of May 31, 2000. (Filed as Exhibit 4.2 to the Current Report on Form 8-K on December 6, 2004 and incorporated herein by reference).
4.26
Forbearance Agreement, dated as of March 16, 2005, among McLeodUSA Incorporated, each of the subsidiaries of McLeodUSA, and JPMorgan Chase Bank, N.A., as agent for the lenders. (Filed as Exhibit 10.1 to the Current Report on Form 8-K on March 17, 2005 and incorporated herein by reference).
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
10.5 **
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
10.27**
Employment Letter Agreement between McLeodUSA and James E. Thompson, dated November 12, 2002 (Filed as Exhibit 10.27 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).
10.28**
Employment Letter Agreement between McLeodUSA and Richard J. Buyens, dated October 16, 2003 (Filed as Exhibit 10.28 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).
10.29
Employment Letter Agreement, between McLeodUSA and Chris A. Davis, dated October 14, 2004. (Filed as Exhibit 10.1 to the Current Report on Form 8-K on October 15, 2004 and incorporated herein by reference).
10.30
Employment Letter Agreement, between McLeodUSA and Stephen C. Gray, dated October 14, 2004. (Filed as Exhibit 10.2 to the Current Report on Form 8-K on October 15, 2004 and incorporated herein by reference).
10.31
Employment Letter Agreement, between McLeodUSA and G. Kenneth Burckhardt, dated October 14, 2004. (Filed as Exhibit 10.7 to the Current Report on Form 8-K on October 15, 2004 and incorporated herein by reference).
10.32	McLeodUSA Incorporated Employment Security Severance Plan. (Filed as Exhibit 10.8 to the Current Report on Form 8-K on October 15, 2004 and incorporated herein by reference).
10.33	Standard Form of Option Award Notice for Employees, Director Level and Above. (Filed as Exhibit 10.9 to the Current Report on Form 8-K on October 15, 2004 and incorporated herein by reference).
10.34	Agreement, dated January 31, 2005, between Qwest Corporation and McLeodUSA Telecommunications Services, Inc.
10.35	Employment Letter Agreement, between McLeodUSA and G. Kenneth Burckhardt, dated March 25, 2005.
10.36	Amendment to McLeodUSA Incorporated Employment Security Severance Plan.
21.1	Subsidiaries of McLeodUSA Incorporated (Filed as Exhibit 21.1 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

**
Management contract or compensatory plan or arrangement.

(b)
Exhibits

The response to this portion of Item 15 is submitted as a separate section of this Form 10-K. See Item 15(a)(3) above.

(c)
Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this Form 10-K. See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCLEODUSA INCORPORATED
By:	/s/ CHRIS A. DAVIS Chris A. Davis Chairman of the Board and Chief Executive Officer

March 25, 2005

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. KENNETH BURCKHARDT G. Kenneth Burckhardt	Director, Executive Vice President and Chief Financial Officer	March 25, 2005
/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	March 25, 2005
/s/ EDWARD D. BREEN Edward D. Breen	Director	March 25, 2005
/s/ DAVID W. CHECKETTS David W. Checketts	Director	March 25, 2005
/s/ THOMAS M. COLLINS Thomas M. Collins	Director	March 25, 2005
/s/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 25, 2005
/s/ DALE F. FREY Dale F. Frey	Director	March 25, 2005

/s/ JAMES E. HOFFMAN James E. Hoffman	Director	March 25, 2005
/s/ JEONG H. KIM Jeong H. Kim	Director	March 25, 2005
/s/ THOMAS H. LISTER Thomas H. Lister	Director	March 25, 2005
/s/ DANIEL M. SNYDER Daniel M. Snyder	Director	March 25, 2005
/s/ ROGER T. STAUBACH Roger T. Staubach	Director	March 25, 2005
/s/ FARID SULEMAN Farid Suleman	Director	March 25, 2005

McLEODUSA INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
McLeodUSA Incorporated
Cedar Rapids, Iowa

        We have audited the accompanying consolidated balance sheets of McLeodUSA Incorporated and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, the period from April 17, 2002 to December 31, 2002 (Reorganized Company operations) and the period from January 1, 2002 to April 16, 2002 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, on April 5, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on April 16, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having capital carrying values not comparable with prior periods as described in Note 3.

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period from April 17, 2002 to December 31, 2002 (Reorganized Company operations), in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2002 to April 16, 2002 (Predecessor Company operations) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, negative net cash flows, and net stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 25, 2005

McLEODUSA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$50.0	$56.5
Trade receivables, net	58.6	65.6
Prepaid expenses and other	19.9	22.4
Assets held for sale	—	2.0

Total current assets	128.5	146.5

Property and equipment
Land and buildings	76.4	78.6
Communications networks	1,116.4	996.3
Furniture, fixtures and equipment	204.5	196.8
Networks in progress	51.3	171.6

Total property and equipment	1,448.6	1,443.3
Less accumulated depreciation	719.9	435.6

Net property and equipment	728.7	1,007.7

Intangibles and other assets
Goodwill	—	245.1
Other intangibles, net	144.9	201.8
Other	23.7	29.5

Total intangibles and other assets	168.6	476.4

TOTAL ASSETS	$1,025.8	$1,630.6

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$49.5	$27.1
Accounts payable	39.6	30.5
Accrued payroll and payroll related expenses	19.7	20.6
Other accrued liabilities	75.4	100.9
Deferred revenue, current portion	6.8	6.9
Liabilities related to discontinued operations	—	1.1

Total current liabilities	191.0	187.1

Long-term debt, less current maturities	727.8	717.3
Deferred revenue, less current portion	17.0	15.1
Other long-term liabilities	61.4	58.3

Total liabilities	997.2	977.8

Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 4,131,336 and 7,377,149 outstanding at December 31, 2004 and 2003, respectively	75.4	131.1

Stockholders' (deficiency) equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 192,227,818 and 175,527,257 issued and outstanding at December 31, 2004 and 2003, respectively	1.9	1.8
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at December 31, 2004 and 2003	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at December 31, 2004 and 2003	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at December 31, 2004 and 2003	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	1,049.2	993.3
Accumulated deficit	(1,121.6)	(497.1)

Total stockholders' (deficiency) equity	(46.8)	521.7

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$1,025.8	$1,630.6

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share data)

	Reorganized McLeodUSA			Predecessor McLeodUSA
	Year Ended December 31, 2004	Year Ended December 31, 2003	April 17 to December 31, 2002	January 1 to April 16, 2002
Revenue	$716.2	$869.0	$680.7	$311.4
Operating expenses:
Cost of service (exclusive of depreciation and amortization expense shown separately below)	393.8	498.9	410.3	211.2
Selling, general and administrative	268.4	312.2	240.4	108.9
Depreciation and amortization	356.8	340.5	217.9	126.3
Impairment charge	263.1	—	—	—
Reorganization charges, net	—	—	—	1,596.8
Restructuring adjustment	(0.2)	(0.2)	(0.1)	(6.8)

Total operating expenses	1,281.9	1,151.4	868.5	2,036.4

Operating loss	(565.7)	(282.4)	(187.8)	(1,725.0)

Nonoperating (expense) income:
Interest expense, net of amounts capitalized	(48.2)	(35.8)	(30.8)	(33.2)
Other (expense) income	(10.6)	22.5	(0.5)	2.0
Gain on cancellation of debt	—	—	—	2,372.8

Total nonoperating (expense) income	(58.8)	(13.3)	(31.3)	2,341.6

(Loss) income from continuing operations	(624.5)	(295.7)	(219.1)	616.6
Discontinued operations:
Income from discontinued operations (including net (losses) gains on disposals of ($17.3) and $148.3 million for the periods April 17 to December 31 and January 1 to April 16, 2002, respectively)	—	—	17.7	167.1

Net (loss) income	(624.5)	(295.7)	(201.4)	783.7
Preferred stock dividend	(2.9)	(4.6)	(3.5)	(4.8)

Net (loss) income applicable to common shares	$(627.4)	$(300.3)	$(204.9)	$778.9

Basic and diluted (loss) income per common share:
(Loss) income from continuing operations	$(2.12)	$(1.07)	$(0.80)	$0.97
Discontinued operations	—	—	0.06	0.27

(Loss) income per common share	$(2.12)	$(1.07)	$(0.74)	$1.24

Weighted average common shares outstanding	296.2	280.4	276.3	627.7

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period	$—	$—	$—	$(2.1)
Less: reclassification adjustment for gains included in net income	—	—	—	3.2

Total other comprehensive income	—	—	—	1.1

Comprehensive (loss) income	$(624.5)	$(295.7)	$(201.4)	$784.8

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A	Class B	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Total
Predecessor McLeodUSA
Balance January 1, 2002	$6.3	$—	$3,843.4	$(3,821.6)	$(1.1)	$27.0
Net income	—	—	—	783.7	—	783.7
Other comprehensive income	—	—	—	—	1.1	1.1
Preferred stock dividends	—	—	(4.8)	—	—	(4.8)
Reorganization adjustments	(6.3)	—	(3,838.6)	3,037.9	—	(807.0)

Balance April 16, 2002	$—	$—	$—	$—	$—	$—

	Class A	Class B	Class C	Preferred Series B	Warrants	Additional Paid-In Capital	Accumulated Deficit	Total
Reorganized McLeodUSA
Equity issued in reorganization	$1.6	$0.8	$0.3	$—	$22.6	$955.4	$—	$980.7
Net loss	—	—	—	—	—	—	(201.4)	(201.4)
Preferred stock dividends	—	—	—	—	—	(3.5)	—	(3.5)

Balance December 31, 2002	$1.6	$0.8	$0.3	$—	$22.6	$951.9	$(201.4)	$775.8
Net loss	—	—	—	—	—	—	(295.7)	(295.7)
Preferred stock conversions	0.2	—	—	—	—	46.0	—	46.2
Preferred stock dividends	—	—	—	—	—	(4.6)	—	(4.6)

Balance December 31, 2003	$1.8	$0.8	$0.3	$—	$22.6	$993.3	$(497.1)	$521.7
Net loss	—	—	—	—	—	—	(624.5)	(624.5)
Stock based compensation	—	—	—	—	—	0.3	—	0.3
Preferred stock conversions	0.1	—	—	—	—	58.5	—	58.6
Preferred stock dividends	—	—	—	—	—	(2.9)	—	(2.9)

Balance December 31, 2004	$1.9	$0.8	$0.3	$—	$22.6	$1,049.2	$(1,121.6)	$(46.8)

The accompanying notes are an integral part of these consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Reorganized McLeodUSA			Predecessor McLeodUSA
	Year Ended December 31, 2004	Year Ended December 31, 2003	April 17 to December 31, 2002	January 1 to April 16, 2002
Cash Flow from Operating Activities
Net (loss) income from continuing operations	$(624.5)	$(295.7)	$(219.1)	$616.6
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	298.6	276.2	173.2	108.6
Amortization	58.2	64.3	44.7	17.7
Accretion of interest	3.6	3.4	2.3	4.1
Loss (gain) on sale of assets	12.2	2.3	2.0	(6.4)
Noncash reorganization charges	—	—	—	1,538.4
Gain on cancellation of debt	—	—	—	(2,372.8)
Restructuring adjustment	(0.2)	(0.2)	(0.1)	(6.8)
Impairment charge	263.1	—	—	—
Changes in assets and liabilities, net of dispositions:
Trade receivables	9.0	17.7	56.8	14.3
Prepaid expenses and other	11.5	1.0	(8.0)	10.2
Accounts payable and accrued expenses	(16.6)	(90.0)	(37.0)	(43.3)
Deferred revenue	1.8	(1.2)	(7.2)	1.1

Net cash provided by (used in) operating activities	16.7	(22.2)	7.6	(118.3)
Cash Flows from Investing Activities
Purchase of property and equipment	(49.4)	(78.4)	(88.0)	(37.2)
Other assets	(28.8)	(41.4)	(39.2)	(16.5)
Proceeds from sale of assets	24.8	8.4	10.3	21.1
Proceed from sale of businesses	—	—	351.0	679.7

Net cash (used in) provided by investing activities	(53.4)	(111.4)	234.1	647.1

Cash Flows from Financing Activities
Payments on long term debt	(27.0)	(15.2)	(230.7)	(734.3)
Net proceeds from Exit Facility	60.0	40.0	—	—
Deferred financing fees	(2.8)	(5.3)	—	—
Investment by Forstmann Little	—	—	—	175.0

Net cash provided by (used in) financing activities	30.2	19.5	(230.7)	(559.3)

Net (decrease) increase in cash and cash equivalents from continuing operations	(6.5)	(114.1)	11.0	(30.5)
Net cash provided by operating activities of discontinued operations	—	—	35.4	39.2
Net cash used in investing activities by discontinued operations	—	—	(14.0)	(7.6)
Cash and cash equivalents
Beginning	56.5	170.6	138.2	137.1

Ending	$50.0	$56.5	$170.6	$138.2

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$42.6	$39.9	$38.2	$16.2

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

        McLeodUSA derives its revenue from its core telecommunications and related communications services. These include local and long distance services; local data services such as dial-up and dedicated Internet access services, using DSL, cable modem and dedicated T1 access; integrated access services, which link voice and data lines together on one high-speed connection; conference calling services; wireless services; bandwidth and network facilities leasing, sales and services, including access services; facilities and services dedicated for a particular customer's use; advanced communications services for larger businesses such as frame relay, private line, and ISDN; and value-added services such as virtual private networks, hosted Exchange and shared web hosting.

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

        In order to execute its plan the Company initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues. Over the past three years the Company has successfully executed nearly all of these programs. The operational and certain financial results of the Company, as reported in its quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

        However, the Company's revenues have not increased as forecasted and have been declining since 2002. The decline in revenue was driven by the Company's program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by its customer base, reduction in access rates as mandated by the Federal Communications Commission ("FCC"), and lower prices for some of its products. The Company has taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive sales leadership, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn. To date, these actions have not resulted in profitable new revenue growth which continues to be a challenge as the Company competes against large, financially strong competitors with well-known brands. With the recent merger announcements in the industry, the Company believes that the large telecommunications providers will likely become even more aggressive upon the closing of these transactions further challenging its ability to grow revenue.

        In light of the inability of the Company to achieve new revenue growth in excess of existing customer turnover and ultimately generate enough operating cash flow to service the existing level of debt, the Company's Board of Directors has authorized the Company to pursue strategic alternatives. In support of these initiatives, the Company has hired Miller Buckfire Ying & Co., LLC and Gleacher Partners, LLC as its financial advisors. The Company is now actively pursuing a strategic partner or a sale of the Company while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce the current debt level enabling the Company to achieve positive cash flow going forward.

        In the first quarter of 2004 the Company recognized that as a result of the continued decline in revenues, it would be necessary to obtain an amendment to certain restrictive covenants in the Credit Agreement dated as of May 31, 2000, as amended (the "Credit Agreement") and its Exit Credit Agreement, dated April 16, 2002, as amended, (the "Exit Facility" or collectively, the "Credit Facilities") from its lender group. The Company sought and obtained approval of amendments from its lender group on April 30, 2004. Based on the expected timing of the realization of certain retail and wholesale revenue initiatives, the Company believed it was more likely than not that it would not meet the minimum revenue covenant as of December 31, 2004. On December 3, 2004, McLeodUSA entered into the Sixth Amendment to the Credit Agreement and the Third Amendment to the Exit Facility. McLeodUSA paid approximately $2.8 million in fees to the lender group in connection with the approval of these amendments. Had the Company not obtained the April 2004 and December 2004 amendments it would have been in default of the revenue covenant but would have been in compliance with all other covenants.

        The Company has undertaken numerous actions to conserve cash, including the reduction of capital expenditures and selling, general and administrative expenses ("SG&A"), as well as the execution of extensive cost reduction efforts initiated in late 2001 and continuing through 2004. In the second quarter of 2004 the Company implemented a revised business plan which incorporated additional actions focused on reducing SG&A expenses and conserving cash. In addition, the Company has been selective in managing capital expenditures and does not believe that any of the reductions in capital spending will have a material impact on its ability to service its customers.

        The Company ended December 31, 2004 with $50.0 million of cash on hand. Currently, the Company has used a total of $108 million, including outstanding letters of credit, against the Exit Facility. In light of the current level of cash held by the Company and the upcoming required payments under its Credit Facilities, the Company has begun discussions with its agent bank and a group of lenders acting as a steering committee for the lenders under its Credit Facilities. The Company has entered a forbearance agreement with its lenders with respect to scheduled principal and interest payments on its loans whereby the lenders agreed not to take any action as a result of non-payment by the Company of approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 and any related events of default through May 23, 2005. On March 22, 2005, the Company elected not to make $2.8 million of interest payments on such loans and, as a result, an event of default occurred and the Company is required to accrue an additional two percentage points of interest on such loans as provided in the forbearance agreement. The Company believes that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

        In light of the revenue outlook and the Company's on-going cash requirements, the Company has also begun discussions related to a capital restructuring with its agent bank and a group of lenders acting as a steering committee for the lenders under its Credit Facilities. The Company and this committee are in negotiations related to terms of a capital restructuring which includes the conversion of a significant portion of the Company's current outstanding debt into equity. Under such a restructuring, the holders of the Company's current debt would become equity shareholders of the Company with the current holders of the preferred and common stock unlikely to receive any recovery.

        There can be no assurance that the Company will be able to reach an agreement with its lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the initial forbearance period on May 23, 2005. There also can be no assurance that the Company will be able to identify a suitable strategic partner or buyer or reach agreement with any such strategic partner or buyer on terms and conditions acceptable to the Company prior to the end of the initial forbearance period. In the event these alternatives are not available to the Company, it is likely that the Company will elect to forgo making future principal and interest payments to its lenders while it continues to seek an extended forbearance period or permanent capital restructuring from its lenders, or alternatively, the Company could be forced to seek protection from its creditors.

        The Company's financial statements for the period ending December 31, 2004 are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, but it may not be able to continue as a going concern. The report of McLeodUSA's independent registered public accounting firm accompanying its financial statements contains a comment stating that there is substantial doubt as to its ability to continue as a going concern. In the event the Company's restructuring activities are not successful and it is required to seek protection from its creditors, additional significant adjustments may be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

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

        During the period from January 31, 2002 to April 16, 2002, McLeodUSA operated as a debtor-in-possession. The consolidated financial statements during the period from January 31, 2002 to April 16, 2002, the effective date of the plan ("Effective Date"), have been prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). McLeodUSA adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The consolidated statement of operations for the period January 1, 2002 to April 16, 2002 separately discloses expenses related to the Chapter 11 proceedings as reorganization charges. Interest expense on all of the outstanding senior notes and the preferred stock dividends on the Series A Preferred Stock ceased to accrue after the filing by McLeodUSA on January 31, 2002. Interest and dividends ceased by operation of law. See Note 2 for further discussion of the emergence from bankruptcy.

        Upon emergence from bankruptcy, McLeodUSA implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of McLeodUSA was allocated to its assets and liabilities, its accumulated deficit was eliminated and its new equity was issued according to the Plan as if it were a new reporting entity. McLeodUSA recorded a $1.5 billion reorganization charge to adjust the historical carrying value of its assets and liabilities to fair market value reflecting the allocation of McLeodUSA's $1.15 billion estimated reorganized equity value as of April 16, 2002. McLeodUSA also recorded a $2.4 billion gain on the cancellation of debt on April 16, 2002, pursuant to the Plan. The adoption of fresh-start accounting as of April 16, 2002 materially changed the amounts previously recorded in the consolidated financial statements. As a consequence, the financial results have been separately presented under the label "Predecessor McLeodUSA" for the period January 1, 2002 to April 16, 2002 and "Reorganized McLeodUSA" for the period April 17, 2002 to December 31, 2002 and thereafter.

        For the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002, the operating results of businesses held for sale have been reported as discontinued operations in the McLeodUSA Consolidated Statements of Operations in accordance with Statement of Financial

Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Assets held for sale and liabilities related to discontinued operations have been presented separately in the asset and liabilities sections of the consolidated balance sheets. See Note 4 for further discussion of discontinued operations.

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

        Property and equipment:    In accordance with the provisions of SOP 90-7, all property and equipment was recorded at its estimated fair value as of the Effective Date of the Plan. Assets acquired after April 17, 2002 are stated at historical cost. Networks in progress includes construction costs, internal labor, overhead and interest capitalized during the construction and installation of fiber optic networks as well as new and reusable parts to maintain those fiber optic networks. McLeodUSA capitalized interest of $1.7 million, $10.2 million and $20.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, as part of its construction of fiber optic networks. These costs are considered in progress until the networks become operational at which time the costs are reclassified as communications network assets. The Company does not believe that it has significant capital requirements to complete its current construction work in progress for its intended use. The provision for depreciation of property and equipment is recorded using the straight-line method based on the following estimated useful lives:

Years
Buildings	15–27
Communications networks	5–15
Furniture, fixtures and equipment	3–10

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

        Goodwill:    In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets("SFAS 142"), the goodwill resulting from the allocation of the reorganization equity value is not amortized but reviewed at least annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. McLeodUSA has established July 1 as the date for its annual impairment test. SFAS 142 requires the identification of reporting units and the application of a two-step approach to assess goodwill impairment. In order to identify potential impairment, impairment tests of goodwill are performed by comparing the fair value of its reporting unit with its carrying amount, including goodwill. The fair value of goodwill is estimated using a discounted cash flow valuation model. If the carrying amount of its reporting unit exceeds its fair value, the impairment loss is measured in the second step by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with its carrying amount. McLeodUSA defined reporting units during its transitional and annual goodwill impairment tests as an operating segment comprised of the consolidated operations of McLeodUSA. During its 2004 annual impairment test, the Company concluded that goodwill was fully impaired. See further discussion in Note 15.

        Other intangibles:    Other intangibles consist of customer lists, trade names, and line installation costs incurred in the establishment of local access lines for customers. The customer lists are being amortized using the straight-line method over 33 to 60 months. The deferred line installation costs are being amortized using the straight-line method over 36 to 60 months, which approximates the expected service lives of residential and business customers. The McLeodUSA trade name was determined to have an indefinite life and is not being amortized but reviewed annually for impairment. McLeodUSA applies an income approach using a "relief from royalty" method in valuing its trade name. This approach assumes that by virtue of having ownership of the subject trade name, McLeodUSA does not have to pay royalties for the rights and privileges to use it in the production and marketing of its products. The fair value of such ownership is expressed using a cash flow valuation model of the expected net royalty savings over a projection period. The trade name PrimeLine was determined to have a finite life and is being amortized over 36 months. During the year ended December 31, 2004, the Company concluded that the trade name was partially impaired. See further discussion in Note 15.

        Segment reporting:    McLeodUSA operates its business as a single segment, engaging in the provision of telecommunications services based upon a single, integrated, interconnected telecommunications network in 25 Midwest, Southwest, Northwest and Rocky Mountain States. This segment includes all services offered by McLeodUSA, comprised of telecommunications products provided over this single integrated network including local and long-distance services, access services, and private line and data services. Management reviews operating results, assesses performance and allocates resources on a company-wide, single segment basis.

        The following services comprise total revenue (in millions):

	Reorganized McLeodUSA			Predecessor McLeodUSA
	Year Ended December 31, 2004	Year Ended December 31, 2003	April 17 to December 31, 2002	January 1 to April 16, 2002
Local	$365.1	$413.1	$323.4	$142.3
Long distance	133.8	173.9	152.9	72.3
Data services and other	131.7	143.0	107.7	54.0
Carrier access	76.9	124.5	87.9	40.0
Indefeasible rights of use agreements including those that qualify as sales type leases	8.7	14.5	8.8	2.8

	$716.2	$869.0	$680.7	$311.4

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

        Key business suppliers:    Qwest Communications International, Inc. and SBC Communications, Inc. are McLeodUSA's primary suppliers of non-owned local central office switching and local lines. While not an exclusive agreement, AT&T Wireless is currently the sole provider to McLeodUSA for wholesale wireless services. On February 17, 2004 AT&T Wireless announced that it had entered into an Agreement and Plan of Merger under which Cingular Wireless LLC agreed to acquire AT&T Wireless, subject to regulatory and other required approvals. The acquisition was completed in October 2004. We do not anticipate that this transaction will materially effect our wholesale business relationship with AT&T Wireless.

        Stock options issued to employees:    McLeodUSA has one stock-based employee compensation plan, which is more fully described in Note 13. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure—an Amendment of SFAS 123, had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

		Reorganized McLeodUSA		Predecessor McLeodUSA
	Year Ended December 31, 2004	Year Ended December 31, 2003	April 17 to December 31, 2002	January 1 to April 16, 2002
Net (loss) income applicable to common shares, as reported	$(627.4)	$(300.3)	$(204.9)	$778.9
Less: total stock-based employee compensation expense determined under fair value based methods	(11.3)	(8.8)	(13.1)	—

Pro forma net (loss) income applicable to common shares	$(638.7)	$(309.1)	$(218.0)	$778.9

(Loss) income per share:
Basic and diluted, as reported	$(2.12)	$(1.07)	$(0.74)	$1.24

Basic and diluted, pro forma	$(2.16)	$(1.10)	$(0.79)	$1.24

        Basic and diluted loss per common share:    (Loss) income per common share has been computed using the weighted average number of shares of common stock outstanding. All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants, representing 119 million, 139 million and 141 million Class A common shares at December 31, 2004, 2003, and 2002, respectively, may become dilutive. Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been 425 million, 428 million and 418 million at December 31, 2004, 2003, and 2002, respectively.

        New accounting pronouncements:    In December 2004, The Financial Accounting Standards Board revised and reissued SFAS 123 as SFAS 123(R), Accounting for Stock Issued to Employees ("SFAS 123(R)"). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the aware. The cost will then be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award. The provisions of this statement are effective for McLeodUSA July 1, 2005. McLeodUSA is still evaluating the impact that SFAS 123(R) will have on its financial position and results of operations but expects that the disclosure above, adjusted for estimated forfeitures, provides a reasonable measure of the expected impact.

Note 2.    Emergence from Chapter 11 Proceedings

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

  •
  The sale of McLeodUSA Media Group ("Pubco") to Yell Group Ltd. for $600 million;

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
January 1 to April 16, 2002
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
January 1 to April 16, 2002
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
January 1 to April 16, 2002
Professional and bank fees	$57.5
Severance	0.9
Write-off of deferred financing fees and discounts	53.3
Fresh-start adjustments to fair value	1,485.1

$1,596.8

Note 3.    Fresh-start Accounting

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

(f)
To record the prepayment on the term loans ($60 million) under McLeodUSA's Credit Agreement as required by the Third Amendment to the Credit Agreement dated November 29, 2001 (the "Third Amendment").

(g)
To adjust the carrying value of assets and liabilities to fair market value.

(h)
To record the assets held for sale in accordance with SFAS 144.

Note 4.    Discontinued Operations and Assets Held For Sale

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

        Also in 2001, McLeodUSA initiated a financial restructuring to substantially reduce its outstanding debt. As part of the financial restructuring, McLeodUSA and its senior secured lenders agreed to amend McLeodUSA's Credit Agreement to permit the financial restructuring. The key elements of the financial restructuring included, among other things (1) the sale of McLeodUSA Media Group, Inc. and its subsidiaries (collectively "Pubco") and the use of the proceeds therefrom of $600 million to make a payment to the holders of the Notes and (2) the sale of Illinois Consolidated Telephone Company ("ICTC") upon completion of the restructuring and use of the first $225 million of net proceeds to prepay the term loans under the Credit Agreement.

        For the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002, the operating results of the businesses listed below have been reported as discontinued operations in the consolidated financial statements in accordance with SFAS 144. As of December 31, 2002, all of the businesses had been sold. McLeodUSA recorded gains of $11.8 million and $1.9 million in 2003 and 2004, respectively, upon the dissolution of an equity partnership following the Company's mandatory withdrawal from the partnership under the terms of the partnership agreement. The gains are included in other income (expense) in the consolidated statement of operations. Effective November 1, 2004, McLeodUSA entered into a Partial Termination and Reconveyance Agreement with Level 3

Communications LLC ("Level 3") which substantially terminates the Cost Sharing National IRU Agreement, dated April 26, 1999, and subsequent amendments (the "IRU Agreement"), between McLeodUSA and Level 3. The agreement substantially returned the assets conveyed in the IRU Agreement back to Level 3 and/or the other parties, thereby eliminating McLeodUSA's remaining obligations, including operating and maintenance services and related expenditures. McLeodUSA has received cash consideration from Level 3 and the other parties of approximately $14.1 million and recorded a loss of $12.1 million in other income (expense). At December 31, 2003, $2.0 million of real estate was classified as held for sale. The real estate sold for approximately $2.4 million in November 2004. The liabilities related to discontinued operations of $1.1 million represents the unpaid selling costs at December 31, 2003.

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

        For the periods April 17, 2002 to December 31, 2002 and January 1, 2002 to April 16, 2002, the amount of revenue and net income (including gains or losses recorded on the sales) attributable to the discontinued operations and the assets held for sale were as follows (in millions):

	Reorganized McLeodUSA	Predecessor McLeodUSA
	April 17 to December 31, 2002	January 1 to April 16, 2002
Revenues:
IBS	$—	$1.2
CapRock Services	—	8.8
Pubco	—	94.3
DTG	17.8	12.0
Greene County	2.6	2.3
ICTC	76.5	31.7

	$96.9	$150.3

	Reorganized McLeodUSA	Predecessor McLeodUSA
	April 17 to December 31, 2002	January 1 to April 16, 2002
Net income (loss):
IBS	$(0.5)	$1.0
CapRock Services	(0.1)	8.3
Pubco	(0.2)	150.0
DTG	3.7	(0.4)
Greene County	0.1	0.2
ICTC	14.7	8.0

	$17.7	$167.1

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

Note 5.    Supplemental Schedule of Noncash Investing and Financing Activities

	Reorganized McLeodUSA			Predecessor McLeodUSA
	Year Ended December 31. 2004	Year Ended December 31, 2003	April 17 to December 31, 2002	January 1 to April 16, 2002
Principal amount converted of Redeemable Preferred Series A to Class A common stock	$58.6	$46.2	$—	$—
Preferred stock dividends	2.9	4.6	3.5	4.8
Receivable recorded from equity partnership	—	8.5	—	—
Note received on sale of business	—	—	3.0	—

Note 6.    Trade Receivables

        The composition of trade receivables, net, is as follows (in millions):

	December 31,
	2004	2003
Trade Receivables:
Billed	$66.3	$73.7
Unbilled	4.8	5.6

	71.1	79.3
Allowance for doubtful accounts and discounts	(12.5)	(13.7)

	$58.6	$65.6

Note 7.    Other Accrued Liabilities

        Other accrued liabilities consists of the following (in millions):

	December 31,
	2004	2003
Restructuring	$15.2	$32.5
Accrued Sales/Use/Excise Taxes	17.8	18.6
Accrued Property Taxes	10.9	10.9
Other	31.5	38.9

	$75.4	$100.9

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

        Interest on the borrowings under the Credit Agreement is payable quarterly at LIBOR plus 3.5% to LIBOR plus 4.25% based on McLeodUSA's debt rating. At December 31, 2004, the weighted average interest rate was 5.6% on the Revolving Credit Facility and Tranche A Term Facility, and 6.4% on the Tranche B Term Facility.

Exit Facility Financing

        As provided for in the Third Amendment, McLeodUSA entered into the Exit Facility upon consummation of the Plan on April 16, 2002. The Exit Facility consists of a revolving credit facility of $110 million. The Exit Facility matures on May 31, 2007, with any outstanding amounts due on that date; no principal payments are due until this maturity date. The Exit Facility is secured by first priority liens on the assets of McLeodUSA and its domestic subsidiaries and ranks superior to the Credit Agreement.

        McLeodUSA is required to pay a commitment fee on the average daily unused balance of the Exit Facility at an annual rate ranging from 1/ 2% to 1%. Funds borrowed under the Exit Facility bear interest at a rate per annum equal to either (a) the greater of (1) the prime rate and (2) the federal funds effective rate plus 1/2%, in each case plus a margin ranging from 1.00% to 2.50%; or (b) LIBOR plus a margin ranging from 2.00% to 3.50%. At December 31, 2004, the weighted average interest rate on the Exit Facility was 5.6%.

        The Exit Facility credit agreement includes restrictions as to, among other things, additional indebtedness, the payment of cash dividends, liens, sale and lease-back transactions, investments, asset sales, certain payments by restricted subsidiaries, capital expenditures and designation of unrestricted subsidiaries. It also limits requires minimum levels of interest coverage and EBITDA (as defined in the Credit Agreement and Exit Facility, as amended).

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

        Based on the expected timing of the realization of certain retail and wholesale revenue initiatives, the Company believed it was more likely than not that it would not meet the minimum revenue covenant as of December 31, 2004. On December 3, 2004, McLeodUSA entered into the Sixth Amendment to the Credit Agreement and the Third Amendment to the Exit Facility. The trailing four-quarter minimum revenue covenants were amended to eliminate the minimum revenue covenant for the fourth quarter of 2004. The Company was not subject to a minimum revenue covenant for periods after the fourth quarter of 2004. In addition, the capital expenditure limits for the fiscal years ending December 31, 2005 and 2006 were revised downward to $75 million and $150 million, respectively. The Company was in compliance with the amended covenants as of December 31, 2004. McLeodUSA paid approximately $0.9 million in fees to the lender group in connection with the approval of these amendments. Company has used a total of $108 million, including outstanding letters of credit, against the Exit Facility.

        On March 16, 2005, McLeodUSA and certain of its subsidiaries entered into a Forbearance Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the "Forbearance Agreement") related to the Credit Agreement and Exit Facility. The Company expects it will not be required to make approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 as a result of the Forbearance Agreement. See further discussion in Note 21.

        McLeodUSA's debt consists of the following at (in millions):

	December 31, 2004	December 31, 2003
Revolving Credit Facility, variable rate due May 31, 2007	$150.0	$150.0
Revolving Exit Facility, variable rate due May 31, 2007	100.0	40.0
Tranche A Term Facility, variable rate due in various installments through May 31, 2007	150.8	173.6
Tranche B Term Facility, variable rate due in various installments through May 30, 2008	376.5	380.3
Capitalized leases payable, due in various installments, bearing interest at 7.6% to 8.9%	—	0.5

	$777.3	$744.4
Less current maturities of long-term debt	49.5	27.1

	$727.8	$717.3

        Principal payments required on the outstanding debt at December 31, 2004 are as follows (in millions):

2005	49.5
2006	72.4
2007	471.9
2008	183.5

$777.3

Note 9.    Fair value of financial instruments

        At December 31, 2004 and 2003, the financial instruments of McLeodUSA consist of cash and cash equivalents, receivables, current liabilities and debt. The carrying value of these financial instruments approximates their fair value at December 31, 2004 and 2003 with the exception of debt. The Company's debt is available for trade based on a limited market maintained by the administrative agent for the Company's Credit Agreement. Utilizing trading data as of December 31, 2004 and 2003 and applying these trading values to the outstanding debt balances results in estimated fair values of $376.0 million and $545.4 million, respectively, as compared to carrying amounts of $777.3 million and $744.4 million as of December 31, 2004 and 2003, respectively.

Note 10.    Leases and Commitments

        Leases:    McLeodUSA leases certain of its office and network facilities under noncancelable agreements which expire at various times through September 2016. These agreements require various monthly rentals plus the payment of applicable property taxes, maintenance and insurance.

        The total minimum commitment at December 31, 2004 under such operating leases is as follows (in millions):

Operating Leases
2005	63.2
2006	45.2
2007	35.8
2008	25.3
2009	15.2
Thereafter	14.8

$199.5

        The total rental expense included in the consolidated statements of operations for the years ended December 31, 2004 and 2003 and for the periods January 1, 2002 to April 16, 2002 and April 17, 2002 to December 31, 2002 is $24.8 million, $26.8 million, $11.5 million and $21.6 million, respectively. Included in the commitments above are long-term service arrangements with telecommunication companies where McLeodUSA leases special access. These charges are not included in rent expense but are classified as cost of service in the consolidated statements of operations. McLeodUSA received sublease payments that reduced rent expense by $0.4 million for the year ended December 31, 2004 and $0.3 million in both 2003 and 2002. The minimum commitments above include sublease payments that McLeodUSA could be contingently liable for of $11.0 million.

        McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases. The guarantees total $23.4 million and expire over various periods through September 2016, corresponding with the termination of the lease agreement. The underlying contractual commitment of the subsidiaries is included in the minimum commitment table above. At December 31, 2004, McLeodUSA had standby letters of credit outstanding of $9.2 million.

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

        McLeodUSA currently has agreements with certain of its executive employees, including its Chief Executive Officer and Chief Financial Officer, which provide for immediate vesting of their stock option grants upon a change of control. McLeodUSA also has agreements with these officers which provide certain additional severance payments as defined in the individual agreements. In addition, the Company has a severance plan covering certain other management employees whereby participants in the severance plan are entitled to receive certain severance benefits upon a qualifying termination, as defined in the severance plan, following a change of control.

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

        McLeodUSA uses the intrinsic value method to account for stock-based awards to employees. McLeodUSA estimated the fair value of its stock-based awards to employees and non-employee directors using a Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of subjective assumptions, including stock price volatility. The following assumptions were used to value the stock based awards to employees for the years ended December 31, 2004, 2003 and 2002: no dividends, an average risk-free interest rate of 3.3% in 2004, 2.83% in 2003 and 4.64% in 2002, average price volatility of 103% in 2004, 104% in 2003 and 73% in 2002 and an expected weighted average life of 5 years.

        A summary of the options issued under Predecessor McLeodUSA stock option plans is as follows (in thousands):

Predecessor McLeodUSA:	Shares
Outstanding, January 1, 2002	105,314
Cancelled upon Effective Date of Plan	(105,314)

Outstanding April 16, 2002	—

        A summary of the Omnibus Plan for period April 17 to December 31, 2002, and the years ended December 31, 2003 and 2004 is as follows (in thousands):

Reorganized McLeodUSA:	Shares	Weighted- Average Exercise Price
Outstanding April 17, 2002	—	—
Granted	49,234	1.11
Exercised	—	—
Forfeited	(1,642)	1.11

Outstanding, December 31, 2002	47,592	1.11
Granted	17,999	1.31
Exercised	—	—
Forfeited	(8,601)	1.12

Outstanding, December 31, 2003	56,990	1.17
Granted	6,595	1.46
Exercised	—	—
Forfeited	(9,899)	1.31

Outstanding, December 31, 2004	53,686	1.18

        Other pertinent information related to the options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$1.11 to $1.21	44,534,062	7.8	$1.12	33,105,018	$1.12
$1.30 to $1.77	9,152,437	9.1	1.51	2,722,290	1.49

	53,686,499	8.0	$1.18	35,827,308	$1.14

        McLeodUSA has a contributory retirement plan (the "401(k) Plan") for its employees (including executive officers) age 21 and over with at least three months of service with McLeodUSA. The 401(k) Plan provides that each participant may contribute up to 50% of his or her salary (not to exceed the annual statutory limit). McLeodUSA may make matching contributions to each participant's account equal to 50% of the participant's contribution up to 2% of the participant's annual compensation. In addition, McLeodUSA may make a discretionary annual match of up to another 50% of the participant's contribution up to 2% of the participant's annual compensation. Thus, the total matching contribution can be up to 4% of the participant's annual compensation. Employees are not permitted to purchase McLeodUSA common stock with their own contributions to the 401(k) Plan. No matching contributions or discretionary annual match were made for the years ended December 31, 2004, 2003 and 2002.

Note 14.    Restructuring and Impairment Charges

        Changes in the carrying amount of the restructuring liability for the years ended December 31, 2004 and 2003 are summarized as follows (in millions):

	Reorganized McLeodUSA
	Liability at January 1, 2003	Cash Payments Through December 31, 2003	Reserve Additions	Reserve Reductions	Remaining Liability December 31, 2003
Employee separations	$0.6	$0.9	$0.3	$—	$—
Facility closure costs	58.5	26.2	—	0.1	32.2
Other contractual commitments	2.1	1.4	—	0.4	0.3

	$61.2	$28.5	$0.3	$0.5	$32.5

	Liability at January 1, 2004	Cash Payments Through December 31, 2004	Reserve Additions	Reserve Reductions	Remaining Liability December 31, 2004
Facility closure costs	32.2	17.1	0.1	—	15.2
Other contractual commitments	0.3	—	—	0.3	—

	$32.5	$17.1	$0.1	$0.3	$15.2

Note 15.    Goodwill and Other Intangible Assets

        In accordance with SFAS 142, goodwill and other indefinite lived intangible assets are not amortized but reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. SFAS 142 requires the identification of reporting units and the application of a two-step approach to assess goodwill impairment. In order to identify potential impairment, McLeodUSA performs annual impairment tests of goodwill by comparing the fair value of its reporting unit with its carrying amount, including goodwill. If the carrying amount of its reporting unit exceeds its fair value, the impairment loss is measured in the second step by comparing the implied fair value of goodwill, determined in the same manner as in a business combination, with its carrying amount. McLeodUSA defined reporting units during its transitional and annual goodwill impairment test as an operating segment comprised of McLeodUSA's consolidated operations.

        For other indefinite lived intangible assets SFAS 142 requires that the impairment test consist of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. McLeodUSA has established July 1 as the date for its annual impairment test for both goodwill and its other indefinite lived intangible asset. McLeodUSA performed its annual goodwill impairment and other indefinite lived intangible assets evaluations using the July 1 test date in connection with the preparation of its financial statements for the period ended September 30, 2004. These evaluations (for which management engaged a third party appraisal firm) indicated full impairment in the carrying amount of the Company's goodwill and partial impairment in the McLeodUSA trade name.

        In order to assess the fair value of goodwill the Company utilized both a market approach as well as an income approach utilizing a discounted cash flow model. The impairment is primarily based on the Company's most recent projection of future operations, including the revised expected timing of retail and wholesale revenue growth made in connection with the third party discounted cash flow model used in determining the fair value of its reporting unit. Consequently, McLeodUSA has recorded a non-cash impairment charge in its statement of operations for the year ended December 31, 2004 of $245.1 million, which represented the full carrying value of goodwill.

        Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are summarized as follows (in millions):

Balance, December 31, 2002	$237.8
Fresh-start valuation adjustments	7.3

Balance, December 31, 2003	$245.1
Impairment charge	(245.1)

Balance, December 31, 2004	$—

        In order to assess the fair value of the McLeodUSA trade name, the Company applied an income approach utilizing a "relief from royalty" method of valuation. Utilizing this approach, the Company determined that the trade name had a fair value of $64.9 million, as compared to its carrying value of $82.9 million, indicating partial impairment of $18.0 million. The trade name impairment is primarily related to the reduced revenue forecast. Consequently, McLeodUSA has recorded a non-cash impairment charge in its statement of operations for the year ended December 31, 2004 of $18.0 million.

        Intangible assets with finite lives at December 31, 2003 and December 31, 2004 are summarized as follows (in millions):

December 31, 2003:	Gross	Accumulated Amortization	Net
Deferred line installation costs	$172.5	$72.1	$100.4
Customer base	29.8	11.8	18.0
PrimeLine trade name	0.9	0.3	0.6

	$203.2	$84.2	$119.0

December 31, 2004:	Gross	Accumulated Amortization	Net
Deferred line installation costs	$190.5	$121.9	$68.6
Customer base	29.8	18.7	11.1
PrimeLine trade name	0.9	0.6	0.3

	$221.2	$141.2	$80.0

        Annual estimated amortization expense for intangible assets above for 2005 is $51 million, $28 million for 2006, and $1 million for 2007.

Note 16.    Accounting for Asset Retirement Obligations

        In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. McLeodUSA's asset retirement obligations relate to three categories of assets: fiber, central office colocation equipment and technical sites.

        The liability was established by calculating the present value of the asset retirement obligation using a discount rate of 6.1% over a period of 15 years, which is representative of the estimated life of McLeodUSA's telecommunications network. There have been no additions to the liability other than interest accretion as the Company's network infrastructure is largely in place and recent capital expenditures have been primarily focused on migrations of customers onto the Company's own network, augments to existing facilities and improvements to business systems and processes.

        Changes in the carrying amount of the asset retirement obligation for the years ended December 31, 2004 and 2003 are summarized as follows (in millions):

Balance, January 1, 2003	$54.9
Interest accretion	3.4

Balance, December 31, 2003	$58.3
Interest accretion	3.6
Payments	(0.4)

Balance, December 31, 2004	$61.5

Note 17.    Income Tax Matters

        Net deferred taxes consist of the following components (in millions):

	December 31, 2004	December 31, 2003
Deferred tax assets
Net operating loss carryforwards	$1,295.1	$1,111.7
Property and equipment	363.3	641.9
Accruals and reserves not currently deductible	35.8	57.9
Deferred revenues	9.1	8.5
Other	2.1	3.0

	1,705.4	1,823.0
Less valuation allowance	(1,656.3)	(1,763.5)

	$49.1	$59.5

Deferred tax liabilities:
Intangibles and other assets	19.9	17.0
Deferred line installation cost	26.6	38.4
Other	2.6	4.1

	49.1	59.5

	$—	$—

        A valuation allowance has been recognized to offset the entire net deferred tax asset due to the uncertainty of realizing the benefit of the net deferred tax asset. McLeodUSA has available net operating loss carryforwards totaling approximately $3.2 billion that expire in various amounts in the years 2008 to 2023.

        During 2002, McLeodUSA adopted the Plan and emerged from bankruptcy. McLeodUSA realized substantial cancellation of debt, or "COD" income as a result of the implementation of the Plan. Because McLeodUSA was a debtor in a bankruptcy case at the time it realized the COD income, it was not required to include such COD income in its taxable income for federal income tax purposes. Instead, McLeodUSA was required to reduce certain of its tax attributes by the amount of COD income so excluded. As reflected in the summary of net deferred taxes, McLeodUSA believes that all of the parent company's net operating loss carryovers, or "NOLs," were eliminated and certain of its other tax attributes (including alternative minimum tax credit carryovers and the tax basis of certain property it owns) were reduced or eliminated, as a result of COD income being excluded pursuant to the Plan. Some of the tax attributes of McLeodUSA's subsidiaries would be reduced or eliminated if it is determined that such reductions must be applied on a consolidated group basis rather than on a separate company basis.

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

        A bankruptcy exception to the general Section 382 limitations was elected because McLeodUSA's historic stockholders and creditors holding "qualified indebtedness" (as defined for purposes of Section 382) prior to the implementation of the Plan own at least 50% of its stock (by vote and value) after its implementation. Under this exception, our ability to utilize pre-change NOLs would not be limited as described above, but the amount of our pre-change NOLs would be reduced by the amount of interest paid or accrued, during the current and immediately preceding three years, on the Notes in respect of which New Series A Preferred Stock was issued. The NOL adjustment for interest expenses would be made prior to the tax attribute reductions described above.

        The income tax rate differs from the U.S. Federal income tax rate due to the following:

	December 31, 2004	December 31, 2003	December 31, 2002
Expected tax rate	(35)%	(35)%	35%

Percent increase (decrease) in income taxes resulting from:
Discharge of indebtedness not requiring deferred taxes	—	—	(139)
Fresh-start accounting	—	—	33
Change in valuation allowance	35	35	62
Other	—	—	9

	—%	—%	—%

Note 18.    Related Party Transactions

        McLeodUSA has entered into agreements with a stockholder that give certain rights-of-way to McLeodUSA for the construction of its telecommunications network in exchange for capacity on the network.

        McLeodUSA provided and purchased services from various companies, the principals of which are stockholders or directors of McLeodUSA or are affiliates. Revenues from services provided totaled $2.0 million, $1.2 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Services purchased during years ended December 31, 2004 and 2003, primarily professional services and rent, totaled $3.5 million and $6.3 million, respectively. Services purchased during 2002, primarily rent, professional services and database verification services, totaled $31.1 million. In addition, McLeodUSA paid Forstmann Little $0.1 million, $0.2 million and $0.9 million for the years ended 2004, 2003 and 2002, respectively, for expenses incurred by Forstmann Little on behalf of the Company.

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

        In December 1998, McLeodUSA entered into a split dollar agreement for life insurance policies on the joint lives of Clark and Mary McLeod. The McLeod Family 1998 Special Trust is sole owner and beneficiary of each policy. The McLeod Family 1998 Special Trust agreed to assign the policies to McLeodUSA as collateral for the payment by McLeodUSA of the premiums for these policies. The aggregate face amount of the policies was $113,000,000. In January 2002, McLeodUSA and the trustees entered into a modification and restatement of the split dollar agreement pursuant to which the trustees made a payment to McLeodUSA in the amount of $2.7 million in exchange for McLeodUSA's release of its collateral assignments on the existing policies and for its agreement to make a single further premium payment of $1.88 million (the payment otherwise due in December 2001 under the split dollar agreement, as modified) to acquire additional insurance on the lives of Clark and Mary McLeod. As a result of this modification and restatement, McLeodUSA was fully released from its obligations to make future payments under such policies. McLeodUSA owns the additional life insurance policy, subject to a split dollar endorsement in favor of the trustees. Pursuant to this endorsement, at any time after December 31, 2003 the trustees have the option to purchase this policy from McLeodUSA for the policy's then net cash surrender value. Upon the trustees' exercise of such option, the restrictions on Clark and Mary McLeod's Class A Common Stock contained in the split dollar agreement will terminate.

Note 19.    Quarterly Data—(Unaudited)

        The following table includes summarized quarterly financial data for the years ended December 31, 2004, 2003 and 2002 (in millions, except per share data):

	Reorganized McLeodUSA
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004:
Revenues	$193.6	$191.9	$168.1	$162.6
Operating loss	(79.9)	(70.1)	(340.4)	(75.3)
Net loss	(91.4)	(82.2)	(352.8)	(98.1)
Net loss applicable to common shares	(92.2)	(83.0)	(353.6)	(98.6)
Loss per common share	(0.32)	(0.28)	(1.19)	(0.32)
2003:
Revenues	$225.9	$222.6	$211.0	$209.5
Operating loss	(75.4)	(64.1)	(73.0)	(69.9)
Net loss	(84.1)	(72.8)	(82.2)	(56.6)
Net loss applicable to common shares	(85.3)	(74.0)	(83.4)	(57.6)
Loss per common share	(0.31)	(0.27)	(0.30)	(0.20)
	Predecessor McLeodUSA		Reorganized McLeodUSA
	First Quarter	April 1 to April 16, 2002	April 17 to June 30, 2002	Third Quarter	Fourth Quarter
2002:
Revenues	$264.1	$47.3	$207.2	$243.5	$230.0
Operating loss	(172.5)	(1,552.5)	(51.2)	(65.4)	(71.2)
(Loss) income from continuing operations	(200.9)	817.5	(58.3)	(77.6)	(83.2)
Net (loss) income	(186.4)	970.1	(45.3)	(67.4)	(88.7)
Net (loss) income applicable to common shares	(191.2)	970.1	(46.4)	(68.6)	(89.9)
Income (loss) per common share applicable to discontinued operations	0.02	0.25	0.05	0.04	(0.02)
(Loss) income per common share	(0.31)	1.55	(0.17)	(0.25)	(0.33)

Note 20.    Litigation

        Former Chairman Clark E. McLeod, former President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the "Individual Defendants") are defendants in a consolidated class action entitled In re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the "Iowa Class Action"), alleging inter alia, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Individual Defendants moved to dismiss the consolidated amended complaint in the Iowa Class Action. That motion was denied. Discovery is ongoing. One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA's Chapter 11 Case, seeking at least $104,650 on its own behalf and no less than approximately $300 million (plus interest, costs and attorneys' fees as allowed) on behalf of all class claimants in the Iowa Class Action (the "Bankruptcy Claims" and, together with the Iowa Class Action, the "Securities Claims"). The Bankruptcy Claims were transferred from the bankruptcy court in Delaware to the Iowa court, and consolidated with the Iowa Class Action on February 1, 2005. As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to McLeodUSA's indemnification obligations in connection with the claims alleged again the Individual Defendants in the consolidated amended complaint, estimate the amount or range of potential loss, if any, to McLeodUSA. With respect to the Bankruptcy Claims, on May 2, 2002, the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock. McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

        McLeodUSA has indemnification obligations running to the Individual Defendants, the terms of which provide for no limitation to the maximum potential future payments under such indemnifications. McLeodUSA is unable to develop an estimate of the maximum potential amount of future payments under the indemnifications due to the inherent uncertainties involved in such litigation. McLeodUSA maintains insurance, subject to limitations set forth in the policies, which is intended to cover the costs of claims made against its current and former Directors and Officers, including the Individual Defendants.

        McLeodUSA, as successor to Caprock Communications Corporation, is a defendant in a lawsuit brought by Alcatel USA Marketing, Inc. ("Alcatel"), in County Court No. 5, Dallas County, Texas, entitled Alcatel USA Marketing, Inc vs. Caprock Communications Corporation and McLeodUSA Holdings, Inc., Cause No. CC04-11573-E. Plaintiff alleges breach of a 1994 supply agreement and certain purchase orders issued in 2000 under the agreement. Alcatel seeks damages of approximately $6.3 million plus interest, costs and attorneys' fees. McLeodUSA has filed an answer denying liability, including asserting that a May 17, 2002 Privileged Settlement Communication between the parties rendered the purchase orders in dispute null and void. The suit is in its early stages. McLeodUSA intends to vigorously defend against these claims.

        McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs. McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA's 25-state footprint and with the FCC to reduce regulatory oversight and regulation over rates, network access and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these changes could make it more difficult for McLeodUSA to challenge the RBOCs' actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.

        The FCC released its TRO in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the "Court of Appeals"). On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action (USTA II). The Court of Appeals ruled that the FCC's delegation of final impairment decisions to state agencies was unlawful. The Court also reversed the FCC's nationwide finding regarding mass market switching, dedicated transport and its delegation of decision-making authority to the states. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to provide unbundled access at current prices to newly deployed technologies based on fiber and packet-switching capabilities. The Court also upheld the FCC's findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching. State proceedings that had been started to implement the TRO were suspended in some states and continued in other states. The FCC and U. S. Department of Justice declined to appeal USTA II. Competitive and interexchange carriers and an organization representing state regulatory agencies filed appeals to the U.S. Supreme Court and requested a stay. The U.S. Supreme Court declined to issue a stay. On July 22, the FCC adopted and on August 22, 2004, the FCC released an Interim UNE Order (the "Interim Order") establishing requirements that govern the availability of UNEs until the FCC adopts new, permanent unbundling rules. The Interim Order maintained the RBOC obligations to provide UNEs at current prices until March 2005. Verizon, Qwest and the United States Telephone Association ("USTA") appealed the Interim Order to the Court of Appeals. On October 4, all parties filed written comments with the FCC addressing permanent unbundling rules. The Court of Appeals on October 6, 2004, issued a decision that puts on hold until January 4, 2005, the petition filed by Verizon, Qwest and USTA to immediately overturn the FCC's Interim Order. On October 12, 2004, the U.S. Supreme Court rejected the appeal asking the Court to hear an appeal of the Court of Appeals USTA II decision. On December 15, 2004, the FCC announced adoption of revised permanent unbundling rules that it believes are in compliance with prior appellate decisions. These new unbundling rules impact access to local switching, high capacity loops, high capacity transport, dark fiber, and entrance facilities. The FCC also adopted a transition plan for those elements that will no longer be UNEs. The Company believes that the new rules are predominantly supportive of its facilities-based (UNE-L) strategy. The new unbundling rules became effective March 11, 2005.

        Regardless of the success, or lack of success, of commercial negotiations with Qwest and SBC and adoption of final unbundling rules, it is likely that unbundling rules will be the subject of continued litigation. There can be no assurance that our businesses will not be materially adversely affected by continued legal challenges to unbundling rules, new legislation passed in response to unbundling rules or any court decisions that result from continued legal challenge to unbundling rules or current law and regulations.

        The FCC has an open docket proposing to reform intercarrier compensation. An industry group known as the Intercarrier Compensation Forum provided a recommended framework for reforming intercarrier compensation related to switched access and reciprocal compensation charges. Other coalitions provided competing recommendations for reforming intercarrier compensation to the FCC in the Fall 2004. The FCC is evaluating all proposals and has solicited further comments on the issue. A final decision is expected no earlier than the first quarter of 2006, and the current framework of intercarrier compensation rules could be materially affected.

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

        On October 22, 2004, the FCC voted to eliminate any independent unbundling obligation under Section 271 of the 1996 Act for any network element that has been removed from Section 251 of the 1996 Act. Such relief could limit our access to customers and adversely affect our ability to compete.

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

        In April 2001, the FCC released an Order in which it established a benchmark rate at which CLECs' interstate access charges would be presumed reasonable and which a CLEC could impose on an interexchange carrier ("IXC") by tariff. In May of 2004, the FCC announced a new rule governing CLEC interstate access charges that imposed a limit on CLEC access charges when the CLEC did not directly serve the end user. The new rule provided that the charge could be no more than the rate charged by the ILEC for the same functionality. The FCC order stated its new rule limiting CLEC interstate access charges was to be applied on a prospective basis. McLeodUSA filed tariff changes to implement the FCC's new rule. The FCC's Order also provided that under its prior rules, it would not have been unreasonable for a CLEC to charge an IXC for those services at the higher benchmark rate. Some IXCs have disputed and withheld payment of billed access charges for wireless originated toll free calls and have also withheld payments due to the Company for other charges. The Company, in response to these actions, has also withheld payments from them. As of March 3, 2005, the amounts charged by the Company but not paid by these IXCs are: MCI, approximately $6.4 million; Sprint, approximately $4.7 million; and Qwest, approximately $4.9 million. The Company's withholdings, all of which are less than the amounts withheld by the IXCs are: MCI, approximately $3.4 million; Qwest, approximately $3.8 million; and Sprint, approximately $0.8 million. In total, approximately $23.5 million of access charges are disputed by these three IXCs related to certain types of toll free traffic for prior periods based on alleged insufficiency of tariff grounds. McLeodUSA has written contracts with two of the IXCs that identify the rates or source of rates that McLeodUSA is entitled to charge for interstate access services. McLeodUSA continued to bill for its services at the full benchmark rate until the FCC's new rule went into effect as of June 22, 2004 at which time it billed at the revised rates in accordance with by the FCC's new rule. As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation ("Sprint") in the United States District Court for the Northern District of Iowa claiming that, by Sprint's failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company. In addition to its breach of express contract claim against Sprint, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories. McLeodUSA filed suit against Qwest Corporation in this same court to recover charges unpaid by Qwest. Qwest filed suit against McLeodUSA in Denver, CO, contesting these charges. On March 23, 2005, the federal court in Northern District of Iowa issued a ten-day temporary restraining order preventing Qwest from terminating certain services to the Company in connection with the dispute. A further hearing is currently scheduled for April 9 and 10, 2005. On March 22, 2005, the Company and MCI filed demands for binding arbitration in connection with these disputes. On December 15, 2004, the FCC issued an order in US Telepacific reaffirming that its rule limiting CLEC access rates to be no more than the rate charged by the ILEC for the same functionality, adopted in May 2004, was to be applied on a prospective basis only, and that it was not unreasonable for a CLEC to charge the full benchmark rate for traffic to or from end-users of other carriers, provided that the carrier serving the end-user did not also charge the IXC and provided that the CLEC's charges were otherwise in compliance with and supported by its tariff. The Company believes that recovery of withheld amounts is probable; accordingly, no amounts have been reserved by the Company at December 31, 2004. However, certain of the underlying issues have never been litigated and are largely questions of first impression.

        McLeodUSA is a defendant in a lawsuit brought by SBC and its affiliates in the U.S. District Court in the Eastern District of Missouri. SBC alleges that McLeodUSA conspired with one or more of Global Crossing and its affiliates, certain named competitive local exchange carriers, and/or certain unnamed "least cost routers" to breach SBC's state or federal tariffs, unjustly enrich themselves, and commit fraud on SBC. SBC alleges that the defendants knowingly disguised long distance calls that were terminated to SBC so that they appeared to SBC to be local calls thereby depriving SBC of the difference between the access charge rate owed for termination of long distance calls and the reciprocal compensation rate owed for termination of local calls. McLeodUSA's answer is due April 1, 2005. McLeodUSA intends to vigorously defend against these claims.

        On March 17, 2005, AT&T sent a letter to the Company demanding in excess of $8 million in settlement of a claim under an Engineering and Construction Management Agreement between AT&T and CapRock Telecommunications Corp. dated November 1999. The claim principally relates to construction and fiber optic cable costs incurred in connection with construction of the Ring 3 fiber optic cable project from Tulsa, OK to Oklahoma City, OK from 1999 to 2000. The Company denies that it owes the moneys, and continues to review the merits of the case.

        Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations that could have a material adverse effect on our business, results of operations and financial condition. On September 8, 2004, the Washington State commission settled all issues with McLeodUSA for $25,000 plus other non-financial issues. Several other state utility commissions have reviewed or are actively reviewing the propriety of certain agreements we entered into with Qwest, including Arizona and Colorado, and these proceedings may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

        McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Note 21.    Subsequent Events

        On March 16, 2005, McLeodUSA and certain of its subsidiaries entered into a Forbearance Agreement with JPMorgan Chase Bank, N.A., as administrative agent related to the Credit Agreement and Exit Facility. Pursuant to the Forbearance Agreement, the lenders have agreed to forbear from exercising any remedies as a result of certain specified defaults under the Credit Facilities anticipated by the Company during the forbearance period, including, without limitation, the failure to make scheduled amortization payments under the Credit Facilities and interest payments under the Credit Agreement. The forbearance period, the purpose of which is to enable the parties to explore possible strategic transactions, runs through May 23, 2005. The Company expects it will not be required to make approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 as a result of the Forbearance Agreement.

        On March 22, 2005, the Company elected not to make $2.8 million of interest payments on such loans and, as a result, an event of default occurred and the Company is required to accrue an additional two percentage points of interest on such loans as provided in the Forbearance Agreement.

MCLEODUSA INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
For the year ended December 31, 2003:
Allowance for doubtful accounts and discounts	$55,738,000	$6,562,000	$—	$48,637,000	$13,663,000
Valuation reserve on deferred tax assets	1,330,215,000	122,205,000	311,080,000	—	1,763,500,000

	$1,385,953,000	$128,767,000	$311,080,000	$48,637,000	$1,777,163,000

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
For the year ended December 31, 2004
Allowance for doubtful accounts and discounts	$13,663,000	$6,619,000	—	$7,789,000	$12,493,000
Valuation reserve on deferred tax assets	1,763,500,000	249,700,000	(352,900,000)	—	1,660,300,000

	$1,777,163,000	$256,319,000	$(352,900,000)	$7,789,000	$1,672,793,000

S-1

QuickLinks

TABLE OF CONTENTS
Information Regarding Forward-Looking Statements
PART I
PART II
Selected Consolidated Financial Data of McLeodUSA (In millions, except per share data)
PART III
PART IV
SIGNATURES
SIGNATURES
McLEODUSA INCORPORATED AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In millions, except per share data)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In millions)
McLEODUSA INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
McLEODUSA INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Statement of Operations (Unaudited)
Condensed Statement of Cash Flows (Unaudited)
MCLEODUSA INCORPORATED SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS