Form 10-Q
period 2005-03-31
MCLEODUSA INC
filed 2005-05-10
CIK 919943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of each class of the issuer’s common stock as of April 29, 2005:
Common Stock Class A: ($0.01 par value)	198,381,768 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34.9	$50.0
Trade receivables, net	57.0	58.6
Prepaid expenses and other	19.8	19.9
Total current assets	111.7	128.5

Property and equipment
Land and buildings	74.7	76.4
Communications networks	1,121.7	1,116.4
Furniture, fixtures and equipment	208.3	204.5
Networks in progress	47.8	51.3
Total property and equipment	1,452.5	1,448.6
Less accumulated depreciation	792.4	719.9
Net property and equipment	660.1	728.7

Intangibles and other assets
Other intangibles, net	135.4	144.9
Other	22.4	23.7
Total intangibles and other assets	157.8	168.6

TOTAL ASSETS	$929.6	$1,025.8

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Current maturities of long-term debt	$777.3	$49.5
Accounts payable	37.5	39.6
Accrued payroll and payroll related expenses	17.1	19.7
Other accrued liabilities	81.9	75.4
Deferred revenue, current portion	6.4	6.8
Total current liabilities	920.2	191.0

Long-term debt, less current maturities	—	727.8
Deferred revenue, less current portion	16.9	17.0
Other long-term liabilities	61.5	61.4
Total liabilities	998.6	997.2

Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 3,185,441 and 4,131,336 outstanding at March 31, 2005 and December 31, 2004, respectively	58.6	75.4

Stockholders’ equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 197,150,538 and 192,227,818 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2.0	1.9
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at March 31, 2005 and December 31, 2004	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at March 31, 2005 and December 31, 2004	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at March 31, 2005 and December 31, 2004	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	1,065.8	1,049.2
Accumulated deficit	(1,219.1)	(1,121.6)
Total stockholders’ deficiency	(127.6)	(46.8)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$929.6	$1,025.8

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended March 31,
	2005	2004

Revenues	$160.5	$193.6

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	93.3	107.6
Selling, general and administrative	56.7	75.7
Depreciation and amortization	91.3	90.2
Restructuring charges	2.0	—
Total operating expenses	243.3	273.5
Operating loss	(82.8)	(79.9)

Nonoperating expense:
Interest expense, net of amounts capitalized	(14.4)	(11.1)
Other expense	(0.3)	(0.4)
Total nonoperating expense	(14.7)	(11.5)
Net loss	(97.5)	(91.4)
Preferred stock dividend	(0.5)	(0.8)

Net loss applicable to common shares	$(98.0)	$(92.2)

Basic and diluted loss per common share	$(0.32)	$(0.32)
Weighted average common shares outstanding	308.4	291.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

 McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net loss	$(97.5)	$(91.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77.0	76.0
Amortization	14.3	14.2
Accretion of interest	0.9	0.9
Amortization of deferred financing fees	1.2	1.0
Loss on sale of assets	0.3	0.4
Changes in assets and liabilities:
Trade receivables	0.5	7.9
Prepaid expenses and other	(4.5)	0.1
Accounts payable and accrued expenses	2.5	(21.1)
Deferred revenue	(0.8)	1.0
Net cash used in operating activities	(6.1)	(11.0)

Cash Flows from Investing Activities
Purchases of property and equipment	(11.9)	(13.3)
Other assets	(6.7)	(8.4)
Proceeds from the sale of assets	9.6	6.0
Net cash used in investing activities	(9.0)	(15.7)

Cash Flows from Financing Activities
Net proceeds from long-term debt	—	25.0
Payments on long-term debt	—	(5.8)
Net cash provided by financing activities	—	19.2

Net decrease in cash and cash equivalents	(15.1)	(7.5)

Cash and cash equivalents
Beginning	50.0	56.5
Ending	$34.9	$49.0

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1.6	$10.3

Supplemental Schedule of Noncash Investing and Financing Activities
Principal amount converted of Redeemable Preferred Series A to Class A common stock	$17.3	$9.6
Preferred stock dividends	$0.5	$0.8

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

However, the Company’s revenues have not increased as forecasted and have been declining since 2002.  The decline in revenue was driven by the Company’s program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by its customer base, reduction in access rates as mandated by the Federal Communications Commission (“FCC”), and lower prices for some of its products.  The Company has taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation into three distinct channels, hiring of experienced executive sales leadership, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn. To date, these actions have not resulted in profitable new revenue growth which continues to be a challenge as the Company competes against large, financially strong competitors with well-known brands. With the recent merger announcements in the industry, the Company believes that the large telecommunications providers will likely become even more aggressive upon the closing of these transactions further challenging its ability to grow revenue.

In light of the inability of the Company to achieve new revenue growth in excess of existing customer turnover and ultimately generate enough operating cash flow to service the existing level of debt, the Company’s Board of Directors has authorized the Company to pursue strategic alternatives. In support of these initiatives, the Company has hired Miller Buckfire Ying & Co., LLC and Gleacher Partners, LLC as its financial advisors. The Company is now actively pursuing a strategic partner or a sale of the Company while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce the current debt level enabling the Company to achieve positive cash flow going forward.

The Company has undertaken numerous actions to conserve cash, including the reduction of capital expenditures and selling, general and administrative expenses (“SG&A”), as well as the execution of extensive cost reduction efforts initiated in late 2001 and continuing through today.  These actions have resulted in a 25% reduction in SG&A expenses from the same quarter of last year.  The Company has been selective in managing capital expenditures and does not believe that any of the reductions in capital spending will have a material impact on its ability to services its customers.

The Company ended March 31, 2005 with $34.9 million of cash on hand.   In light of the level of cash held by the Company at year end and the payments required during the first quarter of 2005 under its Credit Agreement dated May 31, 2000, as amended (the “Credit Agreement”) and its Exit Credit Agreement, dated April 16, 2002, as amended, (the “Exit Facility” or collectively, the “Credit Facilities”), the Company began discussions with its agent bank and a group of lenders acting as a steering committee for the lenders under its Credit Facilities.  The Company entered a forbearance agreement on March 16, 2005 with its lenders with respect to scheduled principal and interest payments on its loans whereby the lenders agreed not to take any action as a result of non-payment by the Company of approximately $7.8 million of scheduled principal amortization and $10.3 million of interest payments due on or before March 31, 2005 and any related events of default through May 23, 2005.  In accordance with the forbearance agreement, on March 22, 2005, the Company elected not to make $2.8 million of interest payments on such loans and, as a result, an event of default occurred and the Company is required to accrue an additional two percentage points of interest on such loans as provided in the forbearance agreement. The Company believes that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

In light of the revenue outlook and the Company’s on-going cash requirements, the Company has also begun discussions related to a capital restructuring with its agent bank and a group of lenders acting as a steering committee for the lenders under its Credit Facilities. The Company and this committee are in negotiations related to terms of a capital restructuring which includes the conversion of a significant portion of the Company’s current outstanding debt into equity. Under such a restructuring, the holders of the Company’s current debt would become equity shareholders of the Company with the current holders of the preferred and common stock unlikely to receive any recovery.

The Company is currently in discussions with the lender committee regarding an extension to the existing forbearance agreement.  There can be no assurance that the Company will be able to reach an agreement with its lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the initial forbearance period on May 23, 2005.  There also can be no assurance that the Company will be able to identify a suitable strategic partner or buyer or reach agreement with any such strategic partner or buyer on terms and conditions acceptable to the Company prior to the end of the initial forbearance period.  In the event these alternatives are not available to the Company, it is likely that the Company will elect to forgo making future principal and interest payments to its lenders while it continues to seek an extended forbearance period or permanent capital restructuring from its lenders, or alternatively, the Company could be forced to seek protection from its creditors.

Our financial statements for the period ending March 31, 2005 are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, but it may not be able to continue as a going concern.  The report of McLeodUSA’s independent registered public accounting firm accompanying its financial statements in its Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2005, contains a comment stating that there is substantial doubt as to its ability to continue as a going concern.  In the event the Company’s restructuring activities are not successful and it is required to seek protection from its creditors, additional significant adjustments may be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

Interim Financial Information (unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of McLeodUSA.  The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC.  Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related footnotes included in the McLeodUSA Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 25, 2005.

Accounting for Stock-based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123 had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 and 2004 as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended March 31,
	2005	2004
Net loss applicable to common shares, as reported	$(98.0)	$(92.2)
Less: Total stock-based employee compensation expense determined under fair value based methods	(2.0)	(3.2)
Pro forma net loss applicable to common shares	$(100.0)	$(95.4)

Loss per share:
Basic and diluted, as reported	$(0.32)	$(0.32)
Basic and diluted, pro forma	$(0.32)	$(0.33)

Basic and diluted loss per common share

Loss per common share has been computed using the weighted average number of shares of common stock outstanding.  All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants totaling approximately 110 million shares and 138 million shares at March 31, 2005 and 2004, respectively, may become dilutive.  Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been approximately 420 million and 430 million at March 31, 2005 and 2004, respectively.

New accounting pronouncement

In December 2004, The Financial Accounting Standards Board revised and reissued SFAS 123 as SFAS 123(R), Accounting for Stock Issued to Employees (“SFAS 123(R)”).  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will then be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award.  The provisions of this statement are effective for McLeodUSA January 1, 2006.  McLeodUSA is still evaluating the impact that SFAS 123(R) will have on its financial position and results of operations but expects that the disclosure above, adjusted for estimated forfeitures, provides a reasonable measure of the expected impact.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees.  At March 31, 2005, McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases.  As of March 31, 2005 the guarantees total $22.8 million and expire over various periods through September 2016, corresponding with the termination of the lease agreements.

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

Note 2:  Trade Receivables

The composition of trade receivables, net, is as follows (in millions):

	March 31, 2005	December 31, 2004
Trade Receivables:
Billed	$66.0	$66.3
Unbilled	4.6	4.8
	70.6	71.1
Allowance for doubtful accounts and discounts	(13.6)	(12.5)
	$57.0	$58.6

Note 3:  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	March 31, 2005	December 31, 2004
Accrued sales/use/excise taxes	$17.5	$17.8
Accrued interest	12.8	1.8
Restructuring	12.3	15.2
Accrued property taxes	9.3	10.9
Other	30.0	29.7
	$81.9	$75.4

As discussed in Note 1, the Company elected not to make $10.3 million in interest payments due on or before March 31, 2005.  As a result of the non-payment on March 22, 2005, an event of default occurred and the Company is required to accrue two additional percentage points of interest on the Credit Facilities as provided in the forbearance agreement.

Note 4:  Restructuring Charges

Changes in the carrying amount of the restructuring liability for the three months ended March 31, 2005 is summarized as follows (in millions):

Facility closure costs
Balance, December 31, 2004	$15.2
Payments	(2.9)
Balance, March 31, 2005	$12.3

Note 5: Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), other indefinite lived intangible assets are not amortized but reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  For other indefinite lived intangible assets, SFAS 142 requires that the impairment test consist of a comparison of the fair value of the intangible asset with its carrying amount.  If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  McLeodUSA has established July 1 as the date for its annual impairment test for its other indefinite lived intangible asset.  McLeodUSA performed its annual indefinite lived intangible assets evaluation using the July 1 test date in connection with the preparation of its financial statements for the period ended September 30, 2004.  This evaluation (for which management engaged a third party appraisal firm) indicated partial impairment in the McLeodUSA trade name.  An $18.0 million charge was recorded in the third quarter of 2004, reducing the carrying value to $64.9 million. During the quarter ended March 31, 2005, the Company reviewed the specific requirements of SFAS 142 regarding the need for impairment testing between annual tests and concluded that there were no such events or changes in circumstances that would indicated that the asset may be impaired.

Intangible assets with finite lives at March 31, 2005 and December 31, 2004 are summarized as follows (in millions):

	Gross	Accumulated Amortization	Net
March 31, 2005:
Deferred line installation costs	$195.0	$134.6	$60.4
Customer base	29.8	20.0	9.8
PrimeLine Trademark	0.9	0.6	0.3
	$225.7	$155.2	$70.5

	Gross	Accumulated Amortization	Net
December 31, 2004:
Deferred line installation costs	$190.5	$121.9	$68.6
Customer base	29.8	18.7	11.1
PrimeLine Trademark	0.9	0.6	0.3
	$221.2	$141.2	$80.0

Annual estimated amortization expense for intangible assets above for 2005 is $37 million, $30 million for 2006, and $3 million for 2007.

Note 6:  Accounting for Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred.  McLeodUSA’s asset retirement obligations relate to three categories of assets: fiber, central office colocation equipment and technical sites.

The liability was established by calculating the present value of the asset retirement obligation using a discount rate of 6.1% over a period of 15 years, which is representative of the estimated life of McLeodUSA’s telecommunications network.

Changes in the carrying amount of the asset retirement obligation for the three months ended March 31, 2005 is summarized as follows (in millions):

Balance, December 31, 2004	$61.4
Interest accretion	0.9
Payments	(0.2)
Adjustments	(0.6)
Balance, March 31, 2005	$61.5

Note 7:  Long Term Debt

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

In accordance with the forbearance agreement, the Company did not make approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005.  As a result of the nonpayment of interest on March 22, 2005, an event of default occurred and the Company is required to accrue an additional two percentage points of interest on such loans as provided in the forbearance agreement.  The Company’s debt has been classified as current in the condensed consolidated balance sheet because the default is not expected to be cured by May 23, 2005, the date the Forbearance Agreement ends, and the Forbearance Agreement does not extend beyond one year from the balance sheet date. The Company is currently in discussions with the lender committee regarding an extension to the existing forbearance agreement. There can be no assurance that the Company will be able to reach an agreement with its lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the initial forbearance period on May 23, 2005.

Note 8:  Litigation

Former Chairman Clark E. McLeod, former President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the “Individual Defendants”) are defendants in a consolidated class action entitled In re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the “Iowa Class Action”), alleging inter alia, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Individual Defendants moved to dismiss the consolidated amended complaint in the Iowa Class Action.  That motion was denied. Discovery is ongoing.   One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case, seeking at least $104,650 on its own behalf and no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the “Bankruptcy Claims” and, together with the Iowa Class Action, the “Securities Claims”).  The Bankruptcy Claims were transferred from the bankruptcy court in Delaware to the Iowa court, and consolidated with the Iowa Class Action on February 1, 2005.  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to McLeodUSA’s indemnification obligations in connection with the claims alleged again the Individual Defendants in the consolidated amended complaint, estimate the amount or range of potential loss, if any, to McLeodUSA.  With respect to the Bankruptcy Claims, on May 2, 2002, the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock.  McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

McLeodUSA, as successor to Caprock Communications Corporation, is a defendant in a lawsuit brought by Alcatel USA Marketing, Inc. (“Alcatel”), in County Court No. 5, Dallas County, Texas, entitled Alcatel USA Marketing, Inc vs. Caprock Communications Corporation and McLeodUSA Holdings, Inc., Cause No. CC04-11573-E.  Plaintiff alleges breach of a 1994 supply agreement and certain purchase orders issued in 2000 under the agreement.  Alcatel seeks damages of approximately $6.3 million plus interest, costs and attorneys’ fees.  McLeodUSA has filed an answer denying liability, including asserting that a May 17, 2002 Privileged Settlement Communication between the parties rendered the purchase orders in dispute null and void.  The suit is in the discovery stage therefore, an estimate of a possible loss or range of loss cannot be made at this time. While McLeodUSA intends to vigorously defend against these claims, there can be no assurance that the Company will prevail in this dispute, given the uncertainties inherent in a jury trial.

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the Regional Bell Operating Companies (“RBOCs”).  McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and with the FCC to reduce regulatory oversight and regulation over rates, network access and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996 (“1996 Act”), by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these changes could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.

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

On September 10, 2003, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) on Total Element Long Run Incremental Cost (“TELRIC”).  This is a proceeding to review the TELRIC methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2005.

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

The FCC issued on March 10, 2004 its NPRM on “IP-enabled communications,” which includes VoIP. The NPRM asks broad questions regarding the regulatory classifications of various “IP-enabled” services, including different VoIP services; the access charge and other intercarrier compensation implications; the universal service implications; and the other social policy implications such as law enforcement, disability and emergency 911 service issues and suggests, as a general proposition, the economic regulation of various IP-enabled services should be kept to a minimum.

In April 2001, the FCC released an Order in which it established a benchmark rate at which CLECs’ interstate access charges would be presumed reasonable and which a CLEC could impose on an interexchange carrier (“IXC”) by tariff. In May of 2004, the FCC announced a new rule governing CLEC interstate access charges that imposed a limit on CLEC access charges when the CLEC did not directly serve the end user.  The new rule provided that the charge could be no more than the rate charged by the ILEC for the same functionality.  The FCC order stated its new rule limiting CLEC interstate access charges was to be applied on a prospective basis.  McLeodUSA filed tariff changes to implement the FCC’s new rule.  The FCC’s Order also provided that under its prior rules, it would not have been unreasonable for a CLEC to charge an IXC for those services at the higher benchmark rate.  Some IXCs have disputed and withheld payment of billed access charges for wireless originated toll free calls and have also withheld payments due to the Company for other charges.  The Company, in response to these actions, has also withheld payments from them.  As of March 3, 2005, the amounts charged by the Company but not paid by these IXCs are:  MCI, approximately $6.4 million; Sprint, approximately $4.7 million; and Qwest, approximately $4.9 million.  The Company’s withholdings, all of which are less than the amounts withheld by the IXCs are:  MCI, approximately $3.4 million; Qwest, approximately $3.8 million; and Sprint, approximately $0.8 million.  In total, approximately $23.5 million of access charges are disputed by these three IXCs related to certain types of toll free traffic for prior periods based on alleged insufficiency of tariff grounds.  McLeodUSA has written contracts with two of the IXCs that identify the rates or source of rates that McLeodUSA is entitled to charge for interstate access services.  McLeodUSA continued to bill for its services at the full benchmark rate until the FCC’s new rule went into effect as of June 22, 2004 at which time it billed at the revised rates in accordance with by the FCC’s new rule.  As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation (“Sprint”) in the United States District Court for the Northern District of Iowa claiming that, by Sprint’s failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company.  In addition to its breach of express contract claim against Sprint, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories.  McLeodUSA filed suit against Qwest Corporation in this same court, later transferred to Denver, CO, to recover charges unpaid by Qwest.  Qwest filed suit against McLeodUSA in Denver, CO, contesting these charges.  On March 23, 2005, the federal court in Northern District of Iowa issued a  temporary restraining order preventing Qwest from terminating certain services to the Company in connection with the dispute.   A hearing on a Preliminary Injunction is scheduled for May 19, 2005.  On March 22, 2005, the Company and MCI filed demands for binding arbitration in connection with these disputes.  On December 15, 2004, the FCC issued an order in US Telepacific reaffirming that its rule limiting CLEC access rates to be no more than the rate charged by the ILEC for the same functionality, adopted in May 2004, was to be applied on a prospective basis only, and that it was not unreasonable for a CLEC to charge the full benchmark rate for traffic to or from end-users of other carriers, provided that the carrier serving the end-user did not also charge the IXC and provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff.  The Company believes that recovery of withheld amounts is probable; accordingly, no amounts have been reserved by the Company at December 31, 2004.  However, certain of the underlying issues have never been litigated and are largely questions of first impression.

McLeodUSA is a defendant in a lawsuit brought by SBC and its affiliates in the U.S. District Court in the Eastern District of Missouri. SBC alleges that McLeodUSA conspired with one or more of Global Crossing and its affiliates, certain named competitive local exchange carriers, and/or certain unnamed “least cost routers” to breach SBC’s state or federal tariffs, unjustly enrich themselves, and commit fraud on SBC.   SBC alleges that the defendants knowingly disguised long distance calls that were terminated to SBC so that they appeared to SBC to be local calls thereby depriving SBC of the difference between the access charge rate owed for termination of long distance calls and the reciprocal compensation rate owed for termination of local calls. McLeodUSA’s answer was filed on April 1, 2005, denying all liability.   McLeodUSA intends to vigorously defend against these claims.

On May 9, 2005, AT&T sent a demand to the Company for arbitration of its claim for in excess of $8 million under an Engineering and Construction Management Agreement between AT&T and CapRock Telecommunications Corp. dated November 1999.  The claim principally relates to construction and fiber optic cable costs incurred in connection with construction of the Ring 3 fiber optic cable project from Tulsa, OK to Oklahoma City, OK from 1999 to 2000.  The Company denies that it owes the monies.  While McLeodUSA intends to vigorously defend against this demand, there can be no assurance that the Company will prevail in this dispute.

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

McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries

Information Regarding Forward-Looking Statements

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

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and our financial condition and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.  Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Executive Overview

In the fourth quarter of 2001, we developed a revised strategic plan, which focused on profitable revenue growth in our 25-state footprint.  This plan served as the basis for our recapitalization with our principal shareholder, Forstmann Little & Co., lender group, and Preferred Shareholders, as well as the structuring of the Exit Facility and continues to serve as the basis of our yearly operating plans.

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

In light of the inability of the Company to achieve new revenue growth in excess of existing customer turnover and ultimately generate enough operating cash flow to service the existing level of debt, our Board of Directors has authorized the Company to pursue strategic alternatives.  In support of these initiatives, we have hired Miller Buckfire Ying & Co., LLC and Gleacher Partners, LLC as the Company’s financial advisors. We are now actively pursuing a strategic partner or a sale of the Company while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce the current debt level enabling the Company to achieve positive cash flow going forward.

We believe that the Company’s operational excellence combined with a highly trained workforce, state of the art product offerings and expansive network could provide strategic benefits to existing multi-state and regional telecom services providers. In addition, through the extensive cost reduction programs, which have been implemented over the past several years, we believe the Company’s wholesale product suite offers an attractive alternative to UNE-P providers for local access lines and competitive long distance services.

We have undertaken numerous actions to conserve cash, including the reduction of capital expenditures and SG&A, as well as the execution of extensive cost reduction efforts initiated in late 2001 and continuing through today.  In addition, we been selective in managing capital expenditures and do not believe that any of the reductions in capital spending will have a material impact on our ability to service our customers.

We ended March 31, 2005 with $34.9 million of cash on hand.  In light of our level of cash at year end and the payments required during the first quarter of 2005 under the Credit Facilities, we began discussions with our agent bank and a group of lenders acting as a steering committee for the lenders under our Credit Facilities.  The Company entered a forbearance agreement with our lenders with respect to scheduled principal and interest payments on our loans whereby the lenders agree not to take any action as a result of non-payment by the Company of approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 and any related events of default through May 23, 2005.  In accordance with the forbearance agreement, on March 22, 2005, we elected not to make $2.8 million of interest payments on such loans and, as a result, an event of default occurred and we are required to accrue an additional two percentage points of interest on such loans as provided in the forbearance agreement.  We believe that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

In light of the revenue outlook and the Company’s on-going cash requirements, we have also begun discussions related to a capital restructuring with our agent bank and a group of lenders acting as a steering committee for the lenders under our Credit Facilities. The Company and this committee are in negotiations related to terms of a capital restructuring which includes the conversion of a significant portion of the Company’s current outstanding debt into equity.  Under such a restructuring, the holders of our current debt would become equity shareholders of the Company with the current holders of the preferred and common stock unlikely to receive any recovery.

The Company is currently in discussions with the lender committee regarding an extension to the existing forbearance agreement.  There can be no assurance that we will be able to reach an agreement with our lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the initial forbearance period on May 23, 2005.  There also can be no assurance that we will be able to identify a suitable strategic partner or buyer or reach agreement with any such strategic partner or buyer on terms and conditions acceptable to us prior to the end of the initial forbearance period.  In the event these alternatives are not available to the Company, it is likely that we will elect to forgo making future principal and interest payments to our lenders while we continue to seek an extended forbearance period or permanent capital restructuring from our lenders, or alternatively, the Company could be forced to seek protection from its creditors.

While we continue to explore a variety of options with a view toward maximizing value for all of our stakeholders, none of the options presented to date have suggested that there will be any meaningful recovery for the Company’s current preferred stock or common stockholders.  Accordingly, it is unlikely that holders of the Company’s preferred stock or common stock will receive any recovery in a capital restructuring or other strategic transaction.

Our financial statements for the periods ending March 31, 2005 and December 31, 2004 are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, but we may not be able to continue as a going concern.  The report of our independent registered public accounting firm accompanying our financial statements in our report on Form 10-K filed March 25, 2005, contains a comment stating that there is substantial doubt as to our ability to continue as a going concern.  In the event our restructuring activities are not successful and we are required to seek protection from our creditors, additional significant adjustments may be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

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

As of March 31, 2005, we operated a network with 699 access nodes collocated in RBOC central offices.  We serve our customers by using various loop/access unbundled network elements (“UNEs”) provided by the RBOCs and aggregating them through our access nodes.  In turn, our access nodes are interconnected through approximately 39 service node locations where our switching/routing systems reside.  In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs.  Our service nodes are located in most of the major metropolitan areas across our footprint.  These service nodes are in turn interconnected by our high capacity, inter-city core network.  The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers.

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

Arizona Arkansas Colorado Idaho Illinois	Indiana Iowa Kansas Louisiana Michigan	Minnesota Missouri Montana Nebraska New Mexico	North Dakota Ohio Oklahoma Oregon South Dakota	Texas Utah Washington Wisconsin Wyoming

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the McLeodUSA Annual Report on Form 10-K for the year ended December 31, 2004, describe the significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the first quarter of 2005. Management will continue to monitor its estimates and assumptions as well as events or changes in circumstances with respect to the reported amounts of assets, liabilities, revenues and expenses while we continue our pursuit of strategic alternatives and financial restructuring.

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

As discussed in the “Executive Overview,” we are pursuing strategic alternatives and are now actively pursuing a strategic partner or a sale of the Company while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce the current debt level enabling the Company to achieve positive cash flow going forward.

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

2005 Cash Flow

We ended March 31, 2005 with $34.9 million of cash and cash equivalents versus $50.0 million at December 31, 2004.  This decrease of $15.1 million resulted primarily from the following:

Operating Activities:
Decrease in cash from operations, excluding changes in assets and liabilities	$(2.5)
Payments for restructuring charges and liabilities	(5.3)
Cash provided by changes in assets and liabilities	1.7
Net cash used in operating activities	(6.1)

Investing Activities:
Capital expenditures	(11.9)
Deferred line installation costs	(6.7)
Sale of assets	9.6
Net cash used in investing activities	(9.0)

Net decrease in cash and cash equivalents	$(15.1)

The payments for restructuring charges and liabilities relate to lease payments and lease buyouts associated with facility exits and costs in connection with our pursuit of strategic alternatives and financial restructuring.  We expect our cash requirements to pay remaining lease payments and lease buyouts associated with facility exits to be less than $8 million during the remainder of 2005.

As discussed above, we have reduced our growth-related capital expenditure plan and expect to spend less than $45 million during 2005.  The capital expenditure plan for the rest of 2005 remains focused on new product introduction and strategic growth initiatives.  Deferred line installation costs are the result of costs required to add customers onto our network.  Our deferred line installation expenditures throughout the rest of 2005 will be dependent on the rate at which we add new customers.

During 2005, mandatory debt repayments under the Credit Agreement are scheduled to total $49.5 million.  Currently, we have used a total of $108 million, including outstanding letters of credit, against the Exit Facility.  As discussed above, the Company has entered a forbearance agreement with its lenders with respect to scheduled principal and interest payments on its loans whereby the lenders agree not to take any action as a result of non-payment by the Company of approximately $18.1 million of scheduled principal amortization and interest payments due on or before March 31, 2005 and any related events of default through May 23, 2005.  In accordance with the forbearance agreement, on March 22, 2005, we elected not to make $2.8 million of interest payments on such loans and, as a result, an event of default occurred and we are required to accrue an additional two percentage points of interest on such loans as provided in the forbearance agreement.  We believe that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

The Company is currently in discussions with the lender committee regarding an extension to the existing forbearance agreement.  There can be no assurance that we will be able to reach an agreement with our lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the initial forbearance period on May 23, 2005.  There also can be no assurance that we will be able to identify a suitable strategic partner or buyer or reach agreement with any such strategic partner or buyer on terms and conditions acceptable to us prior to the end of the initial forbearance period.  In the event these alternatives are not available to the Company, it is likely that we will elect to forgo making future principal and interest payments to our lenders while we continue to seek an extended forbearance period or permanent capital restructuring from our lenders, or alternatively, the Company could be forced to seek protection from its creditors.

Outlook for 2005 and Future Funding Needs

We ended March 31, 2005 with $34.9 million of cash on hand.  In 2005, our cash requirements will consist of new products, important capital expenditure projects, remaining lease payments and lease buyouts associated with facility exits made in 2001 and 2002 as well as changes in working capital. A combination of cash on hand, cash generated from operating activities and the proceeds from the sale of certain assets will be used to meet these ongoing cash requirements while we continue to pursue strategic alternatives and continue discussion with our lenders regarding a capital restructuring.

We have continued to take additional steps to conserve cash and improve liquidity.  Actions that have been taken to generate further operational efficiencies and focused expense management resulted in a 25% reduction in SG&A expenses compared to the first quarter of 2004.  We have reduced our growth related capital expenditure plan and now expect to spend approximately $45 million in 2005. The capital expenditure plan for 2005 remains focused on new product introduction and strategic growth initiatives.  As a result of the actions described above we have significantly reduced our cash usage and expect to realize continuing benefits from these programs in 2005.  We will continue to execute our cash management program while pursuing the strategic initiatives and capital restructuring discussions mentioned above.

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

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenue.  Total revenue for the quarter ended March 31, 2005 declined $33.1 million, or 17%, to $160.5 million from $193.6 million for the quarter ended March 31, 2004.  The following table compares our revenue for the three months ended March 31:

	2005	2004	Variance
Local	$83.4	$95.5	$(12.1)
Long distance	33.5	35.9	(2.4)
Data services and other	29.0	35.5	(6.5)
Carrier access	12.5	24.8	(12.3)
Indefeasible rights of use agreements including those that qualify as sales type leases	2.1	1.9	0.2
	$160.5	$193.6	$(33.1)

Total revenues declined by $33.1 million versus the first quarter of 2004 due to a continued decline in total customers, FCC mandated reduction in access rates, and lower long distance rates.  Approximately $10.5 million of the decrease in local revenue is attributed to a reduction in the number of access lines in service due to customer turnover in excess of new lines sold.  Retail long distance declined by approximately $8.5 million primarily as a result of a reduction in the volume of minutes.  This decline was partially offset by a $6.1 million increase in wholesale long distance due to substantial volume increases related to several wholesale contracts.  Access revenues have decreased $12.3 million from the first quarter of 2004 primarily due to the final phase of the FCC mandated rate reduction.  Included in revenues from indefeasible rights of use in the above table is $1.3 million and $1.5 million for the quarters ended March 31, 2005 and 2004, respectively, related to on-going revenues from operating leases.

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $93.3 million for the quarter ended March 31, 2005, a decrease of $14.4 million or 13% from the quarter ended March 31, 2004.  Approximately half of the decrease reflects the results of our ongoing network cost reduction efforts that began in 2002, including least cost routing, network optimization including grooms, migration of customers to the McLeodUSA network and elimination of non-profitable customers.  The balance of the decrease is attributed to the reduction in revenues.  The cost of fiber related to sales and leases of network facilities was not significant for the quarters ended March 31, 2005 and 2004.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $56.7 million for the first quarter of 2005, a decrease of $19 million or 25% from 2004.  The decrease in SG&A year over year is primarily attributable to efficiencies realized as a result of our continuous process improvement program, which has been ongoing since early 2002 and additional actions to reduce expenses and manage cash which were implemented during 2004 and will continue throughout 2005.  These combined actions have reduced non-essential expenses and reduced headcount from approximately 3,000 at March 31, 2004 to 2,300 employees at March 31, 2005.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $91.3 million for the quarter ended March 31, 2005, consistent with $90.2 million recorded in the first quarter of 2004.

Restructuring charges.   In the first quarter of 2005, we incurred $2.0 million in restructuring charges related to financial and legal advisors supporting our pursuit of strategic alternatives and financial restructuring.

Interest expense.  Gross interest expense was $14.6 million for the quarter ended March 31, 2005, an increase of $2.8 million over the first quarter of 2004 primarily due to an almost 2% increase in the average interest rates during the period.

Net interest expense increased by $3.3 million in the quarter ended March 31, 2005 primarily due to lower capitalized interest as a result of lower construction in progress balances during the quarter.  Interest expense of approximately $0.2 million and $0.7 million was capitalized as part of our construction of our network during the quarter ended March 31, 2005 and 2004, respectively.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have variable rate debt of approximately $777 million under the Credit Agreement outstanding at March 31, 2005.  If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended March 31, 2005, quarterly interest expense would increase by $1.9 million.  This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Controls over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Former Chairman Clark E. McLeod, former President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the “Individual Defendants”) are defendants in a consolidated class action entitled In re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the “Iowa Class Action”), alleging inter alia, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Individual Defendants moved to dismiss the consolidated amended complaint in the Iowa Class Action.  That motion was denied. Discovery is ongoing.   One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case, seeking at least $104,650 on its own behalf and no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the “Bankruptcy Claims” and, together with the Iowa Class Action, the “Securities Claims”).  The Bankruptcy Claims were transferred from the bankruptcy court in Delaware to the Iowa court, and consolidated with the Iowa Class Action on February 1, 2005.  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to McLeodUSA’s indemnification obligations in connection with the claims alleged again the Individual Defendants in the consolidated amended complaint, estimate the amount or range of potential loss, if any, to McLeodUSA.  With respect to the Bankruptcy Claims, on May 2, 2002, the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock.  McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

McLeodUSA, as successor to Caprock Communications Corporation, is a defendant in a lawsuit brought by Alcatel USA Marketing, Inc. (“Alcatel”), in County Court No. 5, Dallas County, Texas, entitled Alcatel USA Marketing, Inc vs. Caprock Communications Corporation and McLeodUSA Holdings, Inc., Cause No. CC04-11573-E.  Plaintiff alleges breach of a 1994 supply agreement and certain purchase orders issued in 2000 under the agreement.  Alcatel seeks damages of approximately $6.3 million plus interest, costs and attorneys’ fees.  McLeodUSA has filed an answer denying liability, including asserting that a May 17, 2002 Privileged Settlement Communication between the parties rendered the purchase orders in dispute null and void.  The suit is in the discovery stage therefore, an estimate of a possible loss or range of loss cannot be made at this time. While McLeodUSA intends to vigorously defend against these claims, there can be no assurance that the Company will prevail in this dispute, given the uncertainties inherent in a jury trial.

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the RBOCs. McLeodUSA anticipates the RBOCs will continue to pursue litigation, regulations and legislation in states within McLeodUSA’s 25-state footprint and with the FCC to reduce regulatory oversight and regulation over rates, network access and operations. The RBOCs are also actively pursuing major changes in the Telecommunications Act of 1996, by regulatory litigation and legislation, which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these changes could make it more difficult for McLeodUSA to challenge the RBOCs’ actions, or to compete with the RBOCs, in the future. There are no assurances that McLeodUSA will prevail in its disputes with the RBOCs.

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

The FCC issued on March 10, 2004 its NPRM on “IP-enabled communications,” which includes VoIP. The NPRM asks broad questions regarding the regulatory classifications of various “IP-enabled” services, including different VoIP services; the access charge and other intercarrier compensation implications; the universal service implications; and the other social policy implications such as law enforcement, disability and emergency 911 service issues and suggests, as a general proposition, the economic regulation of various IP-enabled services should be kept to a minimum.

In April 2001, the FCC released an Order in which it established a benchmark rate at which CLECs’ interstate access charges would be presumed reasonable and which a CLEC could impose on an interexchange carrier (“IXC”) by tariff. In May of 2004, the FCC announced a new rule governing CLEC interstate access charges that imposed a limit on CLEC access charges when the CLEC did not directly serve the end user.  The new rule provided that the charge could be no more than the rate charged by the ILEC for the same functionality.  The FCC order stated its new rule limiting CLEC interstate access charges was to be applied on a prospective basis.  McLeodUSA filed tariff changes to implement the FCC’s new rule.  The FCC’s Order also provided that under its prior rules, it would not have been unreasonable for a CLEC to charge an IXC for those services at the higher benchmark rate.  Some IXCs have disputed and withheld payment of billed access charges for wireless originated toll free calls and have also withheld payments due to the Company for other charges.  The Company, in response to these actions, has also withheld payments from them.  As of March 3, 2005, the amounts charged by the Company but not paid by these IXCs are:  MCI, approximately $6.4 million; Sprint, approximately $4.7 million; and Qwest, approximately $4.9 million.  The Company’s withholdings, all of which are less than the amounts withheld by the IXCs are:  MCI, approximately $3.4 million; Qwest, approximately $3.8 million; and Sprint, approximately $0.8 million.  In total, approximately $23.5 million of access charges are disputed by these three IXCs related to certain types of toll free traffic for prior periods based on alleged insufficiency of tariff grounds.  McLeodUSA has written contracts with two of the IXCs that identify the rates or source of rates that McLeodUSA is entitled to charge for interstate access services.  McLeodUSA continued to bill for its services at the full benchmark rate until the FCC’s new rule went into effect as of June 22, 2004 at which time it billed at the revised rates in accordance with by the FCC’s new rule.  As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation (“Sprint”) in the United States District Court for the Northern District of Iowa claiming that, by Sprint’s failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company.  In addition to its breach of express contract claim against Sprint, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories.  McLeodUSA filed suit against Qwest Corporation in this same court, later transferred to Denver, CO, to recover charges unpaid by Qwest.  Qwest filed suit against McLeodUSA in Denver, CO, contesting these charges.  On March 23, 2005, the federal court in Northern District of Iowa issued a  temporary restraining order preventing Qwest from terminating certain services to the Company in connection with the dispute.   A hearing on a Preliminary Injunction is scheduled for May 19, 2005.  On March 22, 2005, the Company and MCI filed demands for binding arbitration in connection with these disputes.  On December 15, 2004, the FCC issued an order in US Telepacific reaffirming that its rule limiting CLEC access rates to be no more than the rate charged by the ILEC for the same functionality, adopted in May 2004, was to be applied on a prospective basis only, and that it was not unreasonable for a CLEC to charge the full benchmark rate for traffic to or from end-users of other carriers, provided that the carrier serving the end-user did not also charge the IXC and provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff.  The Company believes that recovery of withheld amounts is probable; accordingly, no amounts have been reserved by the Company at December 31, 2004.  However, certain of the underlying issues have never been litigated and are largely questions of first impression.

McLeodUSA is a defendant in a lawsuit brought by SBC and its affiliates in the U.S. District Court in the Eastern District of Missouri. SBC alleges that McLeodUSA conspired with one or more of Global Crossing and its affiliates, certain named competitive local exchange carriers, and/or certain unnamed “least cost routers” to breach SBC’s state or federal tariffs, unjustly enrich themselves, and commit fraud on SBC.   SBC alleges that the defendants knowingly disguised long distance calls that were terminated to SBC so that they appeared to SBC to be local calls thereby depriving SBC of the difference between the access charge rate owed for termination of long distance calls and the reciprocal compensation rate owed for termination of local calls. McLeodUSA’s answer  was filed on April 1, 2005, denying all liability.   McLeodUSA intends to vigorously defend against these claims.

On May 9, 2005, AT&T sent a demand to the Company for arbitration of its claim for in excess of $8 million under an Engineering and Construction Management Agreement between AT&T and CapRock Telecommunications Corp. dated November 1999.  The claim principally relates to construction and fiber optic cable costs incurred in connection with construction of the Ring 3 fiber optic cable project from Tulsa, OK to Oklahoma City, OK from 1999 to 2000.  The Company denies that it owes the monies.  While McLeodUSA intends to vigorously defend against this demand, there can be no assurance that the Company will prevail in this dispute.

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

McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries

Item 3.    Defaults Upon Senior Securities

The nonpayment of $2.8 million of interest on March 22, 2005 constituted an event of default under the Credit Facilities.  At March 31, 2005, there was $777.3 million outstanding under the Credit Facilities in default.  McLeodUSA has not made $7.8 million of principal payments and $16.2 million of interest payments due on or before May 10, 2005.  Pursuant to the Forbearance Agreement the Company entered into with JP Morgan Chase Bank, N.A., as administrative agent related to the Credit Facilities on March 16, 2005, the lenders have agreed to forbear from exercising any remedies as a result of certain specified defaults under the Credit Facilities anticipated by the Company during the forbearance period, including, without limitation, the failure to make scheduled amortization payments under the Credit Facilities and interest payments under the Credit Agreement.  The forbearance period, the purpose of which is to enable the parties to explore possible strategic transactions, runs through May 23, 2005.

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

McLEODUSA INCORPORATED
(registrant)

Date: May 10, 2005	By:	/s/ Chris A. Davis
Chris A. Davis
Chairman and Chief Executive Officer

Date: May 10, 2005	By:	/s/ G. Kenneth Burckhardt
G. Kenneth Burckhardt
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.