Form 10-Q
period 2005-06-30
MCLEODUSA INC
filed 2005-08-09
CIK 919943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of each class of the issuer’s common stock as of July 31, 2005:

Common Stock Class A: ($0.01 par value)	201,685,063 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

INDEX

PART I. Financial Information

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
Unaudited Condensed Consolidated Statements of Operations – for the three months ended
June 30, 2005 and 2004
Unaudited Condensed Consolidated Statements of Operations – for the six months ended
June 30, 2005 and 2004
Unaudited Condensed Consolidated Statements of Cash Flows – for the six months ended
June 30, 2005 and 2004
Notes to the Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2005	December 31, 2004
ASSETS

Current assets
Cash and cash equivalents	$33.4	$50.0
Trade receivables, net	54.9	58.6
Prepaid expenses and other	14.7	19.9
Total current assets	103.0	128.5
Property and equipment
Land and buildings	57.0	76.4
Communications networks	1,007.3	1,116.4
Furniture, fixtures and equipment	191.7	204.5
Networks in progress	26.3	51.3
Total property and equipment	1,282.3	1,448.6
Less accumulated depreciation	827.9	719.9
Net property and equipment	454.4	728.7
Intangibles and other assets
Other intangibles, net	98.2	144.9
Other	18.4	23.7
Total intangibles and other assets	116.6	168.6
TOTAL ASSETS	$674.0	$1,025.8

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Current maturities of long-term debt	$777.3	$49.5
Accounts payable	36.7	39.6
Accrued payroll and payroll related expenses	14.7	19.7
Other accrued liabilities	95.3	75.4
Deferred revenue, current portion	6.8	6.8
Total current liabilities	930.8	191.0

Long-term debt, less current maturities	—	727.8
Deferred revenue, less current portion	17.9	17.0
Other long-term liabilities	62.3	61.4
Total liabilities	1,011.0	997.2

Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 2,320,480 and 4,131,336 outstanding at June 30, 2005 and December 31, 2004, respectively	43.0	75.4
Stockholders’ equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 201,685,063 and 192,227,818 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2.0	1.9
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at June 30, 2005 and December 31, 2004	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at June 30, 2005 and December 31, 2004	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at June 30, 2005 and December 31, 2004	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	1,081.4	1,049.2
Accumulated deficit	(1,487.1)	(1,121.6)
Total stockholders’ deficiency	(380.0)	(46.8)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$674.0	$1,025.8

The accompanying notes are an integral part of these condensed consolidated financial statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended June 30,
	2005	2004

Revenue	$159.7	$191.9

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	92.2	105.3
Selling, general and administrative	53.7	68.5
Depreciation and amortization	54.5	88.4
Impairment charge	202.5	—
Restructuring charges (adjustment)	4.8	(0.2)
Total operating expenses	407.7	262.0
Operating loss	(248.0)	(70.1)

Nonoperating expense:
Interest expense, net of amounts capitalized	(19.5)	(11.6)
Other expense	(0.5)	(0.5)
Total nonoperating expense	(20.0)	(12.1)
Net loss	(268.0)	(82.2)
Preferred stock dividend	(0.4)	(0.8)

Net loss applicable to common shares	$(268.4)	$(83.0)

Basic and diluted loss per common share	$(0.86)	$(0.28)
Weighted average common shares outstanding	313.2	292.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six months ended June 30,
	2005	2004

Revenue	$320.2	$385.5

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	185.5	212.9
Selling, general and administrative	110.4	144.2
Depreciation and amortization	145.8	178.6
Impairment charge	202.5	—
Restructuring charges (adjustment)	6.9	(0.2)
Total operating expenses	651.1	535.5
Operating loss	(330.9)	(150.0)

Nonoperating expense:
Interest expense, net of amounts capitalized	(33.9)	(22.8)
Other expense	(0.8)	(0.9)
Total nonoperating expense	(34.7)	(23.7)
Net loss	(365.6)	(173.7)
Preferred stock dividend	(0.8)	(1.6)

Net loss applicable to common shares	$(366.4)	$(175.3)

Basic and diluted loss per common share	$(1.18)	$(0.60)
Weighted average common shares outstanding	310.8	291.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2005	2004
Cash Flows from Operating Activities
Net loss	$(365.6)	$(173.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	117.1	150.0
Amortization	28.7	28.6
Accretion of interest	1.9	1.8
Amortization of deferred financing fees	2.3	2.0
Loss on sale of assets	1.0	1.0
Impairment charge	202.5	—
Changes in assets and liabilities:
Trade receivables	2.7	(1.9)
Prepaid expenses and other	1.8	1.4
Accounts payable and accrued expenses	11.4	(12.7)
Deferred revenue	0.9	1.1
Net cash provided by (used in) operating activities	4.7	(2.4)

Cash Flows from Investing Activities
Purchases of property and equipment	(21.0)	(26.9)
Other assets	(13.7)	(14.8)
Proceeds from the sale of assets	13.4	7.1
Net cash used in investing activities	(21.3)	(34.6)

Cash Flows from Financing Activities
Net proceeds from long-term debt	—	25.0
Payments on long-term debt	—	(11.4)
Deferred financing fees	—	(1.9)
Net cash provided by financing activities	—	11.7

Net decrease in cash and cash equivalents	(16.6)	(25.3)

Cash and cash equivalents
Beginning	50.0	56.5
Ending	$33.4	$31.2

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3.7	$20.2

Supplemental Schedule of Noncash Investing and Financing Activities
Principal amount converted of Redeemable Preferred Series A to Class A common stock	$33.2	$11.0
Accrued capital expenditures	$0.9	$0.8
Preferred stock dividends	$0.8	$1.6

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

Overview

In the fourth quarter of 2001, the Company developed a revised strategic plan, which focused on profitable revenue growth in our 25-state footprint.  In order to execute its plan the Company initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues.  Over the past several years the Company has successfully executed nearly all of these programs.  The operational and certain financial results of the Company, as reported in its quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

However, the Company’s revenues have not increased as forecasted and have been declining since 2002.  The decline in revenue was driven by the Company’s program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction in access rates as mandated by the Federal Communications Commission (“FCC”), and lower prices for some of its products.  The Company has taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn. To date, these actions have not resulted in profitable new revenue growth which continues to be a challenge as the Company competes against large, financially strong competitors with well-known brands. With the pending mergers in the industry, the Company believes that the large telecommunications providers will likely become even more aggressive upon the closing of these transactions further challenging the Company’s ability to grow revenue.

In light of the inability of the Company to achieve new revenue growth in excess of existing customer turnover and ultimately generate enough operating cash flow to service the existing level of debt, the Company’s Board of Directors authorized the Company to pursue strategic alternatives.   Over the past several months the Company has been actively pursuing a strategic partner or a sale of the Company while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce the current debt level, enabling the Company to achieve positive cash flow going forward.

The Company has undertaken numerous actions to conserve cash, including the reduction of capital expenditures and selling, general and administrative expenses (“SG&A”), as well as the execution of extensive cost reduction efforts initiated in late 2001 and continuing through today.  These actions have resulted in a 22% reduction in SG&A expenses from the same quarter of last year.  The Company has been selective in managing capital expenditures and does not believe that any of the reductions in capital spending will have a material impact on its ability to services its customers.

In light of the level of cash held by the Company at December 31, 2004 and the payments required during the first quarter of 2005 under its Credit Agreement dated May 31, 2000, as amended (the “Credit Agreement”) and its Exit Credit Agreement, dated April 16, 2002, as amended, (the “Exit Facility” or collectively, the “Credit Facilities”), the Company began discussions with its agent bank and a group of lenders acting as a steering committee for the lenders under its Credit Facilities.  The Company entered a forbearance agreement on March 16, 2005 with its lenders whereby the lenders agreed not to take any action as a result of non-payment by the Company of scheduled principal amortization payments under the Credit Facilities and interest payments under the Credit Agreement and any related events of default.  The initial forbearance agreement expired on May 23, 2005 but has since been extended until September 9, 2005.  The forbearance agreement, among other things, limits the Company’s ability to sell certain assets without prior approval of the lender group and requires McLeodUSA to accrue two additional percentage points of interest on the outstanding loan balances.  In accordance with the forbearance agreement, as of June 30, 2005, the Company has elected not to make $15.6 million of scheduled principal payments and $23.1 million of scheduled interest payments.  The Company believes that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

At this time, the Company has concluded that there is not an acceptable strategic partner or buyer and is proceeding to work with its lenders to complete a capital restructuring where the lenders would convert a substantial portion of their debt to equity and become the stockholders of the Company.  There can be no assurance that the Company will be able to reach an agreement with its lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the current forbearance period on September 9, 2005.  In the event that the Company cannot reach an agreement with its lender group, it is likely that the Company will elect to forgo making future principal and interest payments to its lenders while it continues to seek an extended forbearance period or permanent capital restructuring from its lenders, or alternatively, the Company could be forced to seek protection from its creditors.

While the Company continues to explore with its lenders a capital restructuring, none of the alternatives presented to date have suggested that there will be any recovery for the Company’s current preferred stock or common stockholders.  Accordingly, the Company does not expect the holders of its preferred or common stock to receive any recovery in a capital restructuring.

The Company’s financial statements for the period ending June 30, 2005 and December 31, 2004 are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, but the Company may not be able to continue as a going concern.  The report of McLeodUSA’s independent registered public accounting firm accompanying its financial statements in its Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2005, contains a comment stating that there is substantial doubt as to its ability to continue as a going concern.  In the event the Company’s capital restructuring activities are not successful and it is required to seek protection from its creditors, additional significant adjustments to the Company’s consolidated financial statements may be necessary.

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

Certain prior period amounts in the consolidated statements of cash flows have been reclassified to conform to current year presentation.

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

The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended June 30,
	2005	2004
Net loss applicable to common shares, as reported	$(268.4)	$(83.0)
Less: Total stock-based employee compensation expense determined under fair value based methods	(1.0)	(3.2)
Pro forma net loss applicable to common shares	$(269.4)	$(86.2)
Loss per share:
Basic and diluted, as reported	$(0.86)	$(0.28)
Basic and diluted, pro forma	$(0.86)	$(0.29)

	Six months ended June 30,
	2005	2004
Net loss applicable to common shares, as reported	$(366.4)	$(175.3)
Less: Total stock-based employee compensation expense determined under fair value based methods	(2.9)	(6.5)
Pro forma net loss applicable to common shares	$(369.3)	$(181.8)
Loss per share:
Basic and diluted, as reported	$(1.18)	$(0.60)
Basic and diluted, pro forma	$(1.19)	$(0.62)

Basic and diluted loss per common share

Loss per common share has been computed using the weighted average number of shares of common stock outstanding.  All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share. In the future, the stock options, convertible preferred stock and warrants totaling approximately 102 million shares and 136 million shares at June 30, 2005 and 2004, respectively, may become dilutive.  Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been approximately 417 million and 429 million at June 30, 2005 and 2004, respectively.

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

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees.  At June 30, 2005, McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases.  As of June 30, 2005 the guarantees total $22.2 million and expire over various periods through September 2016, corresponding with the termination of the lease agreements.

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

McLeodUSA entered into an executive employment agreement with its Chief Executive Officer, Chris A. Davis, as of October 14, 2004.  Under the agreement, McLeodUSA has agreed to make equalization payments, as necessary, to offset any reduction in certain annual cash compensation currently received by Ms. Davis from Forstmann Little.  The amount of such equalization payments is not to exceed $500,000 annually.  McLeodUSA will begin making the equalization payments in quarterly installments during the third quarter of 2005.

Note 2:  Trade Receivables

The composition of trade receivables, net, is as follows (in millions):

	June 30, 2005	December 31, 2004
Trade Receivables:
Billed	$60.7	$66.3
Unbilled	4.7	4.8
	65.4	71.1
Allowance for doubtful accounts and discounts	(10.5)	(12.5)
	$54.9	$58.6

Note 3:  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Accrued interest	$28.2	$1.8
Accrued sales/use/excise taxes	16.8	17.8
Restructuring	10.0	15.2
Accrued property taxes	8.3	10.9
Other	32.0	29.7
	$95.3	$75.4

As discussed in Note 1, the Company elected not to make certain interest payments in accordance with the forbearance agreement.  As a result of the non-payment, an event of default occurred and the Company is required to accrue two additional percentage points of interest on the Credit Facilities as provided in the forbearance agreement.

Note 4:  Restructuring Charges

The Company incurred charges of $4.8 million and $6.9 million for the three and six months ending June 30, 2005, respectively, related to financial and legal advisors supporting the Company’s pursuit of strategic alternatives and financial restructuring.

Changes in the carrying amount of the restructuring liability for the six months ended June 30, 2005 is summarized as follows (in millions):

Facility closure costs
Balance, December 31, 2004	$15.2
Payments	(5.2)
Balance, June 30, 2005	$10.0

Note 5:  Impairment charges

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), a long-lived asset group shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  As discussed in Note 1, the Company has concluded that there is not an acceptable strategic partner or buyer at this time and the Company is proceeding to work with its lender group to complete a capital restructuring.  As a result, the Company performed an evaluation of the recoverability of its property and equipment which indicated that certain of its long-lived assets were impaired.  The Company used a probability-weighted discounted cash flow analysis to estimate the fair value of the Company’s property and equipment and recorded a non-cash impairment charge of $174.8 million to reduce the carrying amount to estimated fair value.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), indefinite-lived intangible assets are not to be amortized but reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  As a result of the potential capital restructuring discussed above, the Company performed an evaluation on the McLeodUSA trade name utilizing a “relief from royalty” method of valuation.  The evaluation indicated an impairment of $27.7 million on the McLeodUSA trade name to reduce its carrying value to estimated fair value of $37.2 million. Consequently, the Company has recorded a non-cash impairment charge totaling $202.5 million, to include the impairment on both the property and equipment and the McLeodUSA trade name, in its statement of operations for the three and six months ended June 30, 2005.

Note 6: Other Intangible Assets

The McLeodUSA trade name was evaluated for impairment in conjunction with the preparation of the June 30, 2005 financial statements.   This evaluation indicated partial impairment in the McLeodUSA trade name and the Company has reduced the carrying value of the McLeodUSA trade name to $37.2 million.

Intangible assets with finite lives at June 30, 2005 and December 31, 2004 are summarized as follows (in millions):

		Accumulated
	Gross	Amortization	Net
June 30, 2005:
Deferred line installation costs	$199.6	$147.4	$52.2
Customer base	24.0	15.4	8.6
PrimeLine Trademark	0.9	0.7	0.2
	$224.5	$163.5	$61.0

		Accumulated
	Gross	Amortization	Net
December 31, 2004:
Deferred line installation costs	$190.5	$121.9	$68.6
Customer base	29.8	18.7	11.1
PrimeLine Trademark	0.9	0.6	0.3
	$221.2	$141.2	$80.0

Annual estimated amortization expense for intangible assets above for 2005 is $24 million, $30 million for 2006, and $7 million for 2007.

Note 7:  Accounting for Asset Retirement Obligations

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

Changes in the carrying amount of the asset retirement obligation for the six months ended June 30, 2005 is summarized as follows (in millions):

Balance, December 31, 2004	$61.4
Interest accretion	1.9
Payments	(0.2)
Adjustments	(0.8)
Balance, June 30, 2005	$62.3

Note 8:  Long Term Debt

On March 16, 2005, McLeodUSA and certain of its subsidiaries entered into a forbearance agreement with JPMorgan Chase Bank, N.A., as administrative agent related to the Credit Agreement and Exit Facility. Pursuant to the forbearance agreement, the lenders have agreed to forbear from exercising any remedies as a result of certain specified defaults under the Credit Facilities anticipated by the Company during the forbearance period, including, without limitation, the failure to make scheduled amortization payments under the Credit Facilities and interest payments under the Credit Agreement.  The initial forbearance agreement expired on May 23, 2005 but has since been extended to September 9, 2005. At this time, the Company has concluded that there is not an acceptable strategic partner or buyer and is proceeding to work with its lenders to complete a capital restructuring where the lenders would convert a substantial portion of their debt to equity and become the stockholders of the Company.  There can be no assurance that the Company will be able to reach an agreement with its lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the forbearance period on September 9, 2005.

In accordance with the forbearance agreement, as of June 30, 2005, the Company has elected not to make $15.6 million of scheduled principal amortization and $23.1 million of scheduled interest payments.  The forbearance agreement, among other things, limits the Company’s ability to sell certain assets without prior approval of the lender group and requires the Company to accrue two additional percentage points of interest on the outstanding loan balance.  The Company’s debt has been classified as current in the condensed consolidated balance sheet because the default is not expected to be cured by September 9, 2005, the date the forbearance agreement ends, and the forbearance agreement does not extend beyond one year from the balance sheet date.

Note 9:  Litigation

Former Chairman Clark E. McLeod, former President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the ‘‘Individual Defendants’’) are defendants in a consolidated class action entitled In re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the ‘‘Iowa Class Action’’), alleging inter alia, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Individual Defendants moved to dismiss the consolidated amended complaint in the Iowa Class Action.  That motion was denied. Discovery is ongoing.   One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case, seeking at least $104,650 on its own behalf and no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the ‘‘Bankruptcy Claims’’ and, together with the Iowa Class Action, the ‘‘Securities Claims’’).  The Bankruptcy Claims were transferred from the bankruptcy court in Delaware to the Iowa court, and consolidated with the Iowa Class Action on February 1, 2005.  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to McLeodUSA’s indemnification obligations in connection with the claims alleged again the Individual Defendants in the consolidated amended complaint, estimate the amount or range of potential loss, if any, to McLeodUSA.  With respect to the Bankruptcy Claims, on May 2, 2002, the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock.  McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

The FCC has an open docket proposing to reform intercarrier compensation.  An industry group known as the Intercarrier Compensation Forum provided a recommended framework for reforming intercarrier compensation related to switched access and reciprocal compensation charges.  Other coalitions provided competing recommendations for reforming intercarrier compensation to the FCC.  The FCC is evaluating all proposals and has solicited further comments on the issue.

A final decision is expected no earlier than the first quarter of 2006, and the current framework of intercarrier compensation rules could be materially affected.

On September 10, 2003, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) on Total Element Long Run Incremental Cost (“TELRIC”).  This is a proceeding to review the TELRIC methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2006.

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

On June 27, 2005, the United States Supreme Court recently affirmed in National Cable and Telecom Association v. Brand X Internet Services the FCC’s 2002 ruling that cable modem service, unlike DSL service, is a non-regulated Title I information service. Consequently, cable companies do not have to unbundle their cable network or incur any resale obligations of their broadband service.  The RBOCs are requesting that the FCC extend similar regulatory treatment to retail DSL service in order to maintain a level playing field with cable modem service.  If the FCC broadly rules that RBOC broadband services provided over RBOC wireline facilities are information services rather than telecommunications services, then RBOCs could argue that they do not have an obligation to provide CLECs access to unbundled loops to provide broadband services.  If the FCC were to accept such RBOC arguments, the resulting changes could limit our access to UNE loops to offer broadband services and affect our ability to compete.

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

In April 2001, the FCC released an Order in which it established a benchmark rate at which CLECs’ interstate access charges would be presumed reasonable and which a CLEC could impose on an interexchange carrier (“IXC”) by tariff. In May of 2004, the FCC announced a new rule governing CLEC interstate access charges that imposed a limit on CLEC access charges when the CLEC did not directly serve the end user.  The new rule provided that the charge could be no more than the rate charged by the ILEC for the same functionality.  The FCC order stated its new rule limiting CLEC interstate access charges was to be applied on a prospective basis.  McLeodUSA filed tariff changes to implement the FCC’s new rule.  The FCC’s Order also provided that under its prior rules, it would not have been unreasonable for a CLEC to charge an IXC for those services at the higher benchmark rate.  Some IXCs have disputed and withheld payment of billed access charges for wireless originated toll free calls and have also withheld payments due to the Company for other charges.  The Company, in response to these actions, has also withheld payments from them.  As of March 3, 2005, the amounts charged by the Company but not paid by these IXCs are: MCI, approximately $6.4 million; Sprint, approximately $4.7 million.; and Qwest, approximately $4.9 million.  The Company’s withholdings, all of which are less than the amounts withheld by the IXCs are: MCI, approximately $3.4 million;  Qwest, approximately $3.8 million; and Sprint, approximately $0.8 million.  In total, approximately $23.5 million of access charges were disputed by these three IXCs related to certain types of toll free traffic for prior periods based on alleged insufficiency of tariff grounds.  McLeodUSA has written contracts with two of the IXCs that identify the rates or source of rates that McLeodUSA is entitled to charge for interstate access services.  McLeodUSA continued to bill for its services at the full benchmark rate until the FCC’s new rule went into effect as of June 22, 2004 at which time it billed at the revised rates in accordance with by the FCC’s new rule.  As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation (“Sprint”) in the United States District Court for the Northern District of Iowa claiming that, by Sprint’s failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company.  In addition to its breach of express contract claim against Sprint, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories.  McLeodUSA filed suit against Qwest Corporation in this same court; however, the dispute with Qwest has been resolved and the lawsuits filed in this matter have been dismissed.  The results of the resolution of this dispute are reflected in these consolidated financial statements.  On December 15, 2004, the FCC issued an order in US Telepacific reaffirming that its rule limiting CLEC access rates to be no more than the rate charged by the ILEC for the same functionality, adopted in May 2004, was to be applied on a prospective basis only, and that it was not unreasonable for a CLEC to charge the full benchmark rate for traffic to or from end-users of other carriers, provided that the carrier serving the end-user did not also charge the IXC and provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff.  The Company expects to resolve the dispute with MCI by the end of the year.  The Company believes that recovery of withheld amounts by Sprint and MCI is probable; accordingly, no amounts have been reserved by the Company at June 30, 2005.  However, certain of the underlying issues have never been litigated and are largely questions of first impression.

McLeodUSA is one of several defendants in a lawsuit brought by SBC and its affiliates in the U.S. District Court in the Eastern District of Missouri. SBC alleges that McLeodUSA conspired with one or more of Global Crossing and its affiliates, certain named competitive local exchange carriers, and/or certain unnamed “least cost routers” to breach SBC’s state or federal tariffs, unjustly enrich themselves, and commit fraud on SBC.   SBC alleges that the defendants knowingly disguised long distance calls that were terminated to SBC so that they appeared to SBC to be local calls thereby depriving SBC of the difference between the access charge rate owed for termination of long distance calls and the reciprocal compensation rate owed for termination of local calls. McLeodUSA’s answer was filed on April 1, 2005, denying all liability.   McLeodUSA intends to vigorously defend against these claims.

Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations that could have a material adverse effect on our business, results of operations and financial condition.    On July 18, 2005, the Arizona Corporation Commission approved a settlement agreement between McLeodUSA and the Arizona Staff that resolved all issues related to certain agreements that we entered into with Qwest several years ago that have since expired.  The Colorado Public Utilities Commission continues to review these agreements, and that proceeding may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

McLeodUSA, as successor to Caprock Communications Corporation, is a defendant in a lawsuit brought by Alcatel USA Marketing, Inc. (“Alcatel”), in County Court No. 5, Dallas County, Texas, entitled Alcatel USA Marketing, Inc vs. Caprock Communications Corporation and McLeodUSA Holdings, Inc., Cause No. CC04-11573-E.  Plaintiff alleges breach of a 1994 supply agreement and certain purchase orders issued in 2000 under the agreement.  Alcatel seeks damages of approximately $6.3 million plus interest, costs and attorneys’ fees.  The parties have agreed in principle to settle this dispute, the results of which are reflected in these consolidated financial statements.

On May 9, 2005, AT&T sent a demand to the Company for arbitration of its claim in excess of $8 million under an Engineering and Construction Management Agreement between AT&T and CapRock Telecommunications Corp. dated November 1999.  The claim principally relates to construction and fiber optic cable costs incurred in connection with construction of the Ring 3 fiber optic cable project from Tulsa, OK to Oklahoma City, OK from 1999 to 2000.  The parties have reached an agreement in principle to settle this dispute and the parties anticipate entering into a formal settlement agreement shortly.  The results of the settlement agreement are reflected in these consolidated financial statements.

As a result of the various settlements discussed above, the Company has recorded an additional charge to its operating expenses of $3.3 million during the second quarter of 2005.  McLeodUSA is not aware of any other material litigation against it.  McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries

Information Regarding Forward-Looking Statements

Some of the statements in this discussion include statements about our future expectations.  Statements that are not historical facts are forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Such statements may include projections of financial and operational results and goals, including revenue, profitability, savings and cash. In some cases, you can identify these so-called “forward looking statements” by our use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict”, “project”, “intend” or “potential” or the negative of those words and other comparable words. These forward-looking statements are subject to known as well as unknown risks and uncertainties that may cause actual results to differ materially from our expectations.  Our expectations are based on various factors and assumptions and reflect only our predictions.  Factors that could cause actual results to differ materially from the forward-looking statement include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, our ability to continue as a going concern, our ability to implement a capital restructuring, current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms and changes in the competitive climate in which we operate.  These and other risks are described in more detail in our most recent Annual Report on Form 10-K filed with the SEC.  Except as required under the federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

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

Executive Overview

In the fourth quarter of 2001, we developed a revised strategic plan, which focused on profitable revenue growth in our 25-state footprint.  In order to execute our plan we initiated a variety of programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow the top line revenues.  Over the past several years we have successfully executed nearly all of these programs.  The operational and certain financial results of the Company, as reported in its quarterly and annual financial releases, reflect the significant progress that has been made in the operational areas.

However, the Company’s revenues have not increased as forecasted and have been declining since 2002.  The decline in revenue was driven primarily by our program to eliminate non-profitable customers, turnover of customers to competitors in excess of new customers acquired, reduction in access rates as mandated by the FCC, and lower prices for some of our products.   We have taken significant actions to increase revenue, including introduction of new competitively priced products, reorganization of the sales operation, expanding the involvement of the board of directors and executive staff in the sales process and reducing customer churn.  To date, these actions have not resulted in profitable new revenue growth which continues to be a challenge as we compete against large, financially strong competitors with well-known brands. With the pending mergers in the industry, we believe that the large telecommunications providers will likely become even more aggressive upon the closing of these transactions further challenging our ability to grow revenue.

In light of the inability of the Company to achieve new revenue growth in excess of existing customer turnover and ultimately generate enough operating cash flow to service the existing level of debt, our Board of Directors authorized the Company to pursue strategic alternatives.  Over the past several months we have been actively pursuing a strategic partner or a sale of the Company while also taking steps to maintain future liquidity, including evaluating a capital restructuring to reduce the current debt level enabling the Company to achieve positive cash flow going forward.

In light of our level of cash at December 31, 2004 and the payments required during the first quarter of 2005 under the Credit Facilities, we began discussions with our agent bank and a group of lenders acting as a steering committee for the lenders under our Credit Facilities.  The Company entered a forbearance agreement on March 16, 2005 with our lenders whereby the lenders agree not to take any action as a result of non-payment by the Company of scheduled principal amortization under the Credit Facilities and interest payments under the Credit Agreement and any related events of default.

The initial forbearance agreement expired on May 23, 2005 but has since been extended until September 9, 2005.  The forbearance agreement, among other things, limits our ability to sell certain assets without prior approval of the lender group and requires McLeodUSA to accrue two additional percentage points of interest on the outstanding loan balances.  In accordance with the forbearance agreement, as of June 30, 2005, the Company has elected not to make $15.6 million of scheduled principal payments and $23.1 million of scheduled interest payments.  We believe that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

At this time, we have concluded that there is not an acceptable strategic partner or buyer and we are proceeding to work with our lenders to complete a capital restructuring where the lenders would convert a substantial portion of their debt to equity and become the stockholders of the Company.  There can be no assurance that we will be able to reach an agreement with our lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the forbearance period on September 9, 2005.  In the event that we cannot reach an agreement with our lender group, it is likely that we will elect to forgo making future principal and interest payments to our lenders while we continue to seek an extended forbearance period or permanent capital restructuring from our lenders, or alternatively, we could be forced to seek protection from our creditors.

While the Company continues to explore with its lenders a capital restructuring,  none of the alternatives presented to date have suggested that there will be any recovery for the Company’s current preferred stock or common stockholders.  Accordingly, the Company does not expect its holders of preferred or common stock to receive any recovery in a capital restructuring.

Our financial statements for the periods ending June 30, 2005 and December 31, 2004 are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, but we may not be able to continue as a going concern.  The report of our independent registered public accounting firm accompanying our financial statements in our report on Form 10-K filed March 25, 2005, contains a comment stating that there is substantial doubt as to our ability to continue as a going concern.  In the event our capital restructuring activities are not successful and we are required to seek protection from our creditors, additional significant adjustments to the Company’s consolidated financial statements may be necessary.

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

As of June 30, 2005, we operated a network with 698 access nodes collocated in RBOC central offices.  We serve our customers by using various loop/access unbundled network elements (“UNEs”) provided by the RBOCs and aggregating them through our access nodes.  In turn, our access nodes are interconnected through approximately 38 service node locations where our switching/routing systems reside.  In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs.  Our service nodes are located in most of the major metropolitan areas across our footprint.  These service nodes are in turn interconnected by our high capacity, inter-city core network.  The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the McLeodUSA Annual Report on Form 10-K for the year ended December 31, 2004, describe the significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2005.  Management will continue to monitor its estimates and assumptions as well as events or changes in circumstances with respect to the reported amounts of assets, liabilities, revenues and expenses while we continue our pursuit of strategic alternatives and financial restructuring.

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

As discussed in the “Executive Overview,” we began exploring a capital restructuring with our lenders while also attempting to identify a potential strategic partner or buyer.  At this time, we have concluded that there is not an acceptable strategic partner or buyer and we are proceeding to work with our lenders to complete a capital restructuring where our lenders would convert a substantial portion of their debt to equity and become the stockholders of the Company.

The Company and its lenders have agreed to extend the forbearance agreement with respect to scheduled principal and interest payments on its loans whereby the lenders agree not to take any action as a result of non-payment by the Company of scheduled principal amortization and interest payments under the Credit Agreement and any related events of default through September 9, 2005.  We believe that by not making principal and interest payments on the Credit Facilities, cash on hand together with cash flows from operations is sufficient to maintain operations in the ordinary course without disruption of services.

2005 Cash Flow

We ended June 30, 2005 with $33.4 million of cash and cash equivalents versus $50.0 million at December 31, 2004.  This decrease of $16.6 million resulted primarily from the following:

Operating Activities:
Decrease in cash from operations, excluding changes in assets and liabilities	$(5.2)
Payments for restructuring charges and liabilities	(12.0)
Cash provided by changes in assets and liabilities	21.9
Net cash provided by operating activities	4.7

Investing Activities:
Capital expenditures	(21.0)
Deferred line installation costs	(13.7)
Sale of assets	13.4
Net cash used in investing activities	(21.3)

Net decrease in cash and cash equivalents	$(16.6)

The payments for restructuring charges and liabilities relate to lease payments and lease buyouts associated with facility exits and costs in connection with our pursuit of strategic alternatives and financial restructuring.  We expect our cash requirements to pay remaining lease payments and lease buyouts associated with facility exits to be less than $5 million during the remainder of 2005.

We have reduced our growth-related capital expenditure plan and expect to spend less than $45 million during 2005.  The capital expenditure plan for the rest of 2005 remains focused on supporting new product introductions and maintaining the existing business base.   Deferred line installation costs are the result of costs required to add customers onto our network.  Our deferred line installation expenditures throughout the rest of 2005 will be dependent on the rate at which we add new customers.

As discussed above, the Company has entered a forbearance agreement with its lenders with respect to scheduled principal and interest payments on its loans which extends through September 9, 2005.  In accordance with the forbearance agreement, as of June 30, 2005, the Company has elected not to make $15.6 million of scheduled principal payments and $23.1 million of scheduled interest payments.

Outlook for 2005 and Future Funding Needs

We ended June 30, 2005 with $33.4 million of cash on hand.  From an ongoing operating standpoint, our cash requirements for the remainder of 2005 will consist of supporting new products, important capital expenditure projects, remaining lease payments and lease buyouts associated with facility exits and changes in working capital.  A combination of cash on hand, cash generated from operating activities and the proceeds from the sale of certain assets will be used to meet these ongoing cash requirements.  The Company is currently working with its lenders to complete a capital restructuring. While the specific terms of the restructuring have not yet been determined, it is anticipated that the expenses associated with the capital restructuring and any related business restructuring would be funded by either the existing lenders or other external sources in combination with existing cash on hand and the proceeds from any additional asset sales.

In the interim, we have continued to take additional steps to conserve cash and improve liquidity.  Actions that have been taken to generate further operational efficiencies and focused expense management resulted in a 22% reduction in SG&A expenses compared to the second quarter of 2004.  We have reduced our growth related capital expenditure plan and now expect to spend approximately $45 million in 2005.  As a result of the actions described above we have significantly reduced our cash usage and expect to realize continuing benefits from these programs in 2005.  We will continue to execute our cash management program while pursuing the capital restructuring discussions mentioned above.

There can be no assurance that we will be able to reach an agreement with our lenders regarding a capital restructuring or continued forbearance and covenant relief prior to the end of the forbearance period.  In the event that we cannot reach an agreement with our lender group, it is likely that we will elect to forgo making future principal and interest payments to our lenders while we continue to seek an extended forbearance period or permanent capital restructuring from our lenders, or alternatively, the Company could be forced to seek protection from its creditors.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenue.  Total revenue for the quarter ended June 30, 2005 declined $32.2 million, or 17%, to $159.7 million from $191.9 million for the quarter ended June 30, 2004.  The following table compares our revenue for the three months ended June 30:

	2005	2004	Variance
Local	$80.5	$93.0	$(12.5)
Long distance	33.2	33.1	0.1
Data services and other	29.3	33.8	(4.5)
Carrier access	14.0	30.2	(16.2)
Indefeasible rights of use agreements including those that qualify as sales type leases	2.7	1.8	0.9
	$159.7	$191.9	$(32.2)

Total revenues declined by $32.2 million versus the second quarter of 2004 primarily due to a continued decline in total customers, the FCC mandated reduction in access rates and lower long distance rates.  Approximately $10.9 million of the decrease in local revenue is attributed to a reduction in the number of access lines in service due to customer turnover in excess of new lines sold. Retail long distance declined by $6.0 million as a result of both a reduction in volume of minutes and rates of approximately $3.1 million and $2.9 million, respectively. This decline was offset by a $6.1 million increase in wholesale long distance due to substantial volume increases related to several wholesale contracts.  Access revenues have decreased $16.2 million from the second quarter of 2004 due to the final phase of the FCC mandated rate reduction as well as approximately $6 million of favorable rate settlements recorded in the second quarter of 2004 related to prior period billings.  Included in revenues from indefeasible rights of use in the above table is $1.3 million and $1.5 million for the quarters ended June 30, 2005 and 2004, respectively, related to on-going revenues from operating leases.

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $92.2 million for the quarter ended June 30, 2005, a decrease of $13.1 million or 12% from the quarter ended June 30, 2004.  Approximately $5.9 million of the decrease reflects network cost reductions, including least cost routing, network optimization including grooms and migration of customers to the McLeodUSA network.  The balance of the decrease is attributed to the reduction in revenues.  The cost of fiber related to sales and leases of network facilities was $0.3 million and less than $0.1 million for the quarters ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $53.7 million for the second quarter of 2005, a decrease of $14.8 million or 22% from 2004.  The decrease in SG&A year over year is primarily attributable to actions to reduce expenses and manage cash including a planned reduction in headcount.  Headcount decreased from approximately 2,500 at June 30, 2004 to 2,100 employees at June 30, 2005.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $54.5 million for the quarter ended June 30, 2005, a decrease of $33.9 million, from the quarter ended June 30, 2004.  This decline is driven by lower depreciation expense as certain assets reached fully depreciated status in April 2005.

Impairment charges.  In accordance with SFAS 144 and SFAS 142, we performed impairment tests on our long-lived assets and indefinite-lived intangible asset.  The tests resulted in a $202.5 million non-cash impairment charge to reduce the carrying value of our property and equipment and the McLeodUSA trade name by $174.8 million and $27.7 million, respectively.

Restructuring charges.   In the second quarter of 2005, we incurred $4.8 million in restructuring charges related to financial and legal advisors supporting our pursuit of strategic alternatives and financial restructuring.

Interest expense.  Gross interest expense was $19.7 million for the quarter ended June 30, 2005, an increase of $7.7 million over the second quarter of 2004 primarily due to an increase in the average interest rates during the period.  Market rates have increased, and, as a result of the event of default that occurred in March, we are required to accrue two additional percentage points of interest on our outstanding debt balance.  Net interest expense increased by $7.9 million in the quarter ended June 30, 2005 due to higher interest rates on our outstanding debt and lower capitalized interest.  Interest expense of approximately $0.2 million and $0.4 million was capitalized as part of our construction of our network during the quarter ended June 30, 2005 and 2004, respectively.

The Company’s operating results during the quarter ended June 30, 2005, include an unfavorable impact of approximately $4.0 million related to the resolution of various legal & commercial disputes.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenue.  Total revenue for the six months ended June 30, 2005 declined $65.3 million, or 17%, to $320.2 million from $385.5 million for the six months ended June 30, 2004.  The following table compares our revenue for the six months ended June 30:

	2005	2004	Variance
Local	$163.9	$188.5	$(24.6)
Long distance	66.7	69.0	(2.3)
Data services and other	58.3	69.3	(11.0)
Carrier access	26.5	55.0	(28.5)
Indefeasible rights of use agreements including those that qualify as sales type leases	4.8	3.7	1.1
	$320.2	$385.5	$(65.3)

Total revenues declined by $65.3 million versus the first six months of 2005 due to a continued decline in total customers, the FCC mandated reduction in access rates, and lower long distance rates.  Approximately $23.8 million of the decrease in local revenue is attributed to a reduction in the number of access lines in service due to customer turnover in excess of new lines sold.  Retail long distance declined by $14.5 million as a result of both a reduction in volume and rates of approximately $8.8 million and $5.7 million, respectively.  This decline was partially offset by a $12.3 million increase in wholesale long distance due to substantial volume increases related to several wholesale contracts.  Access revenues have decreased $28.5 million from the second quarter of 2004 due to the final phase of the FCC mandated rate reduction as well as approximately $6 million of favorable rate settlements recorded in 2004 related to prior period billings.  Included in revenues from indefeasible rights of use in the above table is $2.7 million and $2.9 million for the six month periods ended June 30, 2005 and 2004, respectively, related to on-going revenues from operating leases.

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $185.5 million for the six month period ended June 30, 2005, a decrease of $27.4 million or 13% from the six month period ended June 30, 2004.  Approximately $13.0 million of the decrease reflects network cost reductions, including least cost routing, network optimization including grooms and migration of customers to the McLeodUSA network. The balance of the decrease is attributed to the reduction in revenues.  The cost of fiber related to sales and leases of network facilities was $0.4 million for the six months ended June 30, 2005 and $0.1 million for the six months ended June 30, 2004.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $110.4 million for the six months of 2005, a decrease of $33.8 million or 23% from 2004.  The decrease in SG&A year over year is primarily attributable to actions to reduce expenses and manage cash as well as reduced headcount.  Headcount decreased from approximately 2,500 at June 30, 2004 to 2,100 employees at June 30, 2005.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $145.8 million for the six months ended June 30, 2005, decrease of $32.8 million over the second quarter of 2004. This decline is driven by lower depreciation expense as certain assets reached fully depreciated status in April 2005.

Impairment charges. In accordance with SFAS 144 and SFAS 142, we performed impairment tests on our long-lived assets and indefinite-lived intangible asset.  The tests resulted in a $202.5 million non-cash impairment charge to reduce the carrying value of our property and equipment and the McLeodUSA trade name by $174.8 million and $27.7 million, respectively.

Restructuring charges.   In the six months ended June 30, 2005, we incurred $6.9 million in restructuring charges related to financial and legal advisors supporting our pursuit of strategic alternatives and financial restructuring.

Interest expense.  Gross interest expense was $34.3 million for the six months ended June 30, 2005, an increase of $10.4 million over the six months ended June 30, 2004 primarily due to an increase in the average interest rates during the period.  Market rates have increased, and, as a result of the event of default that occurred in March, we are required to accrue two additional percentage points of interest on our outstanding debt balance.  Net interest expense increased by $11.1 million in the six months ended June 30, 2005 due to higher interest rates on our outstanding debt.  Interest expense of approximately $0.4 million and $1.1 million was capitalized as part of our construction of our network during the six months ended June 30, 2005 and 2004, respectively.

The Company’s operating results for the six months ended June 30, 2005, include an unfavorable impact of approximately $4.0 million related to the resolution of various legal and commercial disputes.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have variable rate debt of approximately $777 million under the Credit Agreement outstanding at June 30, 2005.  If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended June 30, 2005, quarterly interest expense would increase by $1.9 million.  This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Former Chairman Clark E. McLeod, former President Stephen C. Gray (then also Chief Executive Officer), Chairman and Chief Executive Officer Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the ‘‘Individual Defendants’’) are defendants in a consolidated class action entitled In re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the ‘‘Iowa Class Action’’), alleging inter alia, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Individual Defendants moved to dismiss the consolidated amended complaint in the Iowa Class Action.  That motion was denied. Discovery is ongoing.   One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s Chapter 11 Case, seeking at least $104,650 on its own behalf and no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the ‘‘Bankruptcy Claims’’ and, together with the Iowa Class Action, the ‘‘Securities Claims’’).  The Bankruptcy Claims were transferred from the bankruptcy court in Delaware to the Iowa court, and consolidated with the Iowa Class Action on February 1, 2005.  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to McLeodUSA’s indemnification obligations in connection with the claims alleged again the Individual Defendants in the consolidated amended complaint, estimate the amount or range of potential loss, if any, to McLeodUSA.  With respect to the Bankruptcy Claims, on May 2, 2002, the Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock.  McLeodUSA believes that the Securities Claims are without merit and intends to defend them vigorously.

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

The FCC has an open docket proposing to reform intercarrier compensation.  An industry group known as the Intercarrier Compensation Forum provided a recommended framework for reforming intercarrier compensation related to switched access and reciprocal compensation charges.  Other coalitions provided competing recommendations for reforming intercarrier compensation to the FCC.  The FCC is evaluating all proposals and has solicited further comments on the issue.  A final decision is expected no earlier than the first quarter of 2006, and the current framework of intercarrier compensation rules could be materially affected.

On September 10, 2003, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) on Total Element Long Run Incremental Cost (“TELRIC”).  This is a proceeding to review the TELRIC methodology used to determine the prices charged to competitive carriers for unbundled network elements. A change in pricing methodology that materially increases unbundled network element prices would increase our costs and could adversely affect our ability to compete. A decision is anticipated during 2006.

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

On June 27, 2005, the United States Supreme Court recently affirmed in National Cable and Telecom Association v. Brand X Internet Services the FCC’s 2002 ruling that cable modem service, unlike DSL service, is a non-regulated Title I information service. Consequently, cable companies do not have to unbundle their cable network or incur any resale obligations of their broadband service.  The RBOCs are requesting that the FCC extend similar regulatory treatment to retail DSL service in order to maintain a level playing field with cable modem service.  If the FCC broadly rules that RBOC broadband services provided over RBOC wireline facilities are information services rather than telecommunications services, then RBOCs could argue that they do not have an obligation to provide CLECs access to unbundled loops to provide broadband services.  If the FCC were to accept such RBOC arguments, the resulting changes could limit our access to UNE loops to offer broadband services and affect our ability to compete.

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

In April 2001, the FCC released an Order in which it established a benchmark rate at which CLECs’ interstate access charges would be presumed reasonable and which a CLEC could impose on an interexchange carrier (“IXC”) by tariff. In May of 2004, the FCC announced a new rule governing CLEC interstate access charges that imposed a limit on CLEC access charges when the CLEC did not directly serve the end user.  The new rule provided that the charge could be no more than the rate charged by the ILEC for the same functionality.  The FCC order stated its new rule limiting CLEC interstate access charges was to be applied on a prospective basis.  McLeodUSA filed tariff changes to implement the FCC’s new rule.  The FCC’s Order also provided that under its prior rules, it would not have been unreasonable for a CLEC to charge an IXC for those services at the higher benchmark rate.  Some IXCs have disputed and withheld payment of billed access charges for wireless originated toll free calls and have also withheld payments due to the Company for other charges.  The Company, in response to these actions, has also withheld payments from them.  As of March 3, 2005, the amounts charged by the Company but not paid by these IXCs are:  MCI, approximately $6.4 million;  Sprint, approximately $4.7 million.; and Qwest, approximately $4.9 million.  The Company’s withholdings, all of which are less than the amounts withheld by the IXCs are:  MCI, approximately $3.4 million;  Qwest,approximately $3.8 million; and Sprint, approximately $0.8 million.  In total, approximately $23.5 million of access charges were disputed by these three IXCs related to certain types of toll free traffic for prior periods based on alleged insufficiency of tariff grounds.  McLeodUSA has written contracts with two of the IXCs that identify the rates or source of rates that McLeodUSA is entitled to charge for interstate access services.  McLeodUSA continued to bill for its services at the full benchmark rate until the FCC’s new rule went into effect as of June 22, 2004 at which time it billed at the revised rates in accordance with by the FCC’s new rule.  As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation (“Sprint”) in the United States District Court for the Northern District of Iowa claiming that, by Sprint’s failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company.  In addition to its breach of express contract claim against Sprint, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories.  McLeodUSA filed suit against Qwest Corporation in this same court; however, the dispute with Qwest has been resolved and the lawsuits filed in this matter have been dismissed.  The results of the resolution of this dispute are reflected in these consolidated financial statements.  On December 15, 2004, the FCC issued an order in US Telepacific reaffirming that its rule limiting CLEC access rates to be no more than the rate charged by the ILEC for the same functionality, adopted in May 2004, was to be applied on a prospective basis only, and that it was not unreasonable for a CLEC to charge the full benchmark rate for traffic to or from end-users of other carriers, provided that the carrier serving the end-user did not also charge the IXC and provided that the CLEC’s charges were otherwise in compliance with and supported by its tariff.  The Company expects to resolve the dispute with MCI by the end of the year.  The Company believes that recovery of withheld amounts by Sprint and MCI is probable; accordingly, no amounts have been reserved by the Company at June 30, 2005.  However, certain of the underlying issues have never been litigated and are largely questions of first impression.

McLeodUSA is one of several defendants in a lawsuit brought by SBC and its affiliates in the U.S. District Court in the Eastern District of Missouri. SBC alleges that McLeodUSA conspired with one or more of Global Crossing and its affiliates, certain named competitive local exchange carriers, and/or certain unnamed “least cost routers” to breach SBC’s state or federal tariffs, unjustly enrich themselves, and commit fraud on SBC.   SBC alleges that the defendants knowingly disguised long distance calls that were terminated to SBC so that they appeared to SBC to be local calls thereby depriving SBC of the difference between the access charge rate owed for termination of long distance calls and the reciprocal compensation rate owed for termination of local calls. McLeodUSA’s answer was filed on April 1, 2005, denying all liability.   McLeodUSA intends to vigorously defend against these claims.

Generally, state utility commissions or third parties could raise issues with regard to our compliance with applicable laws or regulations that could have a material adverse effect on our business, results of operations and financial condition.    On July 18, 2005, the Arizona Corporation Commission approved a settlement agreement between McLeodUSA and the Arizona Staff that resolved all issues related to certain agreements that we entered into with Qwest several years ago that have since expired.  The Colorado Public Utilities Commission continues to review these agreements, and that proceeding may result in fines or other sanctions against us or the imposition of other conditions detrimental to us, including the establishment of discounts available to other competitive telephone companies but not to us. Other states may initiate similar proceedings.

McLeodUSA, as successor to Caprock Communications Corporation, is a defendant in a lawsuit brought by Alcatel USA Marketing, Inc. (“Alcatel”), in County Court No. 5, Dallas County, Texas, entitled Alcatel USA Marketing, Inc vs. Caprock Communications Corporation and McLeodUSA Holdings, Inc., Cause No. CC04-11573-E.  Plaintiff alleges breach of a 1994 supply agreement and certain purchase orders issued in 2000 under the agreement.  Alcatel seeks damages of approximately $6.3 million plus interest, costs and attorneys’ fees.  The parties have agreed in principle to settle this dispute, the results of which are reflected in these consolidated financial statements.

On May 9, 2005, AT&T sent a demand to the Company for arbitration of its claim in excess of $8 million under an Engineering and Construction Management Agreement between AT&T and CapRock Telecommunications Corp. dated November 1999.  The claim principally relates to construction and fiber optic cable costs incurred in connection with construction of the Ring 3 fiber optic cable project from Tulsa, OK to Oklahoma City, OK from 1999 to 2000.  The parties have reached an agreement in principle to settle this dispute and the parties anticipate entering into a formal settlement agreement shortly.  The results of the settlement agreement are reflected in these consolidated financial statements.

As a result of the various settlements discussed above, the Company has recorded an additional charge to its operating expenses of $3.3 million during the second quarter of 2005.  McLeodUSA is not aware of any other material litigation against it. McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries

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

McLEODUSA INCORPORATED
(registrant)

Date: August 9, 2005	By:	/s/ Chris A. Davis
Chris A. Davis
Chairman and Chief Executive Officer

Date: August 9, 2005	By:	/s/ G. Kenneth Burckhardt
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