Form 10-Q
period 2005-09-30
MCLEODUSA INC
filed 2005-11-09
CIK 919943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

The number of shares outstanding of each class of the issuer’s common stock as of October 31, 2005:

Common Stock Class A: ($0.01 par value)	201,946,344 shares
Common Stock Class B: ($0.01 par value)	78,203,135 shares
Common Stock Class C: ($0.01 par value)	35,546,879 shares

McLEODUSA INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

McLEODUSA INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$17.1	$50.0
Restricted cash	16.4	—
Trade receivables, net	40.3	58.6
Prepaid expenses and other	16.2	19.9
Total current assets	90.0	128.5
Property and equipment
Land and buildings	56.9	76.4
Communications networks	1,002.6	1,116.4
Furniture, fixtures and equipment	177.6	204.5
Networks in progress	29.0	51.3
Total property and equipment	1,266.1	1,448.6
Less accumulated depreciation	831.2	719.9
Net property and equipment	434.9	728.7
Intangibles and other assets
Other intangibles, net	88.8	144.9
Other	13.5	23.7
Total intangibles and other assets	102.3	168.6
TOTAL ASSETS	$627.2	$1,025.8

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Current maturities of long-term debt	$777.3	$49.5
Accounts payable	34.2	39.6
Accrued payroll and payroll related expenses	13.9	19.7
Other accrued liabilities	113.0	75.4
Deferred revenue, current portion	8.2	6.8
Total current liabilities	946.6	191.0

Long-term debt, less current maturities	—	727.8
Deferred revenue, less current portion	18.3	17.0
Other long-term liabilities	63.3	61.4
Total liabilities	1,028.2	997.2

Redeemable convertible preferred stock
McLeodUSA Preferred Series A, redeemable, convertible, $0.01 par value; 10,000,000 authorized and issued; 2,285,864 and 4,131,336 outstanding at September 30, 2005 and December 31, 2004, respectively	42.7	75.4

Stockholders’ equity
McLeodUSA Common, Class A $0.01 par value; 1,886,249,986 authorized, 201,867,126 and 192,227,818 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2.0	1.9
McLeodUSA Common, Class B $0.01 par value; 78,203,135 authorized, issued and outstanding at September 30, 2005 and December 31, 2004	0.8	0.8
McLeodUSA Common, Class C $0.01 par value; 35,546,879 authorized, issued and outstanding at September 30, 2005 and December 31, 2004	0.3	0.3
McLeodUSA Preferred Series B, $0.01 par value; 10 authorized, issued and outstanding at September 30, 2005 and December 31, 2004	—	—
McLeodUSA Warrants	22.6	22.6
Additional paid-in capital	1,081.7	1,049.2
Accumulated deficit	(1,551.1)	(1,121.6)
Total stockholders’ deficiency	(443.7)	(46.8)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$627.2	$1,025.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended September 30,
	2005	2004

Revenue	$154.4	$168.1

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	86.0	94.1
Selling, general and administrative	64.5	62.5
Depreciation and amortization	35.8	88.8
Impairment charge	—	263.1
Restructuring charges	14.7	—
Total operating expenses	201.0	508.5
Operating loss	(46.6)	(340.4)

Nonoperating expense:
Interest expense, net of amounts capitalized	(21.9)	(11.9)
Other income (expense)	4.6	(0.5)
Total nonoperating expense	(17.3)	(12.4)
Net loss	(63.9)	(352.8)
Preferred stock dividend	(0.3)	(0.8)

Net loss applicable to common shares	$(64.2)	$(353.6)

Basic and diluted loss per common share	$(0.20)	$(1.19)
Weighted average common shares outstanding	315.5	296.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Nine months ended September 30,
	2005	2004

Revenue	$474.6	$553.5

Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	271.5	306.9
Selling, general and administrative	174.9	206.7
Depreciation and amortization	181.6	267.3
Impairment charge	202.5	263.1
Restructuring charges (adjustment)	21.6	(0.2)
Total operating expenses	852.1	1,043.8
Operating loss	(377.5)	(490.3)

Nonoperating expense:
Interest expense, net of amounts capitalized	(55.7)	(34.6)
Other income (expense)	3.7	(1.5)
Total nonoperating expense	(52.0)	(36.1)
Net loss	(429.5)	(526.4)
Preferred stock dividend	(1.2)	(2.4)

Net loss applicable to common shares	$(430.7)	$(528.8)

Basic and diluted loss per common share	$(1.38)	$(1.80)
Weighted average common shares outstanding	312.4	293.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

McLEODUSA INCORPORATED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net loss	$(429.5)	$(526.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	138.0	224.0
Amortization	43.6	43.3
Accretion of interest	2.8	2.7
Amortization of deferred financing fees	3.5	3.1
(Gain) loss on sale of assets	(3.6)	1.5
Impairment charge	202.5	263.1
Changes in assets and liabilities:
Trade receivables	17.2	5.9
Prepaid expenses and other	5.0	0.1
Accounts payable and accrued expenses	26.3	(18.8)
Deferred revenue	2.6	1.9
Net cash provided by operating activities	8.4	0.4

Cash Flows from Investing Activities
Purchases of property and equipment	(27.7)	(35.0)
Other assets	(21.1)	(22.8)
Proceeds from the sale of assets	23.9	8.1
Increase in restricted cash	(16.4)	—
Net cash used in investing activities	(41.3)	(49.7)

Cash Flows from Financing Activities
Net proceeds from long-term debt	—	40.0
Payments on long-term debt	—	(19.2)
Deferred financing fees	—	(1.9)
Net cash provided by financing activities	—	18.9

Net decrease in cash and cash equivalents	(32.9)	(30.4)

Cash and cash equivalents
Beginning	50.0	56.5
Ending	$17.1	$26.1

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$5.5	$30.9

Supplemental Schedule of Noncash Investing and Financing Activities
Principal amount converted of Redeemable Preferred Series A to Class A common stock	$33.9	$53.2
Accrued capital expenditures	$0.6	$1.3
Preferred stock dividends	$1.2	$2.4

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

On October 28, 2005, McLeodUSA and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”).  In connection with its voluntary petition, McLeodUSA filed its Joint Prepackaged Plan of Reorganization dated October 19, 2005 (the “Plan”) which describes the proposed restructuring.  See Note 10 for further discussion of the general structure of the Company’s Plan.

Background of the Restructuring

On January 31, 2002, McLeodUSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 16, 2002, McLeodUSA emerged from those Chapter 11 proceedings pursuant to the terms of its amended plan of reorganization (the “April 2002 Plan”), which became effective on that date. The general unsecured creditors of McLeodUSA, except for the holders of its outstanding publicly traded bonds, were unaffected by those Chapter 11 proceedings and the April 2002 Plan.  The April 2002 Plan incorporated a revised strategic plan that focused on profitable revenue growth in the Company’s 25 state footprint.  In order to execute the plan, the Company initiated programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, and improve the quality of the network and grow revenues.

Since 2002, the Company’s revenues have not increased as forecasted, but have been declining.  Reasons for the decline in revenue include weakness in segments of the telecommunications industry, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by the Company’s customer base, reduction in access rates as mandated by the Federal Communications Commission (the “FCC”), and lower prices for some of its products.  In response to these challenges, the Company has taken a number of actions, including introduction of new competitively-priced and technologically advanced products, reorganization of its sales operations, hiring of experienced executive sales leadership, expanding the involvement of the executive staff in the sales process and reducing customer churn.  However, these actions to date have not resulted in profitable new revenue growth which continues to be a challenge as the Company competes against large, financially strong competitors with well-known brands.  In addition, the Company believes that the large telecommunications providers will likely become even more aggressive upon the closing of the pending recently approved mergers of AT&T with SBC and MCI with Verizon and anticipated additional consolidation in the telecommunications industry, further challenging the Company’s ability to grow revenue.

The Company competes against large, financially strong competitors with well-known brands.  The current regulatory and competitive environment has not allowed the Company to obtain performance levels projected under the April 2002 Plan, and as a result the Company’s balance sheet is too highly leveraged relative to the Company’s operating performance.  The Company does not believe it will be able to service its current debt level through maturity, or to refinance that debt when it matures.  Faced with this set of circumstances, in late 2004 the Company began evaluating its strategic alternatives.  The principal alternatives available to the Company were a sale of the Company (in one or more transactions) or a restructuring of the balance sheet coupled with certain operational changes, to reduce debt-service requirements and improve free cash flow.

On March 16, 2005, the Company and holders of a majority of the debt under its Credit Agreement dated May 31, 2000, as amended (the “Credit Agreement”) and its Exit Credit Agreement, dated April 16, 2002, as amended (the “Exit Facility” or collectively, the “Credit Facilities”), entered into a forbearance agreement.  Pursuant to the forbearance agreement, the lenders agreed to forbear from exercising certain default related remedies against the Company, including with respect to the non-payment of principal and certain interest payment obligations under the Credit Facilities.  The initial forbearance agreement expired on May 23, 2005, but was extended on four occasions until October 31, 2005.  The forbearance agreement, as amended, among other things, limited the Company’s ability to sell certain assets without prior approval of the lender group and required the Company to accrue two additional percentage points of interest on the outstanding loan balances.  In accordance with the forbearance agreement, as of September 30, 2005, the Company has elected not to make $32.6 million of scheduled principal payments and $41.6 million of scheduled interest payments.

During the forbearance period, the Company explored the possibilities of selling all or pieces of the Company and solicited interest from potential acquirers.  All indications of interest received were for a level of net sale proceeds below the amounts required to pay obligations under the Credit Facilities in full.  Only one indication of interest for the entire Company was received, and that indication of interest was withdrawn at an early stage.  As a result, the majority of the lenders indicated that they did not support continuation of the sale process and desired to have the Company proceed with a restructuring.  After taking such views into account, the Company determined not to pursue them.

On a parallel path with efforts to solicit interest from third parties regarding a potential sale of the Company, the Company discussed with a committee of its lenders the terms of a financial restructuring that would convert the majority of the debt under the Credit Agreement into equity and transfer ownership of the Company to the lenders under the Credit Agreement.  The Company decided to proceed with this financial restructuring in light of the results of the sale process described above.  To minimize the amount of time the Company would spend in Chapter 11 and the disruption to the Company’s operations and thus maximize the value of the Company for the benefit of its stakeholders, the Company, after discussions with a committee of its lenders, concluded that the proposed restructuring should be implemented through a prepackaged plan of reorganization.  The Company believes that the value of its businesses would be damaged significantly by a prolonged Chapter 11 case.

On October 28, 2005, the Company and certain of its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court.  See Note 10 for further discussion of the general structure of the Company’s Plan.

Interim Financial Information (unaudited)

The Company’s financial statements for the period ending September 30, 2005 and December 31, 2004 are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The report of McLeodUSA’s independent registered public accounting firm accompanying its financial statements in its Annual Report on 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2005, contains a comment stating that there is substantial doubt as to the Company’s ability to continue as a going concern.

McLeodUSA will implement, upon the effective date of the Plan, fresh start reporting under the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  Under SOP 90-7, if the reorganization value of McLeodUSA is less than the amount of allowed claims and post-petition liabilities, and if holders of existing voting shares immediately before confirmation received less than 50% of the emerging entity, fresh start reporting applies.  McLeodUSA fully expects that it will be required to adopt fresh start reporting during the first quarter of 2006 when it anticipates emerging from bankruptcy.  The provisions of fresh start reporting will require McLeodUSA to revalue its assets and liabilities to fair value, re-establish stockholders’ equity using the reorganization value established in connection with the Plan.  The adoption of SOP 90-7 and fresh start reporting will have a material effect on McLeodUSA’s financial statements.  No adjustments have been made in the financial statements to reflect the provisions of SOP 90-7 as of September 30, 2005.  As a result, McLeodUSA’s financial statements for periods following the effectiveness of the Plan will not be comparable with those published before the Plan is effective.

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

Accounting for Stock-based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), McLeodUSA measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123 had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.  Upon the effective date of the Plan the Company anticipates that all stock options will be canceled.

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 and 2004 as if McLeodUSA had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended September 30,
	2005	2004
Net loss applicable to common shares, as reported	$(64.2)	$(353.6)
Less: Total stock-based employee compensation expense determined under fair value based methods	(1.0)	(3.1)
Pro forma net loss applicable to common shares	$(65.2)	$(356.7)

Loss per share:
Basic and diluted, as reported	$(0.20)	$(1.19)
Basic and diluted, pro forma	$(0.21)	$(1.20)

	Nine months ended September 30,
	2005	2004
Net loss applicable to common shares, as reported	$(430.7)	$(528.8)
Less: Total stock-based employee compensation expense determined under fair value based methods	(3.9)	(9.5)
Pro forma net loss applicable to common shares	$(434.6)	$(538.3)

Loss per share:
Basic and diluted, as reported	$(1.38)	$(1.80)
Basic and diluted, pro forma	$(1.39)	$(1.84)

Basic and diluted loss per common share

Loss per common share has been computed using the weighted average number of shares of common stock outstanding.  All stock options granted, and the convertible preferred stock and warrants outstanding are anti-dilutive, and are therefore excluded from the computation of earnings per share.  Assuming exercise or conversion of stock options and convertible securities, diluted shares would have been approximately 415 million and 429 million at September 30, 2005 and 2004, respectively.  Upon the effective date of the Plan, the Company anticipates that all stock options, convertible preferred stock, and warrants will be canceled.

New accounting pronouncement

In December 2004, the Financial Accounting Standards Board revised and reissued SFAS 123 as SFAS 123(R), Accounting for Stock Issued to Employees (“SFAS 123(R)”).  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will then be recognized as compensation cost over the period during which an employee is required to provide service in exchange for the award.  The provisions of this statement are effective for McLeodUSA January 1, 2006.  On the effective date of the Plan the Company anticipates that all options granted under the McLeodUSA Incorporated 2002 Omnibus Plan will be canceled.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about obligations under certain of its issued guarantees. In addition, the interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing these guarantees.  At September 30, 2005, McLeodUSA, the parent company, has various guarantees related to subsidiary commitments under operating leases.  As of September 30, 2005 the guarantees total $10.9 million and expire over various periods through December 2014, corresponding with the termination of the lease agreements.

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

Restricted cash

In accordance with the forbearance agreement, the proceeds from certain asset sales were to be placed in escrow with the lending agent.  During the third quarter of 2005 the Company sold two aircraft and certain fiber assets for $16.4 million, which was placed in escrow and has been classified as restricted cash in the Company’s consolidated balance sheet as of September 30, 2005.

Note 2:  Trade Receivables

The composition of trade receivables, net, is as follows (in millions):

	September 30, 2005	December 31, 2004
Trade Receivables:
Billed	$54.1	$66.3
Unbilled	4.4	4.8
	58.5	71.1
Allowance for doubtful accounts and discounts	(18.2)	(12.5)
	$40.3	$58.6

As further discussed in Note 9, the Company recorded charges totaling $15.7 million during the nine months ended September 30, 2005 related to settlements and allowances with respect to certain interstate and intrastate access charge disputes lowering net trade receivables.

Note 3:  Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Accrued interest	$46.2	$1.8
Accrued sales/use/excise taxes	16.6	17.8
Customer deposits	10.9	3.0
Accrued property taxes	8.7	10.9
Restructuring	5.2	15.2
Other	25.4	26.7
	$113.0	$75.4

As discussed in Note 1, the Company elected not to make certain interest payments in accordance with the forbearance agreement.  As a result of the non-payment, an event of default occurred and the Company is required to accrue two additional percentage points of interest on the Credit Facilities as provided in the forbearance agreement.

Note 4:  Restructuring Charges

The Company incurred charges of $14.7 million and $21.6 million, for the three and nine months ended September 30, 2005, respectively, in support of the Company’s pursuit of strategic alternatives and financial restructuring.  The charges relate to financial and legal advisors of $8.7 million and $15.6 million, for the three and nine months ended September 30, 2005, respectively, and $6.0 million of severance related to headcount reductions in each of the three and nine month periods ended September 30, 2005.

Changes in the carrying amount of the restructuring liability for facility closure costs originally recorded in 2001 for the nine months ended September 30, 2005 is summarized as follows (in millions):

Balance, December 31, 2004	$15.2
Payments	(10.0)
Balance, September 30, 2005	$5.2

Note 5:  Impairment charges

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), a long-lived asset group shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the second quarter of 2005, the Company concluded there was not an acceptable strategic partner or buyer for all or portions of the Company and has proceeded to work with its lender group to complete a capital restructuring.  As a result, during the second quarter of 2005, the Company performed an evaluation of the recoverability of its property and equipment that indicated that certain of its long-lived assets were impaired.  The Company used a probability-weighted discounted cash flow analysis to estimate the fair value of the Company’s property and equipment and recorded a non-cash impairment charge of $174.8 million to reduce the carrying amount to estimated fair value.  The Company filed for bankruptcy on October 28, 2005, and, as a result, performed an additional evaluation of the recoverability of its property and equipment in conjunction with the preparation of the third quarter 2005 financial statements that indicated that there was no further impairment.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), indefinite-lived intangible assets are not to be amortized but reviewed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  As a result of the capital restructuring discussed above, the Company performed an evaluation on the McLeodUSA trade name utilizing a “relief from royalty” method of valuation.  The evaluation indicated impairment during the second quarter of 2005 of $27.7 million on the McLeodUSA trade name to reduce its carrying value to estimated fair value of $37.2 million. Consequently, the Company recorded a non-cash impairment charge totaling $202.5 million, to include the impairment on both the property and equipment and the McLeodUSA trade name, in its statement of operations for the nine months ended September 30, 2005.

Note 6: Other Intangible Assets

Intangible assets with finite lives at September 30, 2005 and December 31, 2004 are summarized as follows (in millions):

		Accumulated
	Gross	Amortization	Net
September 30, 2005:
Deferred line installation costs	$204.8	$160.8	$44.0
Customer base	24.0	16.6	7.4
PrimeLine Trademark	0.9	0.7	0.2
	$229.7	$178.1	$51.6

		Accumulated
	Gross	Amortization	Net
December 31, 2004:
Deferred line installation costs	$190.5	$121.9	$68.6
Customer base	29.8	18.7	11.1
PrimeLine Trademark	0.9	0.6	0.3
	$221.2	$141.2	$80.0

Annual estimated amortization expense for intangible assets described above for 2005 is $11 million, $33 million for 2006, and $8 million for 2007.

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

Changes in the carrying amount of the asset retirement obligation for the nine months ended September 30, 2005 is summarized as follows (in millions):

Balance, December 31, 2004	$61.4
Interest accretion	2.8
Payments	(0.2)
Adjustments	(0.7)
Balance, September 30, 2005	$63.3

Note 8:  Long Term Debt

On March 16, 2005, the Company entered into a forbearance agreement whereby its lenders agreed to forbear from exercising certain default related remedies against McLeodUSA, including with respect to the non-payment of principal and certain interest payment obligations under the Credit Facilities.  The initial forbearance agreement expired on May 23, 2005, but was extended on four occasions until October 31, 2005.  The forbearance agreement, as amended, among other things, limited the Company’s ability to sell certain assets without prior approval of the lender group and required McLeodUSA to accrue two additional percentage points of interest on the outstanding loan balances.  In accordance with the forbearance agreement, as of September 30, 2005, the Company has elected not to make $32.6 million of scheduled principal payments and $41.6 million of scheduled interest payments.

The Company’s debt has been classified as current in the condensed consolidated balance sheet because the default is not expected to be cured.  As discussed in Note 10, the Company filed for Chapter 11 bankruptcy on October 28, 2005.  As a result of the bankruptcy filing, the ability of the Company’s creditors to seek remedies to enforce their rights under the Credit Facilities are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Note 9:  Litigation

Former Chairman Clark E. McLeod, former President Stephen C. Gray (then also Chief Executive Officer), Chairman Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the “Individual Defendants”) are defendants in a consolidated class action initiated in January 2002 entitled In re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the “Iowa Class Action”), alleging inter alia, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Individual Defendants moved to dismiss the consolidated amended complaint in the Iowa Class Action.  That motion was denied. Discovery is ongoing.   One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s 2002 Chapter 11 Case, seeking at least $104,650 on its own behalf and no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the “Bankruptcy Claims” and, together with the Iowa Class Action, the “Securities Claims”).  The Bankruptcy Claims were transferred from the bankruptcy court in Delaware to the Iowa court, and consolidated with the Iowa Class Action on February 1, 2005.  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to McLeodUSA’s indemnification obligations in connection with the claims alleged against the Individual Defendants in the consolidated amended complaint, estimate the amount or range of potential loss, if any, to McLeodUSA.  With respect to the Bankruptcy Claims, on May 2, 2002, the Delaware Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock.  Therefore, the effect of the restructuring may be to eliminate McLeodUSA as a party to the Bankruptcy Claims.  The Individual Defendants would remain parties to the Iowa Class Action.

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

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the Regional Bell Operating Companies (“RBOCs”).  McLeodUSA anticipates that the RBOCs will continue to pursue litigation, changes in regulations and legislation in states within McLeodUSA’s 25-state footprint, as well as with the FCC, to reduce regulatory oversight and regulation over rates, network access and operations. This includes the pursuit of major changes in the Telecommunications Act of 1996 (“1996 Act”), which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these changes could make it more difficult for McLeodUSA to challenge the RBOCs’ competitive actions and to compete with the RBOCs generally.

The FCC released its Triennial Review Order (“TRO”) in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the “Court of Appeals”).  On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action (USTA II). The Court of Appeals ruled that the FCC’s delegation of final impairment decisions to state agencies was unlawful.  The Court also reversed the FCC’s nationwide finding regarding mass market switching, dedicated transport and its delegation of decision-making authority to the states. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to provide unbundled access at current prices to newly deployed technologies based on fiber and packet-switching capabilities. The Court also upheld the FCC’s findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching.  State proceedings that had been started to implement the TRO were suspended in some states and continued in other states.  The FCC and U. S. Department of Justice declined to appeal USTA II.  Competitive and interexchange carriers and an organization representing state regulatory agencies filed appeals to the U.S. Supreme Court and requested a stay.  The U.S. Supreme Court declined to issue a stay.   On July 22, the FCC adopted and on August 22, 2004, the FCC released an Interim UNE Order (the “Interim Order”) establishing requirements that governed the availability of UNEs until the FCC adopted new, permanent unbundling rules.  On December 15, 2004, the FCC announced adoption of revised permanent unbundling rules that it believes are in compliance with prior appellate decisions.  These new unbundling rules impact access to local switching, high capacity loops, high capacity transport, dark fiber, and entrance facilities.  The FCC also adopted a transition plan for those elements that will no longer be UNEs.  The Company believes that the new rules are predominantly supportive of its facilities-based (UNE-L) strategy.  The new unbundling rules became effective March 11, 2005.  Several parties, including McLeodUSA, have appealed the new unbundling rules.  Oral argument is scheduled for February 2006.

In September 2005, the FCC agreed to forebear from applying its unbundling rules on Qwest in certain wire centers in the Omaha, Nebraska market.  The FCC based its decision on its determination that Qwest was no longer the dominant provider in the market due to the existence of a cable company that had substantially built its own loop facilities in the affected wire centers and had attained a sizeable market share.  The decision to forebear from applying the unbundling rules in these wire centers means that Qwest will not have to provide competitive providers such as McLeodUSA access to unbundled loops at TELRIC pricing.  Elimination of access to UNEs that materially increases network element prices obtained on a commercial basis would increase our costs and could adversely affect our ability to compete.  The FCC is expected to issue an order in the fourth quarter of 2005.

Regardless of the success, or lack of success, of commercial negotiations with Qwest and SBC and adoption of final unbundling rules, it is likely that unbundling rules will be the subject of continued litigation.  While major conditions recently announced in connection with the AT&T/SBC and Verizon/MCI transactions may provide some limited relief in certain markets, there can be no assurance that McLeodUSA’s businesses will not be materially adversely affected by continued legal challenges to unbundling rules, new legislation passed in response to unbundling rules or any court decisions that result from continued legal challenge to unbundling rules or current law and regulations.

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

On June 27, 2005, the United States Supreme Court affirmed in National Cable and Telecom Association v. Brand X Internet Services the FCC’s 2002 ruling that cable modem service, unlike DSL service, is a non-regulated Title I information service. Consequently, cable companies do not have to unbundle their cable network or incur any resale obligations of their broadband service.  On September 23, 2005, the FCC extended similar regulatory relief to RBOC’s retail DSL service.  They classified broadband Internet access service as an information service rather than a telecommunications service because it involves more than pure transmission of a signal.  However, the FCC stated that its order does not affect ILECs’ obligations to provide UNEs.  The FCC stated that the regulatory status of a service provided by an ILEC over a network element was not dispositive of its UNE obligations.  Rather, with respect to regulatory classification, it is the use of the network element by the CLEC that determines eligibility.

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

In April 2001, the FCC released an Order in which it established a benchmark rate at which CLECs’ interstate access charges would be presumed reasonable and which a CLEC could impose on an interexchange carrier (“IXC”) by tariff. In May of 2004, the FCC announced a new rule governing CLEC interstate access charges that imposed a limit on CLEC access charges when the CLEC did not directly serve the end user.  The new rule provided that the charge could be no more than the rate charged by the ILEC for the same functionality.  The FCC order stated its new rule limiting CLEC interstate access charges was to be applied on a prospective basis.  McLeodUSA filed tariff changes to implement the FCC’s new rule.  The FCC’s Order also provided that, under its prior rules, it would not have been unreasonable for a CLEC to charge an IXC for those services at the higher benchmark rate.  Some IXCs, including Qwest, MCI and Sprint,  disputed and withheld payment of billed access charges for wireless originated toll free calls and have also withheld payments due to the Company for other charges.  The Company, in response to these actions, had also withheld payments from them.  McLeodUSA continued to bill for its services at the full benchmark rate until the FCC’s new rule went into effect as of June 22, 2004, at which time it billed at the revised rates in accordance with the FCC’s new rule. As of October 31, 2005 approximately $8.0 million in interstate or intrastate access charges had been disputed and unpaid by Qwest and Sprint in connection to certain types of toll free traffic for prior periods based on alleged insufficiency of tariff. As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation (“Sprint”) in the United States District Court for the Northern District of Iowa claiming that, by Sprint’s failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company.  In addition to its breach of express contract claim, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories against Sprint.  McLeodUSA also filed suit against Qwest Corporation.  The Qwest litigation has been resolved and the lawsuits filed in this matter have been dismissed.  In addition, the Company has settled its dispute with MCI. The Company has recorded charges totaling $13.3 million and $15.7 million related to these access charge disputes in its consolidated statements of operations for the three months and nine months ended September 30, 2005, respectively.

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

McLeodUSA, as successor to Caprock Communications Corporation, was a defendant in a lawsuit brought by Alcatel USA Marketing, Inc. (“Alcatel”), in County Court No. 5, Dallas County, Texas, entitled Alcatel USA Marketing, Inc vs. Caprock Communications Corporation and McLeodUSA Holdings, Inc., Cause No. CC04-11573-E.  Plaintiff alleged breach of a 1994 supply agreement and certain purchase orders issued in 2000 under the agreement.  Alcatel sought damages of approximately $6.3 million plus interest, costs and attorneys’ fees.  The parties have settled this dispute, the results of which are reflected in the consolidated financial statements.

On May 9, 2005, AT&T sent a demand to the Company for arbitration of its claim in excess of $8 million under an Engineering and Construction Management Agreement between AT&T and CapRock Telecommunications Corp. dated November 1999.  The claim principally related to construction and fiber optic cable costs incurred in connection with construction of the Ring 3 fiber optic cable project from Tulsa, OK to Oklahoma City, OK from 1999 to 2000.  The parties have settled this dispute.  The results of the settlement are reflected in the consolidated financial statements.

As a result of the settlements with Alcatel and AT&T discussed above, the Company has recorded an additional charge to its operating expenses of $0.9 million during the nine months ended September 30, 2005.  McLeodUSA is not aware of any other material litigation against it.  McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

Note 10:  Subsequent Event

On October 28, 2005, the Company, and its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court.  In connection with its voluntary petition, McLeodUSA filed its Joint Prepackaged Plan of Reorganization that describes the proposed restructuring.  The Plan provides for the Company’s balance sheet to be restructured by:

•      Converting the existing $100 million of outstanding borrowings under the Exit Facility into new term loan notes;

•      Converting the existing $677.3 million of outstanding borrowings under the Credit Facility plus unpaid interest of $44.0 million into 100% of the common stock of reorganized McLeodUSA, subject to dilution by management stock plan awards;

•      Canceling the Company’s existing Preferred Series A, Class A Common, Class B Common and Class C Common Stock; and

•      Rejecting certain real property leases that are no longer necessary.

On October 31, 2005 the Bankruptcy Court approved orders requested by the Company in a series of court filings.  These approved orders allow the Company to conduct business as usual with respect to its customers, employees and suppliers and to maintain existing cash management systems. Among other things, the Bankruptcy Court authorized the Company:

•      To continue payment of all trade creditors in the ordinary course and without interruption;

•      To continue payment of all employee salaries and benefits without interruption;

•      To continue to use existing cash management systems and maintain existing bank accounts; and

•      Through an interim order, to access up to $20 million of a $50 million debtor-in-possession credit facility (the “DIP Facility”) to provide the Company with additional liquidity to fund operations during the Chapter 11 case.

The Court also set December 15, 2005 as the date for the hearing to approve the Company’s Plan.  The completion of the restructuring process depends on many factors, including approval by the Bankruptcy Court of the Plan, finalizing the proposed debt facilities upon confirmation of the Plan and receiving necessary regulatory approvals.

Information Regarding Forward-Looking Statements

Some of the statements in this discussion include statements about our future expectations.  Statements that are not historical facts are forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Such statements may include projections of financial and operational results and goals, including revenue, profitability, savings and cash. In some cases, you can identify these so-called “forward looking statements” by our use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict”, “project”, “intend” or “potential” or the negative of those words and other comparable words. These forward-looking statements are subject to known as well as unknown risks and uncertainties that may cause actual results to differ materially from our expectations.  Our expectations are based on various factors and assumptions and reflect only our predictions.  Factors that could cause actual results to differ materially from the forward-looking statement include technological, regulatory, public policy or other developments in our industry, availability and adequacy of capital resources, our ability to continue as a going concern, bankruptcy court approval of motions prosecuted by us from time to time in our pending Chapter 11 cases, our ability to confirm and consummate our plan of reorganization with respect to the Chapter 11 cases or any significant delay with respect thereto, our ability to obtain trade credit, and shipments and terms with vendors and service providers for current orders, our ability to maintain contracts that are critical to our operations current and future economic conditions, the existence of strategic alliances, our ability to generate cash, our ability to implement process and network improvements, our ability to attract and retain customers, our ability to migrate traffic to appropriate platforms and changes in the competitive climate in which we operate.  These and other risks are described in more detail in our most recent Annual Report on Form 10-K filed with the SEC.  Except as required under the federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

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

Executive Overview

 On October 28, 2005, the Company and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court.  In connection with its voluntary petition, McLeodUSA filed its Joint Prepackaged Plan of Reorganization which describes the proposed restructuring.

Background of the restructuring

On January 31, 2002, McLeodUSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 16, 2002, McLeodUSA emerged from those Chapter 11 proceedings pursuant to the terms of its amended plan of reorganization, which became effective on that date. The general unsecured creditors of McLeodUSA, except for the holders of its outstanding publicly traded bonds, were unaffected by those Chapter 11 proceedings and the April 2002 Plan.  The April 2002 Plan incorporated a revised strategic plan that focused on profitable revenue growth in the Company’s 25 state footprint.  In order to execute the plan, the Company initiated programs across the business to significantly improve the customer experience, eliminate unneeded infrastructure and cost, improve the quality of the network and grow revenues.

Since 2002, the Company’s revenues have not increased as forecasted but have been declining.  Reasons for the decline in revenue include weakness in segments of the telecommunications industry, turnover of customers to competitors in excess of new customers acquired, reduction of long distance minutes used by our customer base, reduction in access rates as mandated by the FCC, and lower prices for some of our products.  In response to these challenges, we have taken a number of actions, including introduction of new competitively-priced and technologically advanced products, reorganization of the sales operations, hiring of experienced executive sales leadership, expanding the involvement of the executive staff in the sales process and reducing customer churn.  However, these actions to date have not resulted in profitable new revenue growth which continues to be a challenge as we compete against large, financially strong competitors with well-known brands.  In addition, we believe that the large telecommunications providers will likely become even more aggressive upon the closing of the pending recently approved mergers of AT&T with SBC and MCI with Verizon as well as anticipated additional consolidation in the telecommunications industry, further challenging our ability to grow revenue.

We compete against large, financially strong competitors with well-known brands.  The current regulatory and competitive environment has not allowed us to obtain performance levels projected under the April 2002 Plan, and as a result the Company’s balance sheet is too highly leveraged relative to the Company’s operating performance.  We do not believe we will be able to service our current debt level through maturity, or to refinance that debt when it matures.  Faced with this set of circumstances, in late 2004 we began evaluating our strategic alternatives.  The principal alternatives available to the Company were a sale of the Company (in one or more transactions) or a restructuring of the balance sheet coupled with certain operational changes, to reduce debt-service requirements and improve free cash flow.

On March 16, 2005, the Company entered into a forbearance agreement with our lenders whereby the lenders agreed to forbear from exercising certain default related remedies against McLeodUSA, including with respect to the non-payment of principal and certain interest payment obligations under the Credit Facilities.  The initial forbearance agreement expired on May 23, 2005, but was extended on four occasions until October 31, 2005.  The forbearance agreement as amended, among other things, limited our ability to sell certain assets without prior approval of the lender group and required McLeodUSA to accrue two additional percentage points of interest on the outstanding loan balances.  In accordance with the forbearance agreement, as of September 30, 2005, we have elected not to make $32.6 million of scheduled principal payments and $41.6 million of scheduled interest payments.

During the forbearance period, we explored the possibilities of selling all or pieces of the Company and solicited interest from potential acquirers.  All indications of interest received were for a level of net sale proceeds below the amounts required to pay obligations under the Credit Facilities in full.  Only one indication of interest for the entire Company was received, and that indication was withdrawn at an early stage.  As a result, the majority of the lenders indicated that they did not support the continuation of the sales process and desired to have the Company proceed with a restructuring.  After taking such views into account, we determined not to pursue them.

On a parallel path with efforts to solicit interest from third parties regarding a potential sale of the Company, we discussed with a committee of our lenders the terms of a financial restructuring that would convert the majority of the debt under the Credit Agreement into equity and transfer ownership of the Company to the lenders under the Credit Agreement.  We decided to proceed with this financial restructuring in light of the results of the sale process described above.  To minimize the amount of time the we would spend in Chapter 11 and the disruption to the our operations and thus maximize the value of the Company for the benefit of our stakeholders, the Company, after discussions with a committee of our lenders, concluded that the proposed restructuring should be implemented through a prepackaged plan of reorganization.  We believe that the value of our businesses would be damaged significantly by a prolonged Chapter 11 case.

On October 28, 2005, the Company, and its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court.  In connection with our voluntary petition, we filed our Joint Prepackaged Plan of Reorganization that describes the proposed restructuring.  The Plan provides for the Company’s balance sheet to be restructured by:

•      Converting the existing $100 million of outstanding borrowings under the Exit Facility into new term loan notes;

•      Converting the existing $677.3 million of outstanding borrowings under the Credit Facility plus unpaid interest of $44.0 million into 100% of the common stock of reorganized McLeodUSA, subject to dilution by management stock plan awards;

•      Canceling the our existing Preferred Series A, Class A Common, Class B Common and Class C Common Stock; and

•      Rejecting certain real property leases that are no longer necessary.

On October 31, 2005 the Bankruptcy Court approved orders requested by the Company in a series of court filings.  These approved orders allow us to conduct business as usual with respect to our customers, employees and suppliers and to maintain existing cash management systems. Among other things, the Bankruptcy Court authorized the Company:

•      To continue payment of all trade creditors in the ordinary course and without interruption;

•      To continue payment of all employee salaries and benefits without interruption;

•      To continue to use existing cash management systems and maintain existing bank accounts; and

•      Through an interim order to access up to $20 million of the $50 million DIP Facility to provide us with additional liquidity to fund operations during the Chapter 11 case.

The Court also set December 15, 2005 as the date for the hearing to approve our Plan.  The completion of the restructuring process depends on many factors, including approval by the Bankruptcy Court of the Plan, finalizing the proposed debt facilities upon confirmation of the Plan and receiving necessary regulatory approvals.

Our financial statements for the periods ending September 30, 2005 and December 31, 2004 are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The report of our independent registered public accounting firm accompanying our financial statements in our report on Form 10-K filed March 25, 2005, contains a comment stating that there is substantial doubt as to our ability to continue as a going concern.

We will implement, upon the effective date of the Plan, fresh start reporting under the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  Under SOP 90-7, if the reorganization value of McLeodUSA is less than the amount of allowed claims and post-petition liabilities, and if holders of existing voting shares immediately before confirmation received less than 50% of the emerging entity, fresh start reporting applies.  We fully expect that we will be required to adopt fresh start reporting during the first quarter of 2006 when we anticipate emerging from bankruptcy.  The provisions of fresh start reporting will require us to revalue our assets and liabilities to fair value, re-establish stockholders’ equity using the reorganization value established in connection with the Plan.  The adoption of SOP 90-7 and fresh start reporting will have a material effect on our financial statements.  No adjustments have been made in the financial statements to reflect the provisions of SOP 90-7 as of September 30, 2005.  As a result, our financial statements for periods following the effectiveness of the Plan will not be comparable with those published before the Plan is effective.

Overview of Our Business

We operate our business as a single segment, engaging in the provision of telecommunications services based upon a single, integrated, interconnected communications network in a 25 state footprint.  We derive our revenue from our telecommunications and related communications services, including:

•      local and long distance services;

•      local data services such as dial-up and dedicated Internet access services, using DSL and dedicated T1 access;

•      services based upon utilizing advance IP technology such as voice over Internet protocol;

•      conference calling services;

•      bandwidth and network facilities leasing, sales and services, including access services;

•      facilities and services dedicated for a particular customer’s use;

•      advanced communications services for larger businesses such as frame relay, private line, and ISDN; and

•      value-added services such as virtual private networks.

As of September 30, 2005, we operated a network with 697 access nodes collocated in RBOC central offices.  We serve our customers by using various loop/access unbundled network elements (“UNEs”) provided by the RBOCs and aggregating them through our access nodes.  In turn, our access nodes are interconnected through approximately 38 service node locations where our switching/routing systems reside.  In a metropolitan area, access node to service node connectivity is based either on our own fiber facilities or on UNE transport from the RBOCs.  Our service nodes are located in most of the major metropolitan areas across our footprint.  These service nodes are in turn interconnected by our high capacity, inter-city core network.  The underlying transport for our core network is based either on our own fiber or on leased capacity from interexchange carriers.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the McLeodUSA Annual Report on Form 10-K for the year ended December 31, 2004, describe the significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2005.  Management will continue to monitor its estimates and assumptions as well as events or changes in circumstances with respect to the reported amounts of assets, liabilities, revenues and expenses as a result of our restructuring process.

Liquidity and Capital Resources

As discussed in the “Executive Overview,” the Company’s revenues have been declining since 2002.  Total revenue for the nine months ended September 30, 2005 was $474.6 million, a decrease of $78.9 million, or approximately 14%, from $553.5 million for the nine months ended September 30, 2004.  The decline in revenue was driven by several factors, including weakness in segments of the telecommunications industry, turnover of customers to competitors in excess of new customers acquired, reduction in access rates as mandated by the FCC, and lower prices for some of our products.

In light of the inability of the Company to increase revenue and ultimately generate enough cash flow to service the existing level of debt, the Company considered, with the assistance of our advisors, various strategic alternatives available to the Company.  The principal alternatives available to us were (i) a sale of the Company (in one or more transactions), or (ii) a restructuring of the balance sheet coupled with certain operational changes intended to reduce debt-service requirements and to improve free cash-flow to support ongoing business operations and to service substantially lower post-restructuring debt.

On October 28, 2005, the Company, together certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois.  The Joint Prepackaged Plan of Reorganization of McLeodUSA Incorporated and its subsidiaries, filed with the Bankruptcy Court on October 28, 2005 describes the proposed restructuring.  See further discussion of the general structure of the Plan above in “Executive Overview.”

In conjunction with the Plan, certain non-core assets of the Company are anticipated to be sold to raise cash.  We may sell our ATS cable and telephony business (“ATS”), which provides cable television services in and around Cedar Rapids and Marion, Iowa.  In addition, we have entered into an agreement to sell our headquarters building in Cedar Rapids for approximately  $27 million and lease alternate space.  The proceeds from the sale of the building and ATS will be used to reduce any borrowings under the DIP Facility if the transactions close prior to the effective date of the Plan and will reduce the estimated $100 million of new term loans that will remain outstanding after the effective date of the Plan.  It is anticipated that any transactions to be consummated will be pursuant to sale agreements approved by the Bankruptcy Court.

2005 Cash Flow

We ended September 30, 2005 with $17.1 million of cash and cash equivalents versus $50.0 million at December 31, 2004.  This decrease of $32.9 million resulted primarily from the following:

Operating Activities:
Decrease in cash from operations, excluding changes in assets and liabilities	$(21.2)
Payments for restructuring charges and liabilities	(31.2)
Cash provided by changes in assets and liabilities, excluding accrued interest	16.5
Cash provided by changes in accrued interest	44.3
Net cash provided by operating activities	8.4

Investing Activities:
Capital expenditures	(27.7)
Deferred line installation costs	(21.1)
Sale of assets	23.9
Increase in restricted cash	(16.4)
Net cash used in investing activities	(41.3)

Net decrease in cash and cash equivalents	$(32.9)

The payments for restructuring charges and liabilities relate to lease payments and lease buyouts associated with facility exits and costs in connection with our pursuit of strategic alternatives and financial restructuring.

We have reduced our growth-related capital expenditure plan and expect to spend less than $40 million during 2005.  The capital expenditure plan for the rest of 2005 remains focused on supporting new product introductions and maintaining the existing business base.   Deferred line installation costs are the result of costs required to add customers onto our network.  Our deferred line installation expenditures throughout the rest of 2005 will be dependent on the rate at which we add new customers.

During the third quarter, we sold two aircraft and certain fiber assets for $16.4 million, the proceeds of which were placed in an escrow account with our lending agent and have been classified as restricted cash in the Company’s condensed consolidated balance sheet as of September 30, 2005.  Under the terms of the DIP Facility, all funds held in escrow will be utilized before amounts may be drawn under the DIP Facility.

 Outlook for 2005 and Future Funding Needs

We ended September 30, 2005 with $17.1 million of cash on hand and $16.4 million restricted cash held in escrow by our lending agent.  From an ongoing operating standpoint, our cash requirements for the remainder of 2005 will consist of supporting new products, important capital expenditure projects, changes in working capital, remaining lease payments and lease buyouts associated with facility exits and expenses related to our capital restructuring.  A combination of cash on hand, cash generated from operating activities, borrowings under the DIP Facility and the proceeds from the sale of certain assets (if any) will be used to fund the operating activities of the Company.  On October 31, 2005 the Company sought and the Bankruptcy Court approved access to $20 million of the $50 million DIP Facility.  On the effective date of the Plan, we expect to enter into an exit facility credit agreement that will provide for a secured, revolving credit facility in an amount not to exceed $50 million, with a letter of credit sub-facility in an amount not to exceed $15 million.

In the interim, we have continued to take additional steps to conserve cash and improve liquidity.  Actions have been taken to generate further operating efficiencies and focused expense management, including lease termination agreements negotiated on certain idle facilities as well as headcount reductions, which will result in continued reduction in SG&A expenses.  As a result of the actions described above we have significantly reduced our cash usage and expect to realize continuing benefits from these programs in 2005. We will continue to execute our cash management program while completing the capital restructuring discussed above.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Revenue.  Total revenue for the quarter ended September 30, 2005 declined $13.7 million, or 8%, to $154.4 million from $168.1 million for the quarter ended September 30, 2004.  The following table compares our revenue for the three months ended September 30:

	2005	2004	Variance
Local	$80.2	$90.1	$(9.9)
Long distance	31.7	31.7	—
Data services and other	27.5	31.9	(4.4)
Carrier access	12.8	11.0	1.8
Indefeasible rights of use agreements including those that qualify as sales type leases	2.2	3.4	(1.2)
	$154.4	$168.1	$(13.7)

Total revenues declined by $13.7 million versus the third quarter of 2004 primarily due to a continued decline in total customers.  Approximately $9.7 million of the decrease in local revenue is attributed to a reduction in the number of access lines in service due to customer turnover in excess of new lines sold.  Retail long distance declined by $5.5 million as a result of both a reduction in volume of minutes and rates of approximately $2.4 million and $3.1 million, respectively. This decline was offset by a $5.5 million increase in wholesale long distance due to substantial volume increases related to several wholesale contracts.  The reduction in data services and other revenue is primarily attributable to the reduction in total customers as well as competitive price reductions for certain products.  Included in revenues from indefeasible rights of use in the above table is $1.3 million and $1.4 million for the quarters ended September 30, 2005 and 2004, respectively, related to on-going revenues from operating leases.

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $86.0 million for the quarter ended September 30, 2005, a decrease of $8.1 million or 9% from the quarter ended September 30, 2004.  Approximately $5 million of the decrease is attributed to the reduction in revenues with the balance attributed to ongoing cost reduction efforts.  The cost of fiber related to sales and leases of network facilities was $0.2 million and $0.3 million for the quarters ended September 30, 2005 and 2004, respectively.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $64.5 million for the third quarter of 2005, an increase of $2.0 million or 3% from 2004.  The increase in SG&A is primarily attributable to provisions totaling $13.3 million recorded in the third quarter of 2005 related to various access disputes.  This additional expense was partially offset by savings resulting from the overall reduction of our headcount to better reflect the current size of the business.  Headcount decreased from approximately 2,500 at September 30, 2004 to 1,700 employees at September 30, 2005.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $35.8 million for the quarter ended September 30, 2005, a decrease of $53.0 million from the quarter ended September 30, 2004.  This decline is driven by lower depreciation expense resulting from our $174.8 million impairment charge taken in the second quarter of 2005 on property and equipment as well as certain assets reaching fully depreciated status in April 2005.

Impairment charges.  In accordance with SFAS 142, we performed our annual impairment tests of goodwill and other indefinite-lived intangible assets in connection with the preparation of the financial statements for the quarter ended September 30, 2004.  The test resulted in a $263.1 million non-cash impairment charge to eliminate goodwill of $245.1 million and record impairment of $18.0 million on the McLeodUSA tradename.

Restructuring charges.   In the third quarter of 2005, we incurred $14.7 million in restructuring charges related to financial and legal advisors and severance costs in connection with our pursuit of strategic alternatives and financial restructuring.

Interest expense.  Gross interest expense was $22.0 million for the quarter ended September 30, 2005, an increase of $9.8 million over the third quarter of 2004 primarily due to an increase in the average interest rates during the period.  Market rates have increased, and, as a result of the event of default that occurred in March, we are required to accrue two additional percentage points of interest on our outstanding debt balance.  Net interest expense increased by $10.0 million in the quarter ended September 30, 2005 due to higher interest rates on our outstanding debt.  Interest expense of approximately $0.2 million and $0.3 million was capitalized as part of our construction of our network during the quarter ended September 30, 2005 and 2004, respectively.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Revenue.  Total revenue for the nine months ended September 30, 2005 declined $78.9 million, or 14%, to $474.6 million from $553.5 million for the nine months ended September 30, 2004.  The following table compares our revenue for the nine months ended September 30:

	2005	2004	Variance
Local	$244.1	$278.6	$(34.5)
Long distance	98.5	100.7	(2.2)
Data services and other	85.6	101.1	(15.5)
Carrier access	39.3	66.0	(26.7)
Indefeasible rights of use agreements including those that qualify as sales type leases	7.1	7.1	—
	$474.6	$553.5	$(78.9)

Total revenues declined by $78.9 million versus the first nine months of 2005 due to a continued decline in total customers, the FCC mandated reduction in access rates, and lower long distance rates.  Approximately $33.5 million of the decrease in local revenue is attributed to a reduction in the number of access lines in service due to customer turnover in excess of new lines sold.  Retail long distance declined by $20.0 million as a result of both a reduction in volume and rates of approximately $11.2 million and $8.8 million, respectively.  This decline was partially offset by a $17.8 million increase in wholesale long distance due to substantial volume increases related to several wholesale contracts.  The reduction in data services and other revenue is primarily attributable to the reduction in total customers as well as competitive price reductions for certain products.  Access revenues have decreased $26.7 million from the first nine months of 2004 due to the final phase of the FCC mandated rate reduction as well as approximately $6 million of favorable rate settlements recorded in 2004 related to prior period billings.  Included in revenues from indefeasible rights of use in the above table is $4.0 million and $4.3 million for the nine month periods ended September 30, 2005 and 2004, respectively, related to on-going revenues from operating leases.

Cost of Service.  Cost of service includes expenses directly associated with providing communication services to our customers.  Costs classified as cost of service include, among other items, the cost of connecting customers to our network via leased facilities, the costs paid to third party providers for interconnect access and transport services, the costs of leasing components of our network facilities and the cost of fiber related to sales and leases of network facilities.  Cost of service was $271.5 million for the nine month period ended September 30, 2005, a decrease of $35.4 million or 12% from the period ended September 30, 2004.  Approximately $16.0 million of the decrease reflects network cost reductions, including least cost routing, network optimization including grooms and migration of customers to the McLeodUSA network. The balance of the decrease is attributed to the reduction in revenues.  The cost of fiber related to sales and leases of network facilities was $0.6 million for the nine months ended September 30, 2005 and $0.4 million for the nine months ended September 30, 2004.

Selling, general and administrative expenses.  SG&A includes expenses related to sales and marketing, customer service, internal network operations and engineering, information systems and other administrative functions.  SG&A expenses were $174.9 million for the nine months of 2005, a decrease of $31.8 million or 15% from 2004.  The decrease in SG&A year over year is primarily attributable to actions to reduce expenses and manage cash as well as reduced headcount.  Headcount decreased from approximately 2,500 at September 30, 2004 to 1,700 employees at September 30, 2005.

Depreciation and amortization.  Depreciation and amortization includes the depreciation of our communications network and equipment, amortization of other intangibles determined to have finite lives, and amortization over the life of the customer contract of one-time direct installation costs associated with transferring customers’ local line service from the RBOCs to our local telecommunications services.  Depreciation and amortization expenses were $181.6 million for the nine months ended September 30, 2005, decrease of $85.7 million over the first nine months of 2004.  This decline is driven by lower depreciation expense resulting from our $174.8 million impairment charge taken in the second quarter of 2005 on property and equipment as well as certain assets reaching fully depreciated status in April 2005.

Impairment charges. In accordance with SFAS 144 and SFAS 142, during the second quarter of 2005, we performed impairment tests on our long-lived assets and indefinite-lived intangible asset.  The tests resulted in a $202.5 million non-cash impairment charge to reduce the carrying value of our property and equipment and the McLeodUSA trade name by $174.8 million and $27.7 million, respectively.  During 2004, we performed our annual impairment tests of goodwill and other indefinite-lived intangible assets in connection with the preparation of the financial statements for the quarter ended September 30, 2004.  The test resulted in a $263.1 million non-cash impairment charge to eliminate goodwill of $245.1 million and record impairment of $18.0 million on the McLeodUSA tradename.

Restructuring charges.   During the nine months ended September 30, 2005, we incurred $21.6 million in restructuring charges related to financial and legal advisors and severance costs in connection with our pursuit of strategic alternatives and financial restructuring.

Interest expense.  Gross interest expense was $56.3 million for the nine months ended September 30, 2005, an increase of $20.2 million over the nine months ended September 30, 2004 primarily due to an increase in the average interest rates during the period.  Market rates have increased, and, as a result of the event of default that occurred in March, we are required to accrue two additional percentage points of interest on our outstanding debt balance as well as to compound interest on unpaid interest balances.  Net interest expense increased by $21.1 million in the nine months ended September 30, 2005 due to higher interest rates on our outstanding debt.  Interest expense of approximately $0.6 million and $1.4 million was capitalized as part of our construction of our network during the nine months ended September 30, 2005 and 2004, respectively.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have variable rate debt of approximately $777 million under the Credit Agreement outstanding at September 30, 2005.  If market interest rates average 1% more in subsequent quarters than the rates during the quarter ended September 30, 2005, quarterly interest expense would increase by $1.9 million.  This amount was determined by calculating the effect of the hypothetical interest rate increase on our variable rate debt for the quarter and does not assume changes in our financial structure.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Former Chairman Clark E. McLeod, former President Stephen C. Gray (then also Chief Executive Officer), Chairman Chris A. Davis (then Chief Operating and Financial Officer) and former Chief Financial and Accounting Officer J. Lyle Patrick (the “Individual Defendants”) are defendants in a consolidated class action initiated in January 2002 entitled In re McLeodUSA Incorporated Securities Litigation, Civil Action No. C02-0001 (N.D. Iowa) (the “Iowa Class Action”), alleging inter alia, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Individual Defendants moved to dismiss the consolidated amended complaint in the Iowa Class Action.  That motion was denied. Discovery is ongoing.   One of the putative class plaintiffs, New Millennium Growth Fund LLC, also filed proofs of claim against McLeodUSA in McLeodUSA’s 2002 Chapter 11 Case, seeking at least $104,650 on its own behalf and no less than approximately $300 million (plus interest, costs and attorneys’ fees as allowed) on behalf of all class claimants in the Iowa Class Action (the “Bankruptcy Claims” and, together with the Iowa Class Action, the “Securities Claims”).  The Bankruptcy Claims were transferred from the bankruptcy court in Delaware to the Iowa court, and consolidated with the Iowa Class Action on February 1, 2005.  As the Securities Claims are in early stages, it is impossible to evaluate the likelihood of unfavorable outcomes or, with respect to McLeodUSA’s indemnification obligations in connection with the claims alleged against the Individual Defendants in the consolidated amended complaint, estimate the amount or range of potential loss, if any, to McLeodUSA.  With respect to the Bankruptcy Claims, on May 2, 2002, the Delaware Bankruptcy Court issued an order establishing a disputed claims reserve of 18,000,000 shares of Reorganized McLeodUSA Class A Common Stock. Any recovery from the Bankruptcy Claims would be limited to those shares of stock.  Therefore, the effect of the restructuring may be to eliminate McLeodUSA as a party to the Bankruptcy Claims.  The Individual Defendants would remain parties to the Iowa Class Action.

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

McLeodUSA is also involved in numerous regulatory proceedings before various public utility commissions and the FCC, particularly in connection with actions by the Regional Bell Operating Companies (“RBOCs”).  McLeodUSA anticipates that the RBOCs will continue to pursue litigation, changes in regulations and legislation in states within McLeodUSA’s 25-state footprint, as well as with the FCC, to reduce regulatory oversight and regulation over rates, network access and operations. This includes the pursuit of major changes in the Telecommunications Act of 1996 (“1996 Act”), which McLeodUSA believes would adversely affect competitive telecommunications service providers including McLeodUSA. If adopted, these changes could make it more difficult for McLeodUSA to challenge the RBOCs’ competitive actions and to compete with the RBOCs generally.

The FCC released its Triennial Review Order (“TRO”) in August 2003 modifying its rules governing availability of RBOC unbundled network elements to competitive carriers. The Triennial Review Order established new rules governing the availability and pricing for the network elements the RBOCs must provide to competitive carriers, and delegated authority to the states to apply certain of the new rules in individual markets. Several appeals of the TRO were consolidated in the Court of Appeals for the District of Columbia (the “Court of Appeals”).  On March 2, 2004, the Court of Appeals issued a decision overturning many key elements of the TRO, remanding most of the order to the FCC for further action (USTA II). The Court of Appeals ruled that the FCC’s delegation of final impairment decisions to state agencies was unlawful.  The Court also reversed the FCC’s nationwide finding regarding mass market switching, dedicated transport and its delegation of decision-making authority to the states. The Court directed the FCC to give stronger consideration to intermodal competition when revising its rules on remand. The Court upheld the FCC determination that RBOCs do not have to provide unbundled access at current prices to newly deployed technologies based on fiber and packet-switching capabilities. The Court also upheld the FCC’s findings that RBOCs are not required to provide unbundled switching to CLECs for business customers served by high-capacity loops, such as DS-1 or packet switching.  State proceedings that had been started to implement the TRO were suspended in some states and continued in other states.  The FCC and U. S. Department of Justice declined to appeal USTA II.  Competitive and interexchange carriers and an organization representing state regulatory

agencies filed appeals to the U.S. Supreme Court and requested a stay.  The U.S. Supreme Court declined to issue a stay.   On July 22, the FCC adopted and on August 22, 2004, the FCC released an Interim UNE Order (the “Interim Order”) establishing requirements that governed the availability of UNEs until the FCC adopted new, permanent unbundling rules.  On December 15, 2004, the FCC announced adoption of revised permanent unbundling rules that it believes are in compliance with prior appellate decisions.  These new unbundling rules impact access to local switching, high capacity loops, high capacity transport, dark fiber, and entrance facilities.  The FCC also adopted a transition plan for those elements that will no longer be UNEs.  The Company believes that the new rules are predominantly supportive of its facilities-based (UNE-L) strategy.  The new unbundling rules became effective March 11, 2005.  Several parties, including McLeodUSA, have appealed the new unbundling rules.  Oral argument is scheduled for February 2006.

In September 2005, the FCC agreed to forebear from applying its unbundling rules on Qwest in certain wire centers in the Omaha, Nebraska market.  The FCC based its decision on its determination that Qwest was no longer the dominant provider in the market due to the existence of a cable company that had substantially built its own loop facilities in the affected wire centers and had attained a sizeable market share.  The decision to forebear from applying the unbundling rules in these wire centers means that Qwest will not have to provide competitive providers such as McLeodUSA access to unbundled loops at TELRIC pricing.  Elimination of access to UNEs that materially increases network element prices obtained on a commercial basis would increase our costs and could adversely affect our ability to compete.  The FCC is expected to issue an order in the fourth quarter of 2005.

Regardless of the success, or lack of success, of commercial negotiations with Qwest and SBC and adoption of final unbundling rules, it is likely that unbundling rules will be the subject of continued litigation.  While major conditions recently announced in connection with the AT&T/SBC and Verizon/MCI transactions may provide some limited relief in certain markets, there can be no assurance that McLeodUSA’s businesses will not be materially adversely affected by continued legal challenges to unbundling rules, new legislation passed in response to unbundling rules or any court decisions that result from continued legal challenge to unbundling rules or current law and regulations.

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

On June 27, 2005, the United States Supreme Court affirmed in National Cable and Telecom Association v. Brand X Internet Services the FCC’s 2002 ruling that cable modem service, unlike DSL service, is a non-regulated Title I information service. Consequently, cable companies do not have to unbundle their cable network or incur any resale obligations of their broadband service.  On September 23, 2005, the FCC extended similar regulatory relief to RBOC’s retail DSL service.  They classified broadband Internet access service as an information service rather than a telecommunications service because it involves more than pure transmission of a signal.  However, the FCC stated that its order does not affect ILECs’ obligations to provide UNEs.  The FCC stated that the regulatory status of a service provided by an ILEC over a network element was not dispositive of its UNE obligations.  Rather, with respect to regulatory classification, it is the use of the network element by the CLEC that determines eligibility.

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

In April 2001, the FCC released an Order in which it established a benchmark rate at which CLECs’ interstate access charges would be presumed reasonable and which a CLEC could impose on an interexchange carrier (“IXC”) by tariff. In May of 2004, the FCC announced a new rule governing CLEC interstate access charges that imposed a limit on CLEC access charges when the CLEC did not directly serve the end user.  The new rule provided that the charge could be no more than the rate charged by the ILEC for the same functionality.  The FCC order stated its new rule limiting CLEC interstate access charges was to be applied on a prospective basis.  McLeodUSA filed tariff changes to implement the FCC’s new rule.  The FCC’s Order also provided that, under its prior rules, it would not have been unreasonable for a CLEC to charge an IXC for those services at the higher benchmark rate.  Some IXCs, including Qwest, MCI and Sprint,  disputed and withheld payment of billed access charges for wireless originated toll free calls and have also withheld payments due to the Company for other charges.  The Company, in response to these actions, had also withheld payments from them.  McLeodUSA continued to bill for its services at the full benchmark rate until the FCC’s new rule went into effect as of June 22, 2004, at which time it billed at the revised rates in accordance with the FCC’s new rule.  As of October 31, 2005 approximately $8.0 million in interstate or intrastate access charges had been disputed and unpaid by Qwest and Sprint in connection to certain types of toll free traffic for prior periods based on alleged insufficiency of tariff. As a consequence of the withholding of payments by these carriers, McLeodUSA filed suit against Sprint Communications Corporation (“Sprint”) in the United States District Court for the Northern District of Iowa claiming that, by Sprint’s failure to pay the interstate access charges that the Company billed, Sprint was in breach of its contract with the Company.  In addition to its breach of express contract claim, the Company is pursuing recovery of its interstate access charges for toll free traffic under implied contract and unjust enrichment theories against Sprint.  McLeodUSA also filed suit against Qwest Corporation.  The Qwest litigation has been resolved and the lawsuits filed in this matter have been dismissed.  In addition, the Company has settled its dispute with MCI. The Company has recorded charges totaling $13.3 million and $15.7 million related to these access charge disputes in its consolidated statements of operations for the three months and nine months ended September 30, 2005, respectively.

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

McLeodUSA, as successor to Caprock Communications Corporation, was a defendant in a lawsuit brought by Alcatel USA Marketing, Inc. (“Alcatel”), in County Court No. 5, Dallas County, Texas, entitled Alcatel USA Marketing, Inc vs. Caprock Communications Corporation and McLeodUSA Holdings, Inc., Cause No. CC04-11573-E.  Plaintiff alleged breach of a 1994 supply agreement and certain purchase orders issued in 2000 under the agreement.  Alcatel sought damages of approximately $6.3 million plus interest, costs and attorneys’ fees.  The parties have settled this dispute, the results of which are reflected in the consolidated financial statements.

On May 9, 2005, AT&T sent a demand to the Company for arbitration of its claim in excess of $8 million under an Engineering and Construction Management Agreement between AT&T and CapRock Telecommunications Corp. dated November 1999.  The claim principally related to construction and fiber optic cable costs incurred in connection with construction of the Ring 3 fiber optic cable project from Tulsa, OK to Oklahoma City, OK from 1999 to 2000.  The parties have settled this dispute.  The results of the settlement are reflected in the consolidated financial statements.

As a result of the settlements with Alcatel and AT&T discussed above, the Company has recorded an additional charge to its operating expenses of $0.9 million during nine months ended 2005.  McLeodUSA is not aware of any other material litigation against it.  McLeodUSA does, however, have various other legal proceedings pending against it or its subsidiaries or on its behalf or that of its subsidiaries.

 Item 6.  Exhibits

Exhibit
Number	Exhibit Description
10.1	Real Estate Purchase Contract, dated October 28, 2005 between Life Investors Insurance Company Of America and McLeodUSA Incorporated.
31.1	Certification of CRO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CRO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McLEODUSA INCORPORATED
(registrant)

Date: November 9, 2005	By:	/s/ Stanford Springel
Stanford Springel
Chief Restructuring Officer

Date: November 9, 2005	By:	/s/ Joseph H. Ceryanec
Joseph H. Ceryanec
Acting Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Real Estate Purchase Contract, dated October 28, 2005 between Life Investors Insurance Company Of America and McLeodUSA Incorporated.
31.1	Certification of CRO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CRO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.